Form 10-Q
period 2019-09-30
CRAWFORD & CO
filed 2019-11-04
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2019
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
Yes ☑          No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).                        Yes ☑          No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of October 29, 2019, was as follows:

Class A Common Stock, $1.00 par value: 30,428,832
Class B Common Stock, $1.00 par value: 22,694,718

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2019

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2019 and 2018	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2019 and 2018	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2019 and 2018	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2019 and December 31, 2018	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months and nine months ended September 30, 2019 and 2018	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

	Report of Independent Registered Public Accounting Firm	29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

Part II. Other Information

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	52

Signatures		53

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2019	2018
Revenues:

Revenues before reimbursements	$254,677	$255,029
Reimbursements	11,165	9,834
Total Revenues	265,842	264,863

Costs and Expenses:

Costs of services provided, before reimbursements	180,849	179,238
Reimbursements	11,165	9,834
Total costs of services	192,014	189,072

Selling, general, and administrative expenses	52,564	63,247

Corporate interest expense, net of interest income of $0 and $274, respectively	3,162	2,398

Arbitration and claim settlements	1,200	—

Loss on disposition of business line	—	1,201

Total Costs and Expenses	248,940	255,918

Other (Loss) Income, net	(883)	762

Income Before Income Taxes	16,019	9,707

Provision for Income Taxes	5,328	1,828

Net Income	10,691	7,879

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	355	17

Net Income Attributable to Shareholders of Crawford & Company	$11,046	$7,896

Earnings Per Share - Basic:
Class A Common Stock	$0.22	$0.15
Class B Common Stock	$0.19	$0.13

Earnings Per Share - Diluted:
Class A Common Stock	$0.21	$0.15
Class B Common Stock	$0.19	$0.13

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,645	30,713
Class B Common Stock	22,831	24,446

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,140	31,390
Class B Common Stock	22,831	24,446

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018
Revenues:

Revenues before reimbursements	$758,616	$807,177
Reimbursements	31,449	41,282
Total Revenues	790,065	848,459

Costs and Expenses:

Costs of services provided, before reimbursements	533,664	574,380
Reimbursements	31,449	41,282
Total costs of services	565,113	615,662

Selling, general, and administrative expenses	171,407	188,907

Corporate interest expense, net of interest income of $539 and $1,446, respectively	8,346	7,402

Arbitration and claim settlements	12,552	—

Loss on disposition of business line	—	18,996

Total Costs and Expenses	757,418	830,967

Other (Loss) Income, net	(2,443)	2,644

Income Before Income Taxes	30,204	20,136

Provision for Income Taxes	11,120	6,255

Net Income	19,084	13,881

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	713	159

Net Income Attributable to Shareholders of Crawford & Company	$19,797	$14,040

Earnings Per Share - Basic:
Class A Common Stock	$0.39	$0.28
Class B Common Stock	$0.33	$0.22

Earnings Per Share - Diluted:
Class A Common Stock	$0.39	$0.28
Class B Common Stock	$0.33	$0.22

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,701	30,829
Class B Common Stock	23,071	24,455

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,116	31,451
Class B Common Stock	23,071	24,455

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,
(In thousands)	2019	2018

Net Income	$10,691	$7,879

Other Comprehensive Loss:
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(3,017)	(4,730)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $673 and $826, respectively	1,984	1,833

Other Comprehensive Loss	(1,033)	(2,897)

Comprehensive Income	9,658	4,982

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	900	468

Comprehensive Income Attributable to Shareholders of Crawford & Company	$10,558	$5,450

	Nine Months Ended September 30,
(In thousands)	2019	2018

Net Income	$19,084	$13,881

Other Comprehensive Income:
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(2,621)	(3,333)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $2,024 and $2,455, respectively	5,976	5,535

Other Comprehensive Income	3,355	2,202

Comprehensive Income	22,439	16,083

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,684	414

Comprehensive Income Attributable to Shareholders of Crawford & Company	$24,123	$16,497

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$46,101	$53,119
Accounts receivable, less allowance for doubtful accounts of $9,786 and $9,625, respectively	131,329	131,117
Unbilled revenues, at estimated billable amounts	115,672	108,291
Income taxes receivable	4,084	4,084
Prepaid expenses and other current assets	24,253	24,237
Total Current Assets	321,439	320,848
Net Property and Equipment	32,035	34,303
Other Assets:
Operating lease right-of-use assets, net	93,610	—
Goodwill	97,152	96,890
Intangible assets arising from business acquisitions, net	76,529	85,023
Capitalized software costs, net	66,352	72,210
Deferred income tax assets	19,687	22,146
Other noncurrent assets	68,687	70,022
Total Other Assets	422,017	346,291
TOTAL ASSETS	$775,491	$701,442
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	September 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$33,606	$23,195
Accounts payable	31,178	37,834
Accrued compensation and related costs	66,559	66,530
Self-insured risks	14,873	15,246
Income taxes payable	2,236	3,145
Deferred rent	—	15,919
Operating lease liabilities	30,073	—
Other accrued liabilities	37,242	32,391
Deferred revenues	29,007	30,961
Current installments of finance leases	13	89
Total Current Liabilities	244,787	225,310
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	155,761	167,126
Operating lease liabilities	78,371	—
Deferred revenues	23,839	21,713
Accrued pension liabilities	71,093	74,323
Other noncurrent liabilities	29,761	32,024
Total Noncurrent Liabilities	358,825	295,186
Redeemable Noncontrolling Interests	4,846	5,500
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,420 and 30,927 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	30,420	30,927
Class B common stock, $1.00 par value; 50,000 shares authorized; 22,727 and 24,408 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	22,727	24,408
Additional paid-in capital	62,716	58,793
Retained earnings	260,621	273,607
Accumulated other comprehensive loss	(212,122)	(216,447)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	164,362	171,288
Noncontrolling interests	2,671	4,158
Total Shareholders' Investment	167,033	175,446
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$775,491	$701,442
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$19,084	$13,881
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	30,086	33,284
Stock-based compensation	2,610	4,838
Loss on disposition of business line	—	18,996
Changes in operating assets and liabilities:
Accounts receivable, net	1,108	12,811
Unbilled revenues, net	(8,740)	(26,156)
Accrued or prepaid income taxes	443	788
Accounts payable and accrued liabilities	(4,361)	(10,665)
Deferred revenues	514	(2,068)
Accrued retirement costs	1,545	(26,486)
Prepaid expenses and other operating activities	36	(3,196)
Net cash provided by operating activities	42,325	16,027

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,664)	(12,406)
Cash proceeds from disposition of business line	—	40,275
Capitalization of computer software costs	(7,276)	(13,098)
Payments for business acquisitions, net of cash acquired	(2,296)	(2,500)
Other investing activities	—	(218)
Net cash (used in) provided by investing activities	(15,236)	12,053

Cash Flows From Financing Activities:
Cash dividends paid	(9,894)	(10,159)
Proceeds from shares purchased under employee stock-based compensation plans	1,909	1,301
Repurchases of common stock	(25,673)	(7,715)
Increases in short-term and revolving credit facility borrowings	65,449	89,554
Payments on short-term and revolving credit facility borrowings	(64,962)	(100,895)
Payments on finance lease obligations	(106)	(361)
Dividends paid to noncontrolling interests	(458)	(349)
Net cash used in financing activities	(33,735)	(28,624)
Effects of exchange rate changes on cash and cash equivalents	(372)	(128)
Decrease in cash and cash equivalents	(7,018)	(672)
Cash and cash equivalents at beginning of year	53,119	54,011
Cash and cash equivalents at end of period	$46,101	$53,339
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2019	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2019	$30,927	$24,408	$58,793	$273,607	$(216,447)	$171,288	$4,158	$175,446
Net income (1)	—	—	—	6,109	—	6,109	37	6,146
Other comprehensive income (loss)	—	—	—	—	5,073	5,073	(16)	5,057
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,282)	—	(3,282)	—	(3,282)
Stock-based compensation	—	—	(247)	—	—	(247)	—	(247)
Repurchases of common stock	(421)	(1,377)	—	(14,620)	—	(16,418)	—	(16,418)
Common stock activity, net	115	—	(225)	—	—	(110)	—	(110)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at March 31, 2019	$30,621	$23,031	$58,321	$261,814	$(211,374)	$162,413	$4,095	$166,508
Net income (1)	—	—	—	2,642	—	2,642	(12)	2,630
Other comprehensive loss	—	—	—	—	(260)	(260)	(409)	(669)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,313)	—	(3,313)	—	(3,313)
Stock-based compensation	—	—	1,646	—	—	1,646	—	1,646
Repurchases of common stock	(280)	(73)	—	(2,814)	—	(3,167)	—	(3,167)
Common stock activity, net	326	—	634	—	—	960	—	960
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Balance at June 30, 2019	$30,667	$22,958	$60,601	$258,329	$(211,634)	$160,921	$3,478	$164,399
Net income (1)	—	—	—	11,046	—	11,046	(84)	10,962
Other comprehensive loss	—	—	—	—	(488)	(488)	(545)	(1,033)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,299)	—	(3,299)	—	(3,299)
Stock-based compensation	—	—	1,211	—	—	1,211	—	1,211
Repurchases of common stock	(402)	(231)	—	(5,455)	—	(6,088)	—	(6,088)
Common stock activity, net	155	—	904	—	—	1,059	—	1,059
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(178)	(178)
Balance at September 30, 2019	$30,420	$22,727	$62,716	$260,621	$(212,122)	$164,362	$2,671	$167,033

(1)The total net income presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, June 30 and September 30, 2019 excludes $377, $6 and $271, respectively, in net loss attributable to the redeemable noncontrolling interests.

(See accompanying notes to condensed consolidated financial statements)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2018	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2018	$31,439	$24,502	$53,170	$269,686	$(196,477)	$182,320	$4,644	$186,964
Net income (1)	—	—	—	8,569	—	8,569	188	8,757
Other comprehensive income	—	—	—	—	8,940	8,940	229	9,169
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,421)	—	(3,421)	—	(3,421)
Stock-based compensation	—	—	1,565	—	—	1,565	—	1,565
Repurchases of common stock	(1,012)	(54)	—	(7,794)	—	(8,860)	—	(8,860)
Common stock activity, net	102	—	(88)	—	—	14	—	14
Cumulative-effect adjustment of ASC 606	—	—	—	642	—	642	—	642
Balance at March 31, 2018	$30,529	$24,448	$54,647	$267,682	$(187,537)	$189,769	$5,061	$194,830
Net loss (1)	—	—	—	(2,425)	—	(2,425)	305	(2,120)
Other comprehensive loss	—	—	—	—	(4,037)	(4,037)	(33)	(4,070)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,363)	—	(3,363)	—	(3,363)
Stock-based compensation	—	—	1,790	—	—	1,790	—	1,790
Common stock activity, net	69	—	240	—	—	309	—	309
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(167)	(167)
Balance at June 30, 2018	$30,598	$24,448	$56,677	$261,894	$(191,574)	$182,043	$5,166	$187,209
Net income (1)	—	—	—	7,896	—	7,896	305	8,201
Other comprehensive loss	—	—	—	—	(2,446)	(2,446)	(451)	(2,897)
Cash dividends paid	—	—	—	(3,375)	—	(3,375)	—	(3,375)
Stock-based compensation	—	—	1,483	—	—	1,483	—	1,483
Acquisition of noncontrolling interest	—	—	(218)	—	—	(218)	—	(218)
Repurchases of common stock	(43)	(11)	—	(425)	—	(479)	—	(479)
Common stock activity, net	155	—	823	—	—	978	—	978
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(182)	(182)
Balance at September 30, 2018	$30,710	$24,437	$58,765	$265,990	$(194,020)	$185,882	$4,838	$190,720

(1) The total net income presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, June 30 and September 30, 2018 excludes $327, $308 and $322 respectively, in net loss attributable to the redeemable noncontrolling interests.

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The Company's operating results for the three months and nine months ended and financial position as of September 30, 2019 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2019 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
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
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2019 and December 31, 2018, the liabilities of the deferred compensation plan were $8,790,000 and $8,914,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,634,000 and $16,402,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of September 30, 2019 were $12,468,000 and $8,261,000, respectively. Total assets and liabilities of LWI as of December 31, 2018 were $12,232,000 and $10,423,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $4,217,000 and $6,934,000 as of September 30, 2019 and December 31, 2018, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3. Revenue Recognition
As of January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the three and nine months ended September 30, 2019 and 2018 reflect the application of ASC 606.
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
The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
U.S.	$35,982	$34,480	$103,743	$110,426
U.K.	15,123	15,803	47,325	47,397
Canada	12,008	11,692	36,276	38,857
Australia	11,886	11,739	35,220	33,889
Europe	7,429	7,234	21,265	23,887
Rest of World	3,822	4,384	11,743	14,432
Total Crawford Claims Solutions Revenues before Reimbursements	$86,250	$85,332	$255,572	$268,888

The Crawford TPA Solutions segment (formerly referred to as "Global TPA Solutions: Broadspire") is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of the claims management services to its customer. This service line also provides Risk Management Information Services. For non-claim services, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following tables present Crawford TPA Solutions revenues before reimbursements disaggregated by service line and geography for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$37,352	$43,024	$80,376	$37,294	$42,685	$79,979
U.K.	2,730	—	$2,730	2,863	—	2,863
Canada	8,210	—	8,210	9,081	—	9,081
Europe and Rest of World	8,179	—	8,179	8,348	—	8,348
Total Crawford TPA Solutions Revenues before Reimbursements	$56,471	$43,024	$99,495	$57,586	$42,685	$100,271

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$109,700	$127,691	$237,391	$112,616	$128,359	$240,975
U.K.	8,243	—	$8,243	9,387	—	9,387
Canada	25,466	—	25,466	27,580	—	27,580
Europe and Rest of World	25,707	—	25,707	25,210	—	25,210
Total Crawford TPA Solutions Revenues before Reimbursements	$169,116	$127,691	$296,807	$174,793	$128,359	$303,152

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the three months and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands)	Global Technical Services	Contractor Connection	Total	Global Technical Services	Contractor Connection	Total
U.S.	$10,202	$19,617	$29,819	$10,003	$18,682	$28,685
U.K.	11,728	1,263	12,991	11,931	2,034	13,965
Canada	6,294	1,838	8,132	6,117	2,268	8,385
Australia	5,935	222	6,157	6,494	240	6,734
Europe	5,141	2	5,143	5,277	1	5,278
Rest of World	6,690	—	6,690	6,379	—	6,379
Total Crawford Specialty Solutions Revenues before Reimbursements	$45,990	$22,942	$68,932	$46,201	$23,225	$69,426

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
(in thousands)	Global Technical Services	Contractor Connection	Garden City Group	Total	Global Technical Services	Contractor Connection	Garden City Group	Total
U.S.	$30,888	$60,270	$—	$91,158	$29,607	$56,706	$28,827	$115,140
U.K.	34,444	3,955	—	38,399	34,446	6,308	—	40,754
Canada	19,522	5,773	—	25,295	18,761	6,208	1,048	26,017
Australia	16,881	608	—	17,489	17,833	999	—	18,832
Europe	14,793	3	—	14,796	16,356	3	—	16,359
Rest of World	19,100	—	—	19,100	18,035	—	—	18,035
Total Crawford Specialty Solutions Revenues before Reimbursements	$135,628	$70,609	$—	$206,237	$135,038	$70,224	$29,875	$235,137

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the Company’s unaudited Condensed Consolidated Balance Sheets, which represents a contract liability. These fixed-fee service agreements typically result from the Crawford TPA Solutions segment and require the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where it handles a claim on a non-lifetime basis, the Company typically receives an additional fee on each anniversary date that the claim remains open. For service agreements where it provides services for the life of the claim, the Company is paid one upfront fee regardless of the duration of the claim. The Company recognizes deferred revenues as revenues as it performs services and transfers control of the services to the customer and satisfies the performance obligation which it determines utilizing a portfolio approach.
The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. For all fixed fee service agreements, revenues are recognized over the expected service periods by type of claim. Based upon its historical averages, the Company closes approximately 98% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and makes adjustments to deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.
The table below presents the deferred revenues balance as of January 1, 2019 and the significant activity affecting deferred revenues during the nine months ended September 30, 2019:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2019	$52,673
Quarterly additions	20,790
Revenue recognized from the prior periods	(13,871)
Revenue recognized from current quarter additions	(5,485)
Balance as of March 31, 2019	54,107
Quarterly additions	18,536
Revenue recognized from the prior periods	(12,640)
Revenue recognized from current quarter additions	(6,322)
Balance as of June 30, 2019	53,681
Quarterly additions	20,411
Revenue recognized from the prior periods	(16,597)
Revenue recognized from current quarter additions	(4,649)
Balance as of September 30, 2019	$52,846
Remaining Performance Obligations
As of September 30, 2019, the Company had $92.0 million of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.
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

4. Lease Commitments
The Company determines if an arrangement is a lease at inception. The Company's and its subsidiaries' leases include office space, computer equipment, and automobiles under operating and finance leases. These lease agreements have remaining lease terms of 1 to 11 years. Some of these lease agreements include options to extend the leases for up to 5 years, options to terminate the leases within 1 year, rental escalation clauses and periodic adjustments for inflation, all of which are considered in the determination of lease payments. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The Company, as sublessor, subleases certain office space which mostly consists of a two-building office complex in Plantation, Florida in which the terms of the primary lease and the related subleases end in December 2021. Under all of its executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $1.1 million during the remainder of 2019, $4.3 million in 2020, $4.2 million in 2021 and $0.2 million in 2022.
The Company's finance leases are not material for the three months or nine months ended or as of September 30, 2019 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's unaudited Condensed Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	September 30, 2019
Assets:
Operating lease	Operating lease right-of-use assets, net	$93,610
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	30,073
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	78,371
Total operating lease liabilities		$108,444

Weighted-Average Remaining Lease Term		5.43 years
Weighted-Average Discount Rate (1)		5.6%
(1)    Upon adoption of Topic 842, discount rates used for existing leases were established at the transition date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The components of operating lease costs within the Company's unaudited Condensed Consolidated Statements of Operations consisted of the following for the three months and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$9,298	$28,410
Variable lease cost	2,078	5,849
Sublease income	1,114	3,086
Supplemental cash flow information related to operating leases for the three months and nine months ended September 30, 2019 were as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,806	$29,220

Right-of-use assets obtained in exchange for lease obligations (1)	$1,294	$13,310
(1)    The nine months ended September 30, 2019 amount excludes $122.3 million of right-of-use assets recognized upon adoption of Topic 842.
Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	September 30, 2019
2019	$9,398
2020	32,187
2021	25,827
2022	14,876
2023	10,875
Thereafter	33,540
Total undiscounted lease payments	126,703
Less imputed interest	(18,259)
Present value of future lease payments	$108,444

The Company has entered into operating lease agreements that have not yet commenced as of September 30, 2019 with legally binding minimum lease payments of $4.5 million. The leases are expected to commence during the three months ended December 31, 2019, and have lease terms between 3 years and 10 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The provision for income taxes on consolidated income before income taxes totaled $5.3 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively. The provision for income taxes on consolidated income before income taxes totaled $11.1 million and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively. The overall effective tax rate increased to 36.8% for the nine months ended September 30, 2019 compared with 31.1% for the 2018 period primarily due to a one-time tax planning benefit in 2018 related to the voluntary contribution of $10.0 million to the Company's U.S. defined benefit pension plan, the impact of the sale of the Garden City Group business (the “GCG Business”) in 2018, and the arbitration and claim settlements in 2019. See Note 13, "Disposition of Business Line" and Note 11, "Commitments and Contingencies" for further discussion of these items.

6. Defined Benefit Pension Plans
Net periodic cost (benefit) related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2019 and 2018 included the following components:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service cost	$332	$355	$1,004	$1,099
Interest cost	5,565	5,282	16,763	16,017
Expected return on assets	(7,371)	(8,718)	(22,214)	(26,478)
Amortization of actuarial loss	2,689	2,696	8,073	8,117
Net periodic cost (benefit)	$1,215	$(385)	$3,626	$(1,245)

For the three months ended September 30, 2019 and 2018, the non-service components of net periodic pension costs of $883,000 of expense and $740,000 of income, respectively, are included in "Other (Loss) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2019 and 2018, the non-service components of net periodic pension costs of $2,622,000 of expense and $2,344,000 of income, respectively, are included in "Other (Loss) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the nine month period ended September 30, 2019, the Company made no contributions to the U.S. defined benefit pension plan and contributions of $527,000 to the U.K. defined benefit pension plans, compared with contributions of $19,000,000 and $4,168,000, respectively, in the comparable 2018 period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During the first three quarters of 2019 and 2018, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.
The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$4,439	$3,308	$2,518	$2,004	$5,654	$4,249	$2,165	$1,717
Dividends paid	2,157	1,142	2,152	1,223	6,449	3,445	6,491	3,668
Net income attributable to common shareholders, basic	$6,596	$4,450	$4,670	$3,227	$12,103	$7,694	$8,656	$5,385

Denominator:
Weighted-average common shares outstanding, basic	30,645	22,831	30,713	24,446	30,701	23,071	30,829	24,455
Earnings per share - basic	$0.22	$0.19	$0.15	$0.13	$0.39	$0.33	$0.28	$0.22
The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$4,470	$3,277	$2,542	$1,980	$5,687	$4,216	$2,184	$1,698
Dividends paid	2,157	1,142	2,152	1,223	6,449	3,445	6,491	3,668
Net income attributable to common shareholders, diluted	$6,627	$4,419	$4,694	$3,203	$12,136	$7,661	$8,675	$5,366

Denominator:
Weighted-average common shares outstanding, basic	30,645	22,831	30,713	24,446	30,701	23,071	30,829	24,455
Weighted-average effect of dilutive securities	495	—	677	—	415	—	622	—
Weighted-average common shares outstanding, diluted	31,140	22,831	31,390	24,446	31,116	23,071	31,451	24,455
Earnings per share - diluted	$0.21	$0.19	$0.15	$0.13	$0.39	$0.33	$0.28	$0.22

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Shares underlying stock options excluded	572	1,230	592	1,172
Performance stock grants excluded because performance conditions have not been met (1)	1,094	778	1,041	778

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and nine months ended September 30, 2019 and September 30, 2018. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
CRD-A issued under Non-Employee Director Stock Plan	2	7	87	114
CRD-A issued under the Employee Stock Purchase Plan	131	144	131	144
CRD-A issued under the U.K. ShareSave Scheme	14	3	280	57
CRD-A issued under International Plan	4	9	4	9
CRD-A issued under Executive Stock Bonus Plan	—	—	30	—
CRD-A issued under 2016 Omnibus Stock and Incentive Plan	3	—	62	—
The Company's share repurchase authorization, approved in July 2017 (the "2017 Repurchase Authorization"), provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both). The 2017 Repurchase Authorization was terminated on May 8, 2019.
Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At September 30, 2019, the Company had remaining authorization to repurchase 1,014,541 shares under the 2019 Repurchase Authorization.
During the three months ended September 30, 2019, the Company repurchased 401,892 shares of CRD-A and 231,137 shares of CRD-B at an average cost of $9.72 and $9.43, respectively. During the three months ended September 30, 2018, the Company repurchased 43,190 shares of CRD-A and 10,867 shares of CRD-B at an average cost of $8.86 and $8.87, respectively.
During the nine months ended September 30, 2019, the Company repurchased 1,103,398 shares of CRD-A and 1,680,377 shares of CRD-B at an average cost of $9.33 and $9.16, respectively, of which 421,427 shares of CRD-A and 1,376,889 shares of CRD-B were purchased pursuant to a stock purchase agreement authorized by the Board of Directors separate from the 2017 Repurchase Authorization and the 2019 Repurchase Authorization. During the nine months ended September 30, 2018, the Company repurchased 1,055,148 shares of CRD-A and 64,755 shares of CRD-B at an average cost of $8.30 and $8.95, respectively.

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

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(35,531)	$(176,103)	$(211,634)	$(36,352)	$(180,095)	$(216,447)
Other comprehensive loss before reclassifications	(2,472)	—	(2,472)	(1,651)	—	(1,651)
Amounts reclassified from accumulated other comprehensive income	—	1,984	1,984	—	5,976	5,976
Net current period other comprehensive (loss) income	(2,472)	1,984	(488)	(1,651)	5,976	4,325
Ending balance	$(38,003)	$(174,119)	$(212,122)	$(38,003)	$(174,119)	$(212,122)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(25,119)	$(166,455)	$(191,574)	$(26,320)	$(170,157)	$(196,477)
Other comprehensive loss before reclassifications	(4,279)	—	(4,279)	(3,078)	—	(3,078)
Amounts reclassified from accumulated other comprehensive income	—	1,833	1,833	—	5,535	5,535
Net current period other comprehensive (loss) income	(4,279)	1,833	(2,446)	(3,078)	5,535	2,457
Ending balance	$(29,398)	$(164,622)	$(194,020)	$(29,398)	$(164,622)	$(194,020)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Other (Loss) Income, net" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 6, "Defined Benefit Pension Plans" for additional details.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2019
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,031	$10,031	$—	$—

Liabilities:
Contingent earnout liability (2)	697	—	—	697

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The contingent earnout liability relates to recent business acquisitions by the Crawford Specialty Solutions operating segment. The fair value of the contingent earnout liability was estimated using internally-prepared revenue projections, which is Level 3 data, with the maximum possible earnout of $1,152,000. As such, the fair value is not expected to vary materially. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of each contingent earnout agreement.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months and nine months ended September 30, 2019. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

10. Segment Information
Financial information for the three months and nine months ended September 30, 2019 and 2018 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Crawford Claims Solutions	$86,250	$85,332	$255,572	$268,888
Crawford TPA Solutions	99,495	100,271	296,807	303,152
Crawford Specialty Solutions	68,932	69,426	206,237	235,137
Total segment revenues before reimbursements	254,677	255,029	758,616	807,177
Reimbursements	11,165	9,834	31,449	41,282
Total revenues	$265,842	$264,863	$790,065	$848,459

Segment Operating Earnings
Crawford Claims Solutions	$2,661	$(135)	$4,058	$5,110
Crawford TPA Solutions	9,347	8,055	21,106	24,014
Crawford Specialty Solutions	13,301	14,363	38,108	34,423
Total segment operating earnings	25,309	22,283	63,272	63,547

Deduct:
Unallocated corporate and shared costs, net	(1,649)	(5,798)	(2,393)	(7,316)
Net corporate interest expense	(3,162)	(2,398)	(8,346)	(7,402)
Stock option expense	(450)	(393)	(1,348)	(1,355)
Amortization of customer-relationship intangible assets	(2,829)	(2,786)	(8,429)	(8,342)
Arbitration and claim settlements	(1,200)	—	(12,552)	—
Loss on disposition of business line	—	(1,201)	—	(18,996)
Income before income taxes	$16,019	$9,707	$30,204	$20,136

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's three operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairment charges, restructuring and special charges, arbitration and claim settlements, loss on disposition of business line, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company has a global service line reporting structure consisting of Crawford Claims Solutions, Crawford TPA Solutions (formerly referred to as "Crawford TPA Solutions: Broadspire") and Crawford Specialty Solutions, which is comprised of the Global Technical Services and Contractor Connection service lines, and the Garden City Group prior to its disposal on June 15, 2018.
Revenues before reimbursements by major service line in the Crawford TPA Solutions segment, which trades under the Broadspire brand globally, and the Crawford Specialty Solutions segment are shown in the following table. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Crawford TPA Solutions
Claims Management Services	$56,471	$57,586	$169,116	$174,793
Medical Management Services	43,024	42,685	127,691	128,359
Total Revenues before Reimbursements--Crawford TPA Solutions	$99,495	$100,271	$296,807	$303,152
Crawford Specialty Solutions
Global Technical Services	$45,990	$46,201	$135,628	$135,038
Contractor Connection	22,942	23,225	70,609	70,224
Garden City Group	—	—	—	29,875
Total Revenues before Reimbursements--Crawford Specialty Solutions	$68,932	$69,426	$206,237	$235,137

11. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2019, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,636,000.
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
During the three months ended June 30, 2019, the Company recognized an expense in the amount of $11.4 million related to an arbitration panel awarding three of four former executives of the Company's former Garden City Group business unit additional payments associated with their departure from the Garden City Group on December 31, 2015. In August 2019, the Company received a claim from the fourth former executive of the Garden City Group. This claim was settled in October for $1.2 million, which is reflected in the three months ended September 30, 2019 as "Arbitration and claim settlements" on the unaudited Condensed Consolidated Statements of Operations. The total for the nine months ended September 30, 2019 is $12.6 million, and is presented as "Arbitration and claim settlements" on the unaudited Condensed Consolidated Statements of Operations. There are no other potential claimants related to this matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

12. Restructuring Charges
There were no restructuring charges for the three months and nine months ended September 30, 2019 and 2018.
As of September 30, 2019, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring charges. The rollforward of these liabilities to September 30, 2019 were as follows:

	Three Months Ended September 30, 2019
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, June 30, 2019	$—	$401	$486	$887
Additions	—	—	—	—
Adjustments to accruals	—	—	—	—
Cash payments	—	(19)	(8)	(27)
Ending balance, September 30, 2019	$—	$382	$478	$860

	Nine Months Ended September 30, 2019
(in thousands)	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2018	$1,302	$477	$486	$2,265
Additions	—	—	—	—
Adjustments to accruals (1)	(1,302)	—	—	(1,302)
Cash payments	—	(95)	(8)	(103)
Ending balance, September 30, 2019	$—	$382	$478	$860

(1)    The deferred rent adjustment relates to the Company's adoption of Topic 842 as of the transition date in which the deferred rent liabilities were reclassed against the right-of-use assets to which the liabilities relate.

13. Disposition of Business Line

On June 15, 2018, the Company completed the sale of its GCG Business which was a component of the Crawford Specialty Services segment. The disposal of this business did not represent a strategic shift in the Company's operations. Pretax losses for the GCG Business, inclusive of retained corporate overhead, of $3,932,000 are included in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of September 30, 2019, the related condensed consolidated statements of operations, comprehensive income, and shareholders’ investment for the three-month and nine-month periods ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 4, 2019

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months and nine months ended September 30, 2019 and 2018, and as of September 30, 2019, and December 31, 2018, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2018. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
The Company delivers services to its clients through a global service line reporting structure consisting of three operating segments: (i) Crawford Claims Solutions; (ii) Crawford TPA Solutions (formerly referred to as "Crawford TPA Solutions: Broadspire"), which trades under the Broadspire brand globally; and (iii) Crawford Specialty Solutions. Crawford Claims Solutions serves the global property and casualty insurance company markets. Crawford TPA Solutions serves the global casualty, disability and self-insurance marketplace worldwide. Crawford Specialty Solutions serves the global property and casualty insurance company markets, and prior to the sale of the Garden City Group business line on June 15, 2018, the class action, regulatory, mass tort, bankruptcy, and other legal settlement markets.
As discussed in more detail in subsequent sections of this MD&A, our three operating segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance.
During the 2019 first quarter, the Company realigned certain operations within Canada from the Crawford Claims Solutions segment to the Crawford Specialty Solutions segment. Previously reported amounts have been conformed to reflect these changes. No other changes in operating responsibilities occurred. These transfers are not material to the Company's financial statements.
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

Results of Operations
Executive Summary
Consolidated revenues before reimbursements for the three months ended September 30, 2019 was slightly below the same period of 2018. For the nine months ended September 30, 2019, revenues decreased $48.6 million, or 6.0%, compared to 2018 primarily due to the disposition of the Garden City Group service line as of June 15, 2018, which represents a $29.9 million variance in the year-to-date period compared to 2018. In addition, changes in foreign exchange rates decreased our consolidated revenues by $7.3 million, or 2.9%, for the three months ended September 30, 2019 and $19.5 million, or 2.5%, for the nine months ended September 30, 2019 as compared to the prior year periods. To illustrate the impact of these two factors, segment revenues are presented below, using a constant exchange rate, for the three months and nine months ended September 30, 2019, while segment revenues for the nine months ended September 30, 2018 are presented excluding the revenues from the Garden City Group service line:

	Three Months Ended			Three Months Ended
				Based on exchange rates for three months ended September, 2018
(in thousands, except percentages)	September 30, 2019	September 30, 2018	% Change	September 30, 2019	September 30, 2018	% Change
Revenues:
Crawford Claims Solutions	$86,250	$85,332	1.1%	$89,830	$85,332	5.3%
Crawford TPA Solutions	99,495	100,271	(0.8)%	100,655	100,271	0.4%
Crawford Specialty Solutions	68,932	69,426	(0.7)%	71,514	69,426	3.0%
Total revenues before reimbursements	254,677	255,029	(0.1)%	261,999	255,029	2.7%
Reimbursements	11,165	9,834	13.5%	11,708	9,834	19.1%
Total Revenues	$265,842	$264,863	0.4%	$273,707	$264,863	3.3%

	Nine Months Ended			Nine Months Ended
				Based on exchange rates for nine months ended September, 2018 and exclusion of Garden City Group from June 30, 2018
(in thousands, except percentages)	September 30, 2019	September 30, 2018	% Change	September 30, 2019	September 30, 2018	% Change
Revenues:
Crawford Claims Solutions	$255,572	$268,888	(5.0)%	$264,983	$268,888	(1.5)%
Crawford TPA Solutions	296,807	303,152	(2.1)%	300,239	303,152	(1.0)%
Crawford Specialty Solutions	206,237	235,137	(12.3)%	212,895	205,262	3.7%
Total revenues before reimbursements	758,616	807,177	(6.0)%	778,117	777,302	0.1%
Reimbursements	31,449	41,282	(23.8)%	32,978	30,748	7.3%
Total Revenues	$790,065	$848,459	(6.9)%	$811,095	$808,050	0.4%

Excluding the Garden City Group business and foreign currency implications, consolidated revenues before reimbursements increased $7.0 million, or 2.7%, for the three months ended September 30, 2019, and increased $0.8 million, or 0.1%, for the nine months ended September 30, 2019. See Note 13, "Disposition of Business Line" of our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion about the Garden City Group disposition.
Revenues from the Crawford Claims Solutions segment increased in the three months ended September 30, 2019 primarily due to an increase in new clients in the U.S. and an increase in Australia. Excluding the effects of foreign currency, revenues from the Crawford TPA Solutions segment increased slightly due to an increase in cases received in the U.S. Revenues from the Crawford Specialty Solutions segment increased due to an increase in the Global Technical Services service line.

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three months and nine months ended September 30, 2019:

		Three Months Ended				Nine Months Ended
		September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(in thousands)		USD equivalent	% of total	USD equivalent	% of total	USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$146,177	57.4%	$143,144	56.1%	$432,292	57.0%	$466,541	57.8%
U.K.	GBP	30,844	12.1%	32,631	12.8%	93,967	12.4%	97,538	12.0%
Canada	CAD	28,350	11.1%	29,158	11.4%	87,037	11.5%	92,454	11.5%
Australia	AUD	18,648	7.3%	18,859	7.4%	54,223	7.1%	53,838	6.7%
Europe	EUR	13,816	5.4%	14,034	5.5%	40,002	5.3%	42,764	5.3%
Rest of World		16,842	6.6%	17,203	6.7%	51,095	6.7%	54,042	6.7%
Total Revenues, before reimbursements		$254,677		$255,029		$758,616		$807,177

Costs of services provided, before reimbursements, increased $1.6 million, or 0.9%, for the three months ended September 30, 2019, and $40.7 million, or 7.1%, for the nine months ended September 30, 2019, compared with the same periods of 2018. The increase in the third quarter was primarily due to increases in Crawford Claims Solutions and Crawford Specialty Solutions to support new client growth. The decrease in the nine month period was due to the Garden City Group disposition referenced above, lower expenses in Crawford Claims Solutions to support the decrease in weather related activity, and changes in foreign exchange rates.
Selling, general, and administrative ("SG&A") expenses were 16.9% lower in the three months ended September 30, 2019 and 9.3% lower in the nine months ended September 30, 2019 compared with the same periods of 2018. The decrease in the third quarter was due to a decrease in professional fees, non-employee labor and other administrative costs. The decrease in the nine month period was due to the Garden City Group disposition, changes in foreign exchange rates, and a decrease in non-employee labor, professional fees and other administrative costs in 2019.
During the three months ended September 30, 2019, we recognized a pretax charge in the amount of $1.2 million related to a settlement with the fourth former executive of our former Garden City Group. In the three months ended June 30, 2019, we recorded a pretax charge of $11.4 million related to an arbitration panel awarding three former executives of the Company’s former Garden City Group additional payments associated with their departure from the Garden City Group on December 31, 2015. There are no other potential claimants related to this matter.
During the three months and nine months ended September 30, 2018, we recorded a pretax loss on the disposal of the Garden City Group business line of $1.2 million and $19.0 million, respectively.
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
We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairment charges, restructuring and special charges, arbitration and claim settlements, loss on disposition of business line, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
Administrative functions such as finance, human resources, information technology, quality and compliance, exist in both a centralized shared-service arrangement and within certain operations. Each of these functions is managed by centralized management and we allocate the costs of those services to the segments as indirect costs based on usage.

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
Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, arbitration and claim settlements, and loss on disposition of business line follows the discussion and analysis of the results of operations of our three operating segments.
Segment Revenues
In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported on a gross basis when reporting revenues and expenses, respectively, in our unaudited Condensed Consolidated Statements of Operations. In the discussion and analysis of results of operations which follows, we do not include a gross up of expenses and revenues for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying unaudited Condensed Consolidated Statements of Operations.
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

Operating results for our Crawford Claims Solutions, Crawford TPA Solutions, and Crawford Specialty Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Crawford Claims Solutions	$86,250	$85,332	$255,572	$268,888
Crawford TPA Solutions	99,495	100,271	296,807	303,152
Crawford Specialty Solutions	68,932	69,426	206,237	235,137
Total Revenues before reimbursements	254,677	255,029	758,616	807,177
Reimbursements	11,165	9,834	31,449	41,282
Total Revenues	$265,842	$264,863	$790,065	$848,459

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$56,985	$56,306	$168,951	$176,778
% of related revenues before reimbursements	66.1%	66.0%	66.1%	65.7%
Crawford TPA Solutions	58,594	59,146	177,911	177,706
% of related revenues before reimbursements	58.9%	59.0%	59.9%	58.6%
Crawford Specialty Solutions	35,993	34,758	106,003	120,821
% of related revenues before reimbursements	52.2%	50.1%	51.4%	51.4%
Total	$151,572	$150,210	$452,865	$475,305
% of Revenues before reimbursements	59.5%	58.9%	59.7%	58.9%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$26,604	$29,161	$82,563	$87,000
% of related revenues before reimbursements	30.8%	34.2%	32.3%	32.4%
Crawford TPA Solutions	31,554	33,070	97,790	101,432
% of related revenues before reimbursements	31.7%	33.0%	32.9%	33.5%
Crawford Specialty Solutions	19,638	20,305	62,126	79,893
% of related revenues before reimbursements	28.5%	29.2%	30.1%	34.0%
Total before reimbursements	77,796	82,536	242,479	268,325
% of Revenues before reimbursements	30.5%	32.4%	32.0%	33.2%
Reimbursements	11,165	9,834	31,449	41,282
Total	$88,961	$92,370	$273,928	$309,607
% of Revenues	33.5%	34.9%	34.7%	36.5%
Segment Operating Earnings:
Crawford Claims Solutions	$2,661	$(135)	$4,058	$5,110
% of related revenues before reimbursements	3.1%	(0.2)%	1.6%	1.9%
Crawford TPA Solutions	9,347	8,055	21,106	24,014
% of related revenues before reimbursements	9.4%	8.0%	7.1%	7.9%
Crawford Specialty Solutions	13,301	14,363	38,108	34,423
% of related revenues before reimbursements	19.3%	20.7%	18.5%	14.6%
Deduct:
Unallocated corporate and shared costs, net	(1,649)	(5,798)	(2,393)	(7,316)
Net corporate interest expense	(3,162)	(2,398)	(8,346)	(7,402)
Stock option expense	(450)	(393)	(1,348)	(1,355)
Amortization of customer-relationship intangible assets	(2,829)	(2,786)	(8,429)	(8,342)
Arbitration and claim settlements	(1,200)	—	(12,552)	—
Loss on disposition of business line	—	(1,201)	—	(18,996)
Income before income taxes	16,019	9,707	30,204	20,136
Provision for income taxes	(5,328)	(1,828)	(11,120)	(6,255)
Net income	10,691	7,879	19,084	13,881
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	355	17	713	159
Net income attributable to shareholders of Crawford & Company	$11,046	$7,896	$19,797	$14,040

The table below, read together with the reconciliation on the previous page, represents gross profit for our segments reconciled to Segment operating earnings.

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues Before Reimbursements:
Crawford Claims Solutions	$86,250	$85,332	$255,572	$268,888
Crawford TPA Solutions	99,495	100,271	296,807	303,152
Crawford Specialty Solutions	68,932	69,426	206,237	235,137
Total Revenues before reimbursements	$254,677	$255,029	$758,616	$807,177
Direct Expenses:
Crawford Claims Solutions	$66,498	$67,635	$199,190	$211,725
% of related revenues before reimbursements	77.1%	79.3%	77.9%	78.7%
Crawford TPA Solutions	72,785	73,738	220,956	223,681
% of related revenues before reimbursements	73.2%	73.5%	74.4%	73.8%
Crawford Specialty Solutions	44,130	43,503	133,771	155,583
% of related revenues before reimbursements	64.0%	62.7%	64.9%	66.2%
Total segment direct expenses	$183,413	$184,876	$553,917	$590,989
% of related revenues before reimbursements	72.0%	72.5%	73.0%	73.2%
Segment Gross Profit:
Crawford Claims Solutions	$19,752	$17,697	$56,382	$57,163
% of related revenues before reimbursements	22.9%	20.7%	22.1%	21.3%
Crawford TPA Solutions	26,710	26,533	75,851	79,471
% of related revenues before reimbursements	26.8%	26.5%	25.6%	26.2%
Crawford Specialty Solutions	24,802	25,923	72,466	79,554
% of related revenues before reimbursements	36.0%	37.3%	35.1%	33.8%
Total segment gross profit	$71,264	$70,153	$204,699	$216,188
% of related revenues before reimbursements	28.0%	27.5%	27.0%	26.8%
Segment Indirect Costs:
Crawford Claims Solutions	$17,091	$17,832	$52,324	$52,053
% of related revenues before reimbursements	19.8%	20.9%	20.5%	19.4%
Crawford TPA Solutions	17,363	18,478	54,745	55,457
% of related revenues before reimbursements	17.5%	18.4%	18.4%	18.3%
Crawford Specialty Solutions	11,501	11,560	34,358	45,131
% of related revenues before reimbursements	16.7%	16.7%	16.7%	19.2%
Total segment indirect costs	$45,955	$47,870	$141,427	$152,641
% of related revenues before reimbursements	18.0%	18.8%	18.6%	18.9%
Segment Operating Earnings:
Crawford Claims Solutions	$2,661	$(135)	$4,058	$5,110
% of related revenues before reimbursements	3.1%	(0.2)%	1.6%	1.9%
Crawford TPA Solutions	9,347	8,055	21,106	24,014
% of related revenues before reimbursements	9.4%	8.0%	7.1%	7.9%
Crawford Specialty Solutions	13,301	14,363	38,108	34,423
% of related revenues before reimbursements	19.3%	20.7%	18.5%	14.6%

CRAWFORD CLAIMS SOLUTIONS SEGMENT
Operating earnings in our Crawford Claims Solutions segment increased to $2.7 million, or 3.1% of revenues before reimbursements, for the three months ended September 30, 2019, compared with an operating loss in 2018 of $0.1 million, or 0.2% of revenues before reimbursements. For the nine months ended September 30, 2019, operating earnings decreased to $4.1 million, or 1.6% of revenues before reimbursements, compared with 2018 operating earnings of $5.1 million, or 1.9% of revenues before reimbursements. The increase in operating earnings in the third quarter was due to an increase in new clients in the U.S. and expense reductions. The decrease in operating earnings for the year-to-date period resulted primarily from an overall decrease in weather related claim activity and revenues in the U.S. and Canada, and lower earnings in Canada and Europe. There was also an increase in centralized administrative support costs to expand technology and sales efforts, as compared to 2018.
Excluding centralized indirect support costs, gross profit increased from $17.7 million, or 20.7% of revenues before reimbursements in 2018, to $19.8 million, or 22.9% of revenues before reimbursements, in the three months ended September 30, 2019, for the reasons referenced above. For the nine month periods, gross profit decreased from $57.2 million, or 21.3% of revenues before reimbursements, in 2018, to $56.4 million, but as a percent of revenues increased to 22.1% of revenues before reimbursements in 2019, due to the absence of hurricane runoff revenues present in the prior year.
Revenues before Reimbursements
Crawford Claims Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended September 30, 2018
(in thousands, except percentages)	September 30, 2019	September 30, 2018	Variance	September 30, 2019	Variance
U.S.	$35,982	$34,480	4.4%	$35,982	4.4%
U.K.	15,123	15,803	(4.3)%	16,354	3.5%
Canada	12,008	11,692	2.7%	12,308	5.3%
Australia	11,886	11,739	1.3%	13,120	11.8%
Europe	7,429	7,234	2.7%	8,082	11.7%
Rest of World	3,822	4,384	(12.8)%	3,984	(9.1)%
Total Crawford Claims Solutions Revenues before Reimbursements	$86,250	$85,332	1.1%	$89,830	5.3%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for nine months ended September 30, 2018
(in thousands, except percentages)	September 30, 2019	September 30, 2018	Variance	September 30, 2019	Variance
U.S.	$103,743	$110,426	(6.1)%	$103,743	(6.1)%
U.K.	47,325	47,397	(0.2)%	50,445	6.4%
Canada	36,276	38,857	(6.6)%	37,443	(3.6)%
Australia	35,220	33,889	3.9%	38,206	12.7%
Europe	21,265	23,887	(11.0)%	22,974	(3.8)%
Rest of World	11,743	14,432	(18.6)%	12,172	(15.7)%
Total Crawford Claims Solutions Revenues before Reimbursements	$255,572	$268,888	(5.0)%	$264,983	(1.5)%

Revenues before reimbursements from our Crawford Claims Solutions segment totaled $86.3 million in the three months ended September 30, 2019, compared with $85.3 million in the comparable 2018 period. This increase was due to an increase in new client growth in the U.S. and U.K., and an increase in cases received in Australia. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 4.2%, or $3.6 million, for the three months ended September 30, 2019 as compared with the 2018 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $89.8 million for the three months ended September 30, 2019. There was a decrease in segment unit volume, measured principally by cases received, of 8.9% for the three months ended September 30, 2019, compared with the 2018 period. Changes in product mix and in the rates charged for those services accounted for a 14.2% revenue increase for the three months ended September 30, 2019 compared with the same period in 2018 due primarily to a reduction in high-frequency, low-complexity cases.
For the nine months ended September 30, 2019, revenues before reimbursements from our Crawford Claims Solutions segment totaled $255.6 million, compared with $268.9 million in the 2018 period. This decrease was primarily due to a decrease in weather related activity in the U.S., as the 2018 period included the runoff of 2017 hurricane claims activity, which negatively impacted revenues by $13.9 million, or 5.2% of Crawford Claims Solutions segment revenues. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 3.5%, or $9.4 million, for the nine months ended September 30, 2019 as compared with the 2018 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $265.0 million for the nine months ended September 30, 2019. There was a decrease in segment unit volume, measured principally by cases received, of 7.7% for the nine months ended September 30, 2019, compared with the 2018 period. Changes in product mix and in the rates charged for those services accounted for a 11.4% revenue increase for the nine months ended September 30, 2019 compared with the same period in 2018.
The increase in revenues in the U.S. for the three months ended September 30, 2019 was primarily due to an increase in new clients, although there was a decrease for the nine months ended September 30, 2019 due to a reduction in weather related activity referenced above. Based on constant foreign exchange rates, there were increases in revenues in the U.K. for 2019 compared with 2018 due to an increase in new clients and expanding new services. Revenues in Canada increased in the third quarter of 2019, although decreased in the year-to-date period due to a reduction in weather related case activity resulting from Ontario windstorms in the 2018 period. There were revenue increases in Australia due to an increase in weather related case activity in the 2019 periods. The revenue increase in Europe in the third quarter was due to a change in the mix of services provided in Scandinavia, although there was a decrease in Europe for the year-to-date period due to a reduction in cases received in Germany, Poland and the Netherlands. The decrease in revenues in Rest of World for the current three month and nine month periods compared with the 2018 periods was primarily due to a reduction in weather related case activity in Asia.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $5.6 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively. Reimbursements were $15.4 million and $14.3 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in reimbursed expenses was due to an increased use of third parties in the U.K. in 2019 compared to 2018.
Case Volume Analysis
Crawford Claims Solutions segment unit volumes by geographic region, measured by cases received, for the three months and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2019	September 30, 2018	Variance	September 30, 2019	September 30, 2018	Variance
U.S.	72,463	81,628	(11.2)%	218,124	235,080	(7.2)%
U.K.	13,312	13,265	0.4%	40,589	41,466	(2.1)%
Canada	8,911	11,034	(19.2)%	29,302	32,746	(10.5)%
Australia	7,887	7,492	5.3%	29,721	25,247	17.7%
Europe	10,067	10,757	(6.4)%	27,326	38,053	(28.2)%
Rest of World	4,656	4,603	1.2%	13,210	15,706	(15.9)%
Total Crawford Claims Solutions Cases Received	117,296	128,779	(8.9)%	358,272	388,298	(7.7)%

Overall, there were decreases in cases received of 8.9% and 7.7% for the three months and nine months ended September 30, 2019, respectively, compared to the 2018 periods. The decrease in U.S. case volumes in the third quarter was due to a reduction in high frequency, low complexity cases and a change in the mix of services provided, and for the year-to-date period due to a decrease in weather related activity. The U.K. case volumes were higher in the third quarter due to an increase in weather related activity, but lower in the 2019 year-to-date period. The decreases in Canada were due to a reduction in weather related cases, due to Ontario windstorms that were present in the prior year. The increase in cases in Australia was due to an increase in weather related activity in 2019. There were reductions in cases received in Europe in 2019 due to a reduction in high-frequency, low-complexity cases in Germany and Poland. There was a slight increase in cases received in Rest of World in the third quarter, although there was a decrease in the nine months ended September 30, 2019 due to a decline in high-frequency, low-complexity property cases in Asia.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 66.1% for the three months ended September 30, 2019 compared to 66.0% for the 2018 period. For the nine months ended September 30, 2019, direct compensation, fringe benefits, and non-employee labor expenses, as a percent of revenues before reimbursements, were 66.1%, compared with 65.7% for the comparable period in 2018. The increase in expenses as a percent of revenues before reimbursements is due to lower employee utilization in Canada and Europe. The total dollar amount of these expenses increased to $57.0 million for the three months ended September 30, 2019 from $56.3 million for the comparable 2018 period, but decreased in the nine months ended September 30, 2019 to $169.0 million from $176.8 million in 2018, as a result of the lower revenues and the change in foreign exchange rates. There was an average of 2,908 full-time equivalent employees in this segment in the nine months ended September 30, 2019 compared with an average of 2,980 in the 2018 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Claims Solutions expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $26.6 million for the three months ended September 30, 2019 compared with $29.2 million for the 2018 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 30.8% for the three months ended September 30, 2019 compared with 34.2% for the 2018 period. For the nine months ended September 30, 2019, these expenses were $82.6 million, or 32.3% of segment revenues before reimbursements, compared with $87.0 million, or 32.4% of segment revenues before reimbursements, for the comparable 2018 period. The decrease in cost is related to expense reductions in 2019 and the change in foreign exchange rates in the 2019 periods. The decrease as a percent of revenues was a result of improved expense reductions, partially offset by an increase in centralized administrative support costs related to investments in technology and expanding sales efforts in the 2019 period.

CRAWFORD TPA SOLUTIONS SEGMENT
Our Crawford TPA Solutions segment, which operates under the Broadspire brand globally, reported operating earnings of $9.3 million, or 9.4% of revenues before reimbursements, for the third quarter of 2019 as compared to $8.1 million, or 8.0% of revenues before reimbursements, for the third quarter of 2018. This increase was due to a reduction in administrative expenses. For the nine months ended September 30, 2019, operating earnings were $21.1 million, or 7.1% of revenues before reimbursements, as compared to $24.0 million, or 7.9% of revenues before reimbursements, for 2018. The decrease in operating earnings for the 2019 year-to-date period resulted from lower revenues, which were not fully offset by lower expenses.
Excluding centralized indirect support costs, third quarter gross profit increased from $26.5 million, or 26.5% of revenues before reimbursements, in 2018 to $26.7 million, or 26.8% of revenues before reimbursements, in 2019. For the year-to-date period, gross profit decreased from $79.5 million, or 26.2% of revenues before reimbursements, in 2018 to $75.9 million, or 25.6% of revenues before reimbursements, in 2019, with lower direct expenses not fully offsetting the lower revenues.

Revenues before Reimbursements
Crawford TPA Solutions revenues are derived from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended September 30, 2018
(in thousands, except percentages)	September 30, 2019	September 30, 2018	Variance	September 30, 2019	Variance
U.S.	$80,376	$79,979	0.5%	$80,376	0.5%
U.K.	2,730	2,863	(4.6)%	2,955	3.2%
Canada	8,210	9,081	(9.6)%	8,415	(7.3)%
Europe and Rest of World	8,179	8,348	(2.0)%	8,909	6.7%
Total Crawford TPA Solutions Revenues before Reimbursements	$99,495	$100,271	(0.8)%	$100,655	0.4%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for nine months ended September 30, 2018
(in thousands, except percentages)	September 30, 2019	September 30, 2018	Variance	September 30, 2019	Variance
U.S.	$237,391	$240,975	(1.5)%	$237,391	(1.5)%
U.K.	8,243	9,387	(12.2)%	8,785	(6.4)%
Canada	25,466	27,580	(7.7)%	26,280	(4.7)%
Europe and Rest of World	25,707	25,210	2.0%	27,783	10.2%
Total Crawford TPA Solutions Revenues before Reimbursements	$296,807	$303,152	(2.1)%	$300,239	(1.0)%

Revenues before reimbursements from our Crawford TPA Solutions segment totaled $99.5 million in the three months ended September 30, 2019 compared with $100.3 million in the 2018 period. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions segment revenues by approximately 1.2%, or $1.2 million, as compared with the 2018 period. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 3.8% for the three months ended September 30, 2019 compared with the same period of 2018. Changes in product mix and in the rates charged for those services accounted for a 3.4% revenue decrease for the 2019 third quarter compared with the 2018 period.
For the nine months ended September 30, 2019, revenues before reimbursements from our Crawford TPA Solutions segment totaled $296.8 million, compared with $303.2 million in the 2018 period. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions segment revenues by approximately 1.1%, or $3.4 million, for the nine months ended September 30, 2019 as compared with the 2018 period. Revenues were also negatively impacted by a decrease in unit volumes, measured principally by cases received, of 2.8% for the nine months ended September 30, 2019 compared with the same period of 2018. Changes in product mix and in the rates charged for those services, however, accounted for a 1.8% revenue increase for the nine months ended September 30, 2019 compared with the 2018 period.
The slight increase in revenues in the U.S. for the three months ended September 30, 2019 was due to an increase in new clients. The decrease in revenues in the US for the nine months ended September 30, 2019, as compared with the 2018 period was primarily due to a decrease in new Claims Management and Medical Management clients, partially offset by an increase in Disability clients. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. in the third quarter, although there was a decrease in revenues in the U.K. for the nine months ended September 30, 2019, due to client case volume decreases and a change in the mix of services provided. Revenues in Canada decreased in the current year due to a change in the mix of services provided and a reduction in case volumes. Revenues increased in Europe and Rest of World in the third quarter and for the nine months primarily due to growth from both new and existing clients.

Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment were $3.1 million for the three months ended September 30, 2019, compared with $2.7 million in the comparable 2018 period. Reimbursements were $8.7 million for the nine months ended September 30, 2019, compared with $7.7 million in the comparable 2018 period. The changes in reimbursed expenses was consistent with the revenue and case volume activity between periods.
Case Volume Analysis
Crawford TPA Solutions unit volumes by geographic region, as measured by cases received, for the three months and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2019	September 30, 2018	Variance	September 30, 2019	September 30, 2018	Variance
U.S.	130,718	117,896	10.9%	369,751	367,138	0.7%
U.K.	10,411	10,746	(3.1)%	28,474	33,690	(15.5)%
Canada	17,817	23,942	(25.6)%	56,975	72,197	(21.1)%
Europe and Rest of World	54,082	52,637	2.7%	156,535	156,561	—%
Total Crawford TPA Solutions Cases Received	213,028	205,221	3.8%	611,735	629,586	(2.8)%

Overall case volumes were 3.8% higher for the three months ended September 30, 2019, compared with 2018, due to client growth in the U.S. Case volumes were 2.8% lower for the nine months ended September 30, 2019, compared with the same period in 2018, primarily due to a reduction in cases in Canada. The increases in the U.S. were due to new client growth in Claims Management, Medical Management, and Disability cases. There was a decrease in the 2019 periods in the U.K. due to client business declines impacting both the three months and nine months ended September 30, 2019. The reduction in Canada was due to a reduction in weather related cases that were present in the prior year, along with lower carrier volumes as more cases were handled internally. The increase in cases received in Europe and Rest of World was due to a change in the mix of cases received in Europe in the third quarter, although cases were consistent for the year-to-date period.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended September 30, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, decreased from 59.0% in 2018 to 58.9% in 2019. The amount of these expenses decreased from $59.1 million for the three months ended September 30, 2018 to $58.6 million for the 2019 comparable period, due to improved employee utilization. For the nine months ended September 30, 2019, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 58.6% in 2018 to 59.9% in 2019. The amount of these expenses increased slightly from $177.7 million for the nine months ended September 30, 2018 to $177.9 million for the 2019 comparable period. The increase in the nine months as a percent of revenues before reimbursements relates to an increase in employees in 2019 and the decline in revenues compared to the 2018 period.
Average full-time equivalent employees in this segment totaled 3,176 in the first nine months of 2019, up from 3,136 in the comparable 2018 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford TPA Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 31.7% and 32.9% for the three months and nine months ended September 30, 2019, respectively, compared with 33.0% and 33.5% in the comparable 2018 periods. The decrease in expenses as a percent of revenues in the third quarter was due to expense controls implemented in 2019. The amount of these expenses decreased from $33.1 million for the three months ended September 30, 2018 to $31.6 million in 2019, and from $101.4 million for the nine months ended September 30, 2018 to $97.8 million in 2019, due to the lower revenues and expense controls implemented in 2019.

CRAWFORD SPECIALTY SOLUTIONS SEGMENT
Our Crawford Specialty Solutions segment reported operating earnings of $13.3 million for the nine months ended September 30, 2019, as compared with operating earnings of $14.4 million in the comparable 2018 period. The related segment operating margin decreased from 20.7% for the quarter ended September 30, 2018, to 19.3% in the comparable 2019 period. This decrease was due to an increase in employees and related compensation expense. Operating earnings for the nine months ended September 30, 2019 totaled $38.1 million, as compared with operating earnings of $34.4 million in the comparable 2018 period. The related segment operating margin increased from 14.6% for the nine months ended September 30, 2018 to 18.5% in the comparable 2019 period. The improvement in the year-to-date period was primarily due to the absence of the Garden City Group business which was disposed in June 2018.
Excluding indirect support costs, gross profit in the third quarter decreased from $25.9 million, or 37.3% of revenues before reimbursements, in 2018 to $24.8 million, or 36.0% of revenues before reimbursements, in 2019, due to an increase in employees to support client growth. For the nine months, gross profit decreased from $79.6 million, or 33.8% of revenues before reimbursements, in 2018 to $72.5 million, but increased as a percent of revenues to 35.1% of revenues before reimbursements, in 2019, due primarily to the absence of the Garden City Group business.
Unless otherwise noted, all amounts presented below for 2018 reflect activity of the Garden City Group service line through June 15, 2018, due to the disposal of that business as of that date.
Revenues before Reimbursements
Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World, and, prior to the disposition of the Garden City Group business line in June 2018, the legal settlement administration market primarily in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate and, in each case, excluding activity from the Garden City Group service line, for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended September 30, 2018
(in thousands, except percentages)	September 30, 2019	September 30, 2018	Variance	September 30, 2019	September 30, 2018	Variance
U.S.	$29,819	$28,685	4.0%	$29,819	$28,685	4.0%
U.K.	12,991	13,965	(7.0)%	14,055	13,965	0.6%
Canada	8,132	8,385	(3.0)%	8,337	8,385	(0.6)%
Australia	6,157	6,734	(8.6)%	6,794	6,734	0.9%
Europe	5,143	5,278	(2.6)%	5,546	5,278	5.1%
Rest of World	6,690	6,379	4.9%	6,963	6,379	9.2%
Total Crawford Specialty Solutions Revenues before Reimbursements	$68,932	$69,426	(0.7)%	$71,514	$69,426	3.0%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for nine months ended September 30, 2018 and exclusion of Garden City Group from September 30, 2018
(in thousands, except percentages)	September 30, 2019	September 30, 2018	Variance	September 30, 2019	September 30, 2018	Variance
U.S.	$91,158	$115,140	(20.8)%	$91,158	$86,313	5.6%
U.K.	38,399	40,754	(5.8)%	40,934	40,754	0.4%
Canada	25,295	26,017	(2.8)%	26,110	24,969	4.6%
Australia	17,489	18,832	(7.1)%	18,974	18,832	0.8%
Europe	14,796	16,359	(9.6)%	15,847	16,359	(3.1)%
Rest of World	19,100	18,035	5.9%	19,872	18,035	10.2%
Total Crawford Specialty Solutions Revenues before Reimbursements	$206,237	$235,137	(12.3)%	$212,895	$205,262	3.7%

Revenues before reimbursements from our Crawford Specialty Solutions segment totaled $68.9 million in the three months ended September 30, 2019, compared with $69.4 million in the 2018 period. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 3.7%, or $2.6 million, for the three months ended September 30, 2019, as compared with 2018. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $71.5 million for the three months ended September 30, 2019. For the nine months ended September 30, 2019, revenues before reimbursements from our Crawford Specialty Solutions segment totaled $206.2 million, compared with $235.1 million in the 2018 period. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 3.2%, or $6.7 million, for the nine months ended September 30, 2019, as compared with the 2018 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $212.9 million for the nine months ended September 30, 2019.
The Garden City Group service line, which was disposed in June 2018, represents a $29.9 million negative variance, or 12.7% of Crawford Specialty Solutions revenues, in the nine months ended September 30, 2019, compared to the 2018 period.
Overall case volumes were 8.8% lower for the three months ended September 30, 2019 and 6.9% for the nine months ended September 30, 2019, compared with the same periods of 2018. Changes in product mix and in the rates charged for those services accounted for an 11.8% and 10.6% revenue increase for the three months and nine months ended September 30, 2019, respectively, compared with the same periods in 2018.
The increase in revenues in the U.S. for the three months and nine months ended September 30, 2019 was due to an increase in new clients in our Global Technical Services and Contractor Connection service lines, compared with the 2018 period. The decrease in the U.S. in the year-to-date period was due to the Garden City Group disposal. On a constant currency basis, there was a revenue increase in the U.K. in the 2019 third quarter and year-to-date period primarily due to an increase in our Global Technical Services service line. Revenues in Canada increased in the 2019 year-to-date period compared with 2018 due to an increase in clients in Global Technical Services. There was a slight increase in revenues in Australia due to an increase in weather related activity in the current year. There was a revenue increase in Europe in the third quarter resulting from an acquisition in Belgium, although a decrease in revenues in the year-to-date period due to decreased revenues in Italy. The increase in revenues in Rest of World was primarily due to increased weather related activity in Hong Kong.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment can vary materially from period to period depending on the amount and types of projects, primarily in the Garden City Group service line, and were $2.5 million and $7.3 million for the three and nine months ended September 30, 2019, respectively, compared with $2.3 million and $19.2 million, respectively, in the comparable 2018 periods. The decrease in the 2019 year-to-date period was primarily due to the absence of the Garden City Group service line previously referenced, which had reimbursements of $13.0 million in the 2018 year-to-date period.

Case Volume Analysis
Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for the three months and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2019	September 30, 2018	Variance	September 30, 2019	September 30, 2018	Variance
U.S.	53,420	58,870	(9.3)%	162,737	170,006	(4.3)%
U.K.	3,613	5,217	(30.7)%	9,889	12,741	(22.4)%
Canada	16,418	16,215	1.3%	52,528	56,336	(6.8)%
Australia	1,262	1,514	(16.6)%	4,294	5,768	(25.6)%
Europe	2,033	2,894	(29.8)%	7,225	11,338	(36.3)%
Rest of World	5,584	5,594	(0.2)%	15,694	14,919	5.2%
Total Crawford Specialty Solutions Cases Received	82,330	90,304	(8.8)%	252,367	271,108	(6.9)%
Overall case volumes were 8.8% lower in the three months ended September 30, 2019 and 6.9% lower in the nine months ended September 30, 2019, compared with the same periods in 2018. The decrease in U.S. case volumes in the three months and nine months ended September 30, 2019 was due to a decrease in weather related cases in Contractor Connection, compared to the 2018 periods. The U.K. case volumes were lower in the 2019 periods due to a decrease in high-frequency, low-complexity property cases in the Contractor Connection service line. There was a slight increase in cases received in Canada in the third quarter, although a decrease in Canada for the year-to-date period due to a decrease in weather related activity in the current year as Contractor Connection received additional cases from the Ontario windstorms in 2018. The decrease in Australia cases was due to a reduction in high-frequency, low-complexity property cases in the current period. The decrease in cases in Europe was primarily due to a decrease in Global Technical Services in Italy. Cases received in Rest of World was slightly lower in the third quarter, although there was an increase in the year-to-date period due to an increase in weather related cases in Asia.
Garden City Group services were generally project based and not denominated by individual claims and therefore not included in the table above for the nine months ended September 30, 2018.
Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 52.2% in the 2019 third quarter compared to 50.1% in the 2018 third quarter. The dollar amount of these expenses was $36.0 million for the 2019 third quarter and $34.8 million for the comparable 2018 period. This increase was due to increased staffing to support client growth. For the nine months, direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 51.4% in both periods, and the dollar amount of these expenses was $106.0 million in 2019 compared to $120.8 million for the comparable 2018 period. The decrease in the dollar amount in the 2019 year-to-date period was due to the Garden City Group disposal referenced above. Excluding the impact of the Garden City Group service line, direct compensation expenses, fringe benefits, and non-employee labor as a percent of Crawford Specialty Solutions segment revenues before reimbursements would have been $103.6 million, or 50.5%, in the nine months ended September 30, 2018. The increase in the percentage of revenues before reimbursements was due to increased compensation expense and an increase in employees in 2019. There was an average of 1,488 full-time equivalent employees in Crawford Specialty Solutions in the 2019 nine month period, compared with an average of 1,259, which excludes the 375 full-time equivalent employees within the Garden City Group, for the comparable 2018 nine month period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 28.5% and 30.1% of Crawford Specialty Solutions revenues before reimbursements for the three months and nine months ended September 30, 2019, respectively, compared with 29.2% and 34.0% for the comparable periods in 2018. The dollar amount of these expenses decreased to $19.6 million in the 2019 third quarter as compared with $20.3 million in the comparable 2018 period, and decreased to $62.1 million in the nine months ended September 30, 2019 as compared to $79.9 million in the comparable 2018 period. The decrease in the third quarter is due to the lower revenues, and the decrease for the year-to-date period was primarily due to the Garden City Group disposal referenced above, which had $17.4 million of expenses in the nine month 2018 period.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. We estimate that our effective income tax rate for 2019 will be approximately 32% after considering known discrete items as of September 30, 2019.
The provision for income taxes on consolidated income totaled $5.3 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively. The overall effective tax rate increased to 36.8% for the nine months ended September 30, 2019 compared with 31.1% for the 2018 period primarily due to a one-time tax planning benefit in 2018 related to the voluntary contribution of $10.0 million to the Company's U.S. defined benefit pension plan, the impact of the sale of the Garden City Group business in 2018 and the arbitration and claim settlements in 2019.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $3.2 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively. There was no interest income during the three months ended September 30, 2019, compared to $0.3 million for the three months ended September 30, 2018. Corporate interest expense totaled $8.9 million and $8.8 million for the nine months ended September 30, 2019 and 2018, respectively. Interest income totaled $0.5 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively. Stock option expense totaled $1.3 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.8 million for each of the three months ended September 30, 2019 and 2018. Amortization expense associated with these intangible assets totaled $8.4 million and $8.3 million for the nine months ended September 30, 2019 and 2018, respectively. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended September 30, 2019 and 2018, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs were $1.6 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively. The decrease for the three months ended September 30, 2019 was due to a decrease in professional fees, self-insurance expenses and other administrative costs, partially offset by an increase in defined benefit pension expense. Unallocated corporate and shared costs were $2.4 million and $7.3 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease for the nine months ended September 30, 2019 was due to a decrease in professional fees and other administrative costs, partially offset by an increase in defined benefit pension expense and self-insurance expenses.

Arbitration and Claim Settlements
During the three months ended June 30, 2019, we recognized an expense in the amount of $11.4 million related to an arbitration panel awarding three of four former executives of our former Garden City Group business unit additional payments associated with their departure from the Garden City Group on December 31, 2015. In August 2019, we received a claim from the fourth former executive of the Garden City Group. This claim was settled in October for $1.2 million, which is reflected in the three months ended September 30, 2019. Total arbitration and claim settlements for the nine months ended September 30, 2019 is $12.6 million. There are no other potential claimants related to this matter.
Loss on Disposition of Business Line
During the three months and nine months ended September 30, 2018, we recorded a loss on the disposal of a business line of $1.2 million and $19.0 million, respectively. The loss on the sale of the Garden City Group business was presented in the unaudited Condensed Consolidated Statements of Operations as a separate charge "Loss on disposition of business line."

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At September 30, 2019, our working capital balance (current assets less current liabilities) was approximately $76.7 million, a decrease of $18.9 million from the working capital balance at December 31, 2018. Our cash and cash equivalents were $46.1 million at September 30, 2019, compared with $53.1 million at December 31, 2018.
Cash and cash equivalents as of September 30, 2019 consisted of $16.4 million held in the U.S. and $29.7 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.
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
Cash Provided by Operating Activities
Cash provided by operating activities was $42.3 million for the nine months ended September 30, 2019, compared with $16.0 million of cash provided in the comparable period of 2018. The increase in cash provided by operating activities was primarily due to a decrease in discretionary U.S. and U.K. pension contributions in 2019 compared to 2018, better accounts receivable management and lower working capital requirements, including the positive cash flow impact of the Garden City Group disposal in June 2018. The Company made a one-time discretionary contribution of $10.0 million to its U.S. defined benefit pension plan in the 2018 third quarter.
Cash Used in/Provided by Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $15.2 million for the nine months ended September 30, 2019, compared with $12.1 million provided in the first nine months of 2018. The 2018 activity included proceeds from the disposal of the Garden City Group business line. Capital expenditures were higher in the 2018 period due to the costs incurred for the consolidation and relocation of our Atlanta Service Center and other investments in technology, including Garden City Group expenditures.
Cash Used in Financing Activities
Cash used in financing activities was $33.7 million for the nine months ended September 30, 2019, compared with $28.6 million used in financing activities for the 2018 period. We paid $9.9 million and $10.2 million in dividends in the nine months ended September 30, 2019 and 2018, respectively. During the first nine months of 2019, we increased our short-term borrowings and book overdraft, net, by $0.5 million, compared with a decrease during the first nine months of 2018 of $11.3 million, to fund working capital requirements. Share repurchases totaled $25.7 million in the 2019 period, compared to $7.7 million for the first nine months of 2018.

Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.6 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $247.5 million at September 30, 2019. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $189.4 million as of September 30, 2019 compared with $190.4 million at December 31, 2018.
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
For the nine months ended September 30, 2019, the Company made no contributions to its U.S. defined benefit pension plan and $0.5 million to its U.K. defined benefit pension plans, respectively, compared with contributions of $19.0 million and $4.2 million, respectively, in the comparable 2018 period. The Company does not expect to make any additional contributions to its U.S. and U.K. plans during the remainder of 2019. Anticipated funding for the other international plans is not significant.
Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the nine months ended September 30, 2019, we paid $9.9 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2019, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2018 were as follows:

•
Unbilled revenues increased $8.7 million excluding foreign currency exchange impacts. This increase was primarily due to the Crawford Claims Solutions segment, which had increases due to weather related activity in Australia and other increases in the U.S. and Canada.

•
Accounts payable and accrued liabilities decreased $4.4 million excluding foreign exchange impacts. The decrease related to changes in our self insurance liabilities and timing of payments within accounts payable. Included in this amount is the net change for the inclusion of "Operating lease right-of-use assets, net" and "Operating lease liabilities" as well as the removal of "Deferred rent", as discussed further below.

At September 30, 2019, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we have certain material obligations under operating lease agreements to which we are a party. As discussed in Note 4, "Lease Commitments" of our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, the Company adopted Topic 842 as of January 1, 2019, which resulted in recording operating lease-related assets and liabilities on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2019.
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
Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2018, the Company has purchased 985,459 shares pursuant to the 2019 Repurchase Authorization. As of September 30, 2019, the Company was authorized to repurchase 1,014,541 shares under the 2019 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2019				1,647,570
July 1, 2019 - July 31, 2019
CRD-A	11,089	$10.00	11,089
CRD-B	75,000	$9.35	75,000
Totals of July 31, 2019				1,561,481
August 1, 2019 - August 31, 2019
CRD-A	304,115	$9.65	304,115
CRD-B	75,000	$9.50	75,000
Totals of August 31, 2019				1,182,366
September 1, 2019 - September 30, 2019
CRD-A	86,688	$9.95	86,688
CRD-B	81,137	$9.44	81,137
Totals as of September 30, 2019	633,029		633,029	1,014,541

Item 5. Other Information
On October 30, 2019, the Company, its subsidiaries Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd. (the Company, together with such subsidiaries, as borrowers (the “Borrowers”)), the Company’s guarantor subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender (“Wells Fargo”), and the other lenders party thereto (together with Wells Fargo, the “Lenders”), entered into a Second Amendment to Amended and Restated Credit Agreement (the “Amendment”) which amended that certain Amended and Restated Credit Agreement, dated as of October 11, 2017, by and among the Borrowers and the Lenders (as amended, the “Agreement”). Pursuant to the Amendment, the expenses paid or incurred in connection with the arbitration with three former executives of our Garden City Group relating to additional payments associated with their departure from the Garden City Group on December 31, 2015 are excluded from the calculation of Consolidated EBITDA for purposes of the financial covenants in the Agreement. Additionally, the Amendment made certain administrative changes to the Agreement. The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to this Report and is incorporated herein by reference.

Item 6. Exhibits

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007)

3.2
Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2008)

10.1
Second Amendment to amended and Restated Credit Agreement, dated as of October 30, 2019, by and among Crawford & Company, Crawford & Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., and the guarantor subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender ("Wells Fargo"), and the other lenders party thereto

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

Crawford & Company (Registrant)

Date:	November 4, 2019	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2019	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)