Form 10-K
period 2019-12-31
CRAWFORD & CO
filed 2020-03-05
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10356
CRAWFORD & COMPANY
(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0506554 (I.R.S. Employer Identification Number)
5335 Triangle Parkway, Peachtree Corners, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant's telephone number, including area code
(404) 300-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock — $1.00 Par Value	CRD-A	New York Stock Exchange
Class B Common Stock — $1.00 Par Value	CRD-B	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $273,206,852 as of June 28, 2019, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.
The number of shares outstanding of each class of the Registrant's common stock, as of February 28, 2020, was:
Class A Common Stock — $1.00 Par Value — 30,565,518 Shares
Class B Common Stock — $1.00 Par Value — 22,580,333 Shares

Documents incorporated by reference:
Portions of the Registrant's proxy statement for its 2019 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K
For The Year Ended December 31, 2019

We use the terms "Crawford", "the Company", "the Registrant", "we", "us" and "our" to refer to the business of Crawford & Company, its subsidiaries, and variable interest entities.

Cautionary Statement Concerning Forward-Looking Statements

This report contains and incorporates by reference forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained or incorporated by reference in this report that are not statements of historical fact are forward-looking statements made pursuant to the "safe harbor" provisions thereof. These statements may relate to, among other things, our expected future operating results and financial condition, our ability to grow our revenues and reduce our operating expenses, expectations regarding our anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, financial results from our recent acquisitions, our continued compliance with the financial and other covenants contained in our financing agreements, and our other long-term capital resource and liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case volumes, profitability, contingencies, liquidity position, and capital resources. The words "anticipate", "believe", "could", "would", "should", "estimate", "expect", "intend", "may", "plan", "goal", "strategy", "predict", "project", "will" and similar terms and phrases, or the negatives thereof, identify forward-looking statements in this report and in the statements incorporated by reference in this report. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

PART I

ITEM 1.      BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporates with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2019, the Company reported total revenues before reimbursements of $1.006 billion.

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

DESCRIPTION OF SERVICES

The Company delivers services to its clients through a global service line reporting structure consisting of three operating segments as follows:

•	Crawford Claims Solutions provides claims management services globally to insurance carriers and self-insured entities related to property, casualty, and catastrophe losses.

•
Crawford TPA Solutions, which trades under the Broadspire brand globally, provides third party administration for workers' compensation, auto and liability, disability absence management, medical management, and accident and health to corporations, brokers and insurers worldwide.

•	Crawford Specialty Solutions provides services to the global property and casualty insurance company markets through service lines known as Global Technical Services and Contractor Connection.

A significant portion of our revenues are derived from international operations. For a discussion of certain risks attendant to international operations, see Item 1A, "Risk Factors."

CRAWFORD CLAIMS SOLUTIONS.  The Crawford Claims Solutions segment accounted for 33.8% of the Company's revenues before reimbursements in 2019. The Company's Crawford Claims Solutions segment provides claims management services globally to insurance carriers and self-insured entities related to property, casualty, and catastrophe losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. The Company's Crawford Claims Solutions segment revenues are substantially derived from the insurance carrier market. Insurance companies customarily manage their own claims administration function, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation, catastrophe, and the evaluation and resolution of property and casualty insurance claims.

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

In addition, the Crawford Claims Solutions segment, through the Company’s WeGoLook®, LLC subsidiary, provides a variety of on-demand inspection, verification, and other task-specific field services for businesses and consumers through a mobile platform of independent contractors.

CRAWFORD TPA SOLUTIONS.  Our Crawford TPA Solutions segment, which operates under the Broadspire brand name, is a leading third party administrator that provides services to the global casualty and disability insurance and self-insured markets. This segment accounted for 39.2% of the Company's revenues before reimbursements in 2019.

Through the Crawford TPA Solutions segment, we provide a complete range of claims and risk management services to corporations in the self-insured or commercially-insured marketplace inclusive of brokers and insurance companies. In addition to desktop claim adjusting and evaluation of claims, Crawford TPA Solutions also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of trust funds established to pay claims. Crawford TPA Solutions services are provided through two major service lines:

•
The Claims Management service line includes workers' compensation, liability, property, accident & health, and disability claims management. Accident & health claims programs include accidental death and dismemberment, business travel, life, disability, critical illness and credit protection claims programs. Disability and leave management services include the handling of short and long term disability, FMLA (Federal Medical Leave Act), ADA (Americans with Disabilities Act) and state leave claims designed to increase employee productivity and contain costs. Claims management services includes risk management information and consultative analytical services.

•
The Medical Management service line integrates evidence-based criteria, clinical expertise, and advanced technology into the claims process to achieve optimal outcomes for employees in a cost-effective manner. Case managers provide administration services by proactively managing medical treatment for employees while facilitating an understanding of and participation in their rehabilitation process. These programs assist our client employees' recovery in a quick, cost-effective method. Medical bill review services provide analysis of medical charges for clients' claims to identify opportunities for savings. Physician review services include a diverse panel of specialized physician reviewers that evaluate the medical necessity of medical services as well as causal relation determination while also supporting timely return to work for employees.

CRAWFORD SPECIALTY SOLUTIONS.  The Crawford Specialty Solutions segment accounted for 27.0% of the Company's revenues before reimbursements in 2019. The Crawford Specialty Solutions segment provides services to the global property and casualty insurance company markets.

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

•
Contractor Connection provides a managed repair service using the largest independently managed contractor network in the industry, with approximately 6,000 credentialed residential and commercial contractors. This innovative service provides a customer-centric solution for a wide range of loss types from high-frequency, low-complexity claims to large complex repairs, optimizing the time and work process needed to resolve property claims. Contractor Connection supports our business process outsourcing strategy by providing high-quality outsourced contractor management to national and regional personal and commercial insurance carriers as well as directly to consumer markets.

MATERIAL CUSTOMERS

No single customer accounted for 10% or more of our consolidated revenues in 2019, 2018 or 2017. However, for each of the years ended December 31, 2019, 2018 and 2017, our Crawford Specialty Solutions segment derived in excess of 10% of its revenue from one customer.

In the event we are not able to retain this significant relationship, or replace any lost revenues from such relationship, revenues and operating earnings within this segment, could be materially adversely affected.

INTELLECTUAL PROPERTY AND TRADEMARKS

Our intellectual property portfolio is an important asset which we seek to expand and protect globally through a combination of trademarks, trade names, copyrights and trade secrets. We own a number of active trademark applications and registrations which expire at various times. As the laws of many countries do not protect intellectual property to the same extent as the laws of the U.S., we cannot ensure that we will be able to adequately protect our intellectual property assets outside of the U.S. The failure to protect our intellectual property assets could have a material adverse affect on our business; however, the loss of any single patent, trademark or service mark, taken alone, would not have a material adverse effect on any of our segments or on the Company as a whole.

SERVICE DELIVERY

Our claims management services are offered primarily through a global network serving clients in more than 70 countries. Contractor Connection services are offered by providing high-quality outsourced contractor management to national and regional insurance carriers. WeGoLook services are offered through a mobile platform of independent contractors.

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

EMPLOYEES

At December 31, 2019, our total number of full-time equivalent employees ("FTEs") was approximately 9,000. In addition, the Company from time to time, uses the resources of a pool of temporary employees and a network of independent contractors, as and when the demand for services requires. These temporary employees primarily provide catastrophe adjuster services. The Company provides many of its employees with formal classroom training in basic and advanced skills relating to claims administration and healthcare management services. In many cases, employees are required to complete these or other professional courses in order to qualify for promotions. The Company generally considers its relations with its employees to be good.

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

MARKET CONDITIONS

We depend on claim volumes for a significant portion of our revenues. Claim volumes are not subject to accurate forecasting, and a decline in claim volumes may materially adversely affect our financial condition and results of operations.

Because we depend on claim volume for revenue streams, a reduction in claim referrals for any reason may materially adversely impact our results of operations and financial condition. We are unable to predict claim volumes for a number of reasons, including the following:

•
changes in the degree to which property and casualty insurance carriers or self-insured entities outsource, or intend to outsource, their claims handling functions are generally not disclosed in advance;

•	we cannot predict the length or timing of any insurance cycle;

•	changes in the overall employment levels and associated workplace injury rates could impact the number of total claims and our claim volumes and are not subject to accurate forecasting;

•	the frequency and severity of weather-related, natural, and man-made disasters, which are a significant source of claims for us, are also generally not subject to accurate forecasting;

•	potential consolidation of clients in the markets we operate could impact the volume of claims referred to us;

•	major insurance carriers, underwriters, and brokers could elect to expand their activities as administrators and adjusters, which would directly compete with our business; and

•	we may not desire to or be able to renew existing major contracts with clients.

If our claim volume referrals decline for any of the foregoing, or any other reason, our revenues may decline, which could materially adversely affect our financial condition and results of operations.

In recent periods, we have derived a material amount of our revenues from a limited number of clients. If we are not able to retain these clients or replace these revenues, our financial condition and results of operations could be materially adversely affected.

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2019, 2018, or 2017. However, for each of the years ended December 31, 2019, 2018 and 2017, our Crawford Specialty Solutions segment derived in excess of 10% of its revenue from one customer.

In the event we are not able to retain this significant relationship, or replace any lost revenues from such relationship, revenues and operating earnings within this segment, could be materially adversely affected.

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

We manage a large amount of highly sensitive and confidential consumer information including personally identifiable information, protected health information and financial information. A security incident impacting our own data centers or data maintained, processed or stored by our service providers may compromise the confidentiality, integrity or availability of this confidential information. Unauthorized access to or disclosure of sensitive and confidential information stored by us or our service providers may occur through break-ins, breaches of a secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of such sensitive and confidential information may be obtained through accidental or malicious failure to follow security policies or controls by us or our employees. If there were an inadvertent disclosure of confidential consumer information, or if a third party were to gain unauthorized access to the confidential information, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.

We are subject to increased frequency and complexity of cybersecurity attacks. Our failure to effectively identify such attacks or quickly recover from such attacks could materially adversely affect our business, results of operations, and financial condition.

We have implemented procedures and controls to reduce our exposure to cybersecurity attacks, and assess our incident response and notification protocols. Additionally, we have existing procedures to determine the potential materiality of a cybersecurity incident. These procedures include reporting protocols to and oversight from our Board of Directors. We also have disclosure controls and insider trading restrictions that would apply in the event of a material cybersecurity incident. We have made investments in software and internal training to prevent cybersecurity incidents such as phishing and business email compromise. However, we may not be able to prevent a cybersecurity attack due to the increasing sophistication and frequency of such attacks. Unauthorized access to, or breaches of a secure network by an unauthorized party could occur due to inadequate use of security controls by us or our employees. Any failure to effectively identify such attack, or quickly recover from such attack in a timely manner, could materially adversely affect our business, results of operations, and financial condition.

Increasing regulatory focus on privacy issues and expanding laws could impact our business models and expose us to increased liability.

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have stringent data protection laws that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Globally, new laws, such as the General Data Protection Regulation (“GDPR”) in Europe, the California Consumer Privacy Act ("CCPA") in California, and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to respond to customer requests under the laws, and to implement our business models effectively. These requirements, among others, may force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we store information on behalf of our customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

Transferring personal information across international borders is becoming increasingly complex. The mechanisms that we and many other companies rely upon for European data transfers are being contested in the European court system. We are closely monitoring developments related to requirements for transferring personal data outside the European Union ("EU"). These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Canada and Australia, have also established specific legal requirements for cross-border transfers of personal information. These developments in Europe and elsewhere could harm our business, results of operations, and financial condition.

We may not be able to develop or acquire necessary IT resources to support and grow our business, and disruptive technologies could impact the volume and pricing of our products. Our failure to address these risks could materially adversely affect our business, results of operations, and financial condition.

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

In addition, we could face changes in our markets due to disruptive technologies that could impact the volume and pricing of our products, or introduce changes to the insurance claims management processes which could negatively impact our volume of case referrals. Our failure to address these risks, or to do so in a timely manner or at a cost considered reasonable by us, could materially adversely affect our business, results of operations, and financial condition.

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

Our international operations subject us to political, legal, operational, exchange rate and other risks that we do not face in our domestic operations. We face, among other risks, the risk of discriminatory regulation; nationalization or expropriation of assets; changes in both domestic and foreign laws regarding taxation, trade and investment abroad; pandemics such as coronavirus; potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights; or price controls and exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which they were earned or converting local currencies we hold into U.S. dollars or other currencies.

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

We have operations in the United Kingdom ("U.K.") and the European Union that may be impacted by the U.K.'s departure from the EU, known as "Brexit". The uncertainty as to the outcome of Brexit after the transition period expires may negatively impact operations in this region or our business as a whole.

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

We are also subject to numerous federal, state, and foreign labor, employment, worker health and safety, antitrust and competition, environmental and consumer protection, import/export, anti-corruption, and other laws. From time to time we face claims and investigations by employees, former employees, and governmental entities under such laws or employment contracts with such employees or former employees. Such claims, investigations, and any litigation involving the Company could divert management's time and attention from business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations, financial position, and cash flows.

LIQUIDITY AND CAPITAL

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") is underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement periods for our U.S. Qualified Plan, the projected benefit obligations was underfunded by $63.5 million. In recent years we have been required to make significant contributions to this plan and will have to make significant future contributions. Crawford expects to make discretionary contributions of $9.0 million per annum to the U.S. Qualified Plan for the next five fiscal years to improve the funded status of the plan and minimize future required contributions. Volatility in the capital markets, mortality changes and future legislation may have a negative impact on our pension plans, which may further increase the underfunded portion and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

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

As of December 31, 2019, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member of the Board of Directors, beneficially owned approximately 57% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2019, Mr. Crawford also beneficially owned approximately 36% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

COMPETITION AND EMPLOYEES

We operate in highly competitive markets and face intense competition from both established entities and new entrants into those markets. Potential consolidation in our industry can also create stronger competition. Our failure to compete effectively may adversely affect us.

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

We also face competition from potential new entrants into the global claims management services market, in addition to traditional competitors. Potential consolidation in our industry can also create stronger competition. Our inability to react to such competition or improved technology could negatively impact our volume of case referrals and results of operations.

We may not be able to recruit, train, and retain qualified personnel, including retaining a sufficient number of qualified and experienced on-call claims adjusters, to respond to catastrophic events that may, singularly or in combination, significantly increase our clients' needs for adjusters.

Our catastrophe related work and revenues can fluctuate dramatically based on the frequency and severity of natural and man-made disasters. When such events happen, our clients usually require a sudden and substantial increase in the need for catastrophic claims services, which can strain our capacity. Our internal resources are sometimes not sufficient to meet these sudden and substantial increases in demand. When these situations occur, we must retain outside adjusters (temporary employees and contractors) to increase our capacity. There can be no assurance that we will be able to retain such outside adjusters with the requisite qualifications, at the times needed or on terms that we believe are economically reasonable. Insurance companies and other loss adjusting firms also aggressively compete for the same pool of independent adjusters, who often command high prices for their services at such times of peak demand. Such competition could reduce availability, increase our costs and reduce our revenues. Our failure to timely, efficiently, and competently provide these services to our clients could result in reduced revenues, loss of customer goodwill and a materially negative impact on our results of operations.

We compete for nurses and other case management professionals in the healthcare industry, which may increase our labor costs and reduce profitability.

Our Crawford TPA Solutions business competes with the general healthcare industry in recruiting qualified nurses, other case management professionals and other talent. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare providers. Such competition could reduce availability, increase our costs and reduce our revenues. This shortage may require us to increase wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Our failure to recruit and retain qualified management, nurses, and other healthcare professionals, or to control labor costs could result in reduced revenues, loss of customer goodwill and a materially negative impact on our results of operations.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2019, the Company owned an office in Kitchener, Ontario. As of December 31, 2019, the Company leased approximately 250 other office locations under various leases with varying terms. For additional information on the Company's significant operating leases and subleases, see Note 6 "Lease Commitments" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

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

The Company recognized arbitration and claim settlement charges in 2019 of $12.6 million related to an arbitration panel awarding three of four former executives of our former Garden City Group business unit additional payments associated with their departure from the Garden City Group on December 31, 2015, and a claim settlement with the fourth former executive. There are no other potential claimants related to this matter.

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

The number of record holders of each class of the Company's common stock as of December 31, 2019 was as follows: CRD-A — 2,923 and CRD-B — 390.

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

Through December 31, 2019, the Company had repurchased 1,103,398 shares of CRD-A and 1,736,011 shares of CRD-B at an average cost of $9.33 and $9.17, respectively, of which 421,427 shares of CRD-A and 1,376,889 shares of CRD-B were purchased pursuant to a stock purchase agreement authorized by the Board of Directors separate from the 2017 Repurchase Authorization and the 2019 Repurchase Authorization. At December 31, 2019, the Company had remaining authorization to repurchase 958,907 shares under the 2019 Repurchase Authorization.

Through December 31, 2018, the Company had repurchased 1,144,410 shares of CRD-A and 94,378 shares of CRD-B under the 2017 Repurchase Authorizations at an average cost of $8.36 and $8.96, respectively. At December 31, 2018, the Company had remaining authorization to repurchase 427,883 shares under the 2017 Repurchase Authorization.

The following graph and table show the value as of December 31, 2019 of a $100 investment in the Company's Class B common stock as of December 31, 2014 as compared to a similar investment in each of (i) the S&P 500 Index, and (ii) the S&P 500 Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. We caution you not to draw any conclusions from the data in this performance graph, as past results do not necessarily indicate future performance.

Comparison of Cumulative Five Year Total Return
■Crawford & Company (Class B) tS&P 500 Index ●S&P Property-Casualty Insurance Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2014	2015	2016	2017	2018	2019
Crawford & Company (Class B)	100.00	53.18	128.94	100.79	96.45	111.06
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P Property-Casualty Insurance Index	100.00	109.53	126.73	155.10	147.83	186.07

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

Year Ended December 31,	2019	2018	2017	2016	2015
	(In thousands, except per share amounts and percentages)
Revenues before Reimbursements	$1,005,802	$1,070,971	$1,105,832	$1,109,286	$1,170,385
Reimbursements	41,825	52,008	57,877	68,302	71,135
Total Revenues	1,047,627	1,122,979	1,163,709	1,177,588	1,241,520
Total Costs of Services	752,773	808,005	842,167	850,112	940,352
Crawford Claims Solutions Operating Earnings (1)	7,630	11,308	18,541	14,371	5,708
Crawford TPA Solutions Operating Earnings (1)	27,173	36,909	38,224	36,520	33,915
Crawford Specialty Solutions Operating Earnings (1)	49,321	49,564	52,404	65,641	49,956
Unallocated Corporate and Shared Costs and Credits, Net	(6,515)	(9,321)	(13,463)	(24,403)	(19,159)
Net Corporate Interest Expense	(10,774)	(10,109)	(9,062)	(9,185)	(8,383)
Stock Option Expense	(1,885)	(1,742)	(1,718)	(621)	(433)
Amortization of Customer-Relationship Intangible Assets	(11,277)	(11,152)	(10,982)	(9,592)	(9,668)
Goodwill and Intangible Asset Impairment Charges	(17,484)	(1,056)	(19,598)	—	(49,314)
Arbitration and Claim Settlements	(12,552)	—	—	—	—
Restructuring and Special Charges	—	—	(12,084)	(9,490)	(34,395)
Loss on Disposition of Business Line	—	(20,270)	—	—	—
Income Taxes	(14,111)	(18,542)	(15,039)	(25,565)	(13,832)
Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	2,959	389	442	(1,710)	117
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$12,485	$25,978	$27,665	$35,966	$(45,488)
Earnings (Loss) Per Share - Basic (2):
CRD-A	$0.27	$0.51	$0.53	$0.68	$(0.79)
CRD-B	$0.19	$0.43	$0.45	$0.60	$(0.87)
Earnings (Loss) Per share - Diluted (2):
CRD-A	$0.26	$0.50	$0.52	$0.67	$(0.79)
CRD-B	$0.19	$0.42	$0.45	$0.60	$(0.87)
Current Assets	$315,209	$320,848	$370,367	$364,731	$370,177
Total Assets	$760,013	$701,442	$787,936	$735,859	$783,406
Current Liabilities	$236,265	$225,310	$256,591	$230,287	$258,348
Long-Term Debt and Capital Leases, Less Current Installments	$148,408	$167,126	$200,460	$187,002	$225,365
Total Debt	$176,954	$190,410	$225,672	$188,014	$247,282
Shareholders' Investment Attributable to Shareholders of Crawford & Company	$159,317	$171,288	$182,320	$153,883	$113,693
Total Capital	$336,271	$361,698	$407,992	$341,897	$360,975
Current Ratio	1.3:1	1.4:1	1.4:1	1.6:1	1.4:1
Total Debt to Total Capital Ratio	52.6%	52.6%	55.3%	55.0%	68.5%
Return on Average Shareholders' Investment	7.6%	14.7%	16.5%	26.9%	(31.7)%
Cash Provided by Operating Activities	$75,216	$52,419	$40,757	$98,864	$61,655
Cash (Used in) Provided by Investing Activities	$(23,420)	$6,449	$(81,866)	$(32,966)	$(101,178)
Cash (Used in) Provided by Financing Activities	$(53,406)	$(58,739)	$10,343	$(55,151)	$67,889
Shareholders' Investment Attributable to Shareholders of Crawford & Company Per Diluted Share	$2.95	$3.07	$3.21	$2.74	$2.06
Cash Dividends Per Share:
CRD-A	$0.28	$0.28	$0.28	$0.28	$0.28
CRD-B	$0.20	$0.20	$0.20	$0.20	$0.20
Weighted-Average Shares and Share-Equivalents:
Basic	53,612	55,254	55,928	55,483	55,286
Diluted	54,065	55,883	56,764	56,220	55,286

______________________

(1)
This is a segment financial measure calculated in accordance with ASC Topic 280, "Segment Reporting," and representing segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairment charges, restructuring and special charges, loss on disposition of business line, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2019, 2018, and 2017 consolidated financial statements include the financial position of such operations as of October 31, 2019 and 2018, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2019, 2018 and 2017, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawco.com) is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporates with an expansive global network serving clients in more than 70 countries. Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

As discussed in more detail in subsequent sections of this MD&A, we have three operating segments: Crawford Claims Solutions, Crawford TPA Solutions, and Crawford Specialty Solutions. Our three operating segments represent components of the Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Crawford Claims Solutions serves the global property and casualty insurance company markets. Crawford TPA Solutions serves the global casualty, disability and self-insurance marketplace worldwide. Crawford Specialty Solutions serves the global property and casualty insurance company markets.

Insurance companies rely on us for certain services such as field investigation and the evaluation of property and casualty insurance claims. Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and claims evaluation, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and trust fund administration to pay their claims. Our Contractor Connection service line in our Crawford Specialty Solutions segment provides a managed contractor network to insurance carriers and consumer markets.

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

We recognized arbitration and claim settlement charges in 2019 of $12.6 million related to an arbitration panel awarding three of four former executives of our former Garden City Group business unit additional payments associated with their departure from the Garden City Group on December 31, 2015, and a claim settlement with the fourth former executive. There are no other potential claimants related to this matter. This pretax expense is presented in the Consolidated Statements of Operations as a separate charge "Arbitration and claim settlements."

We recognized a non-cash goodwill impairment charge in 2019 totaling $17.5 million related to our Crawford Claims Solutions segment, due to lower forecasts in that reporting unit. This charge was partially offset by a $2.2 million reduction in income tax expense and $2.2 million credit in noncontrolling interest expense. There were no goodwill impairment charges in 2018. See the "Critical Accounting Policies" in Item 7 and Note 4, "Goodwill and Intangible Assets" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about goodwill impairment charges.

In 2019, we recognized a $2.0 million non-recurring deferred tax asset valuation allowance related to certain state net operating loss carryforwards, foreign tax credits and capital losses.

In 2018, we recognized an impairment of $1.1 million related to an indefinite-lived trade name due to a combination of achieving less than forecasted revenue compared to previous modeled results and further reduced forecasted revenue associated with the trade name.

On June 15, 2018, we completed the sale of our Garden City Group business (the “GCG Business”) to EPIQ Class Action & Claims Solutions, Inc. ("EPIQ") for cash proceeds of $42.6 million. At the time of the disposal, the GCG Business included total assets of $70.6 million and total liabilities of $10.1 million. The total asset balance was primarily comprised of accounts receivable, unbilled revenues and capitalized software costs. After including transaction and other costs related to the sale, we recognized a pretax loss on the disposal of $20.3 million. The loss on disposal is presented in the Consolidated Statements of Operations as a separate charge "Loss on disposition of business line."

On January 4, 2017, we acquired 85% of the outstanding membership interests of WeGoLook®, LLC, an Oklahoma limited liability company, and certain non-compete agreements, for consideration of $36.1 million on a debt free valuation basis. WeGoLook provides a variety of on-demand inspection, verification, and other field services for businesses and consumers through a mobile platform of independent contractors.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly changed U.S. Federal income tax law. The changes included but were not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional estimate in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) of net tax expense of $3.8 million in the period ended December 31, 2017. This expense consisted of provisional estimates of $7.6 million net expense for the Transition Tax, which we estimated would be fully offset by foreign tax credit carryforwards, and $3.8 million net benefit for remeasurement of our domestic deferred tax balances for the corporate rate reduction. In the period ended December 31, 2018, we completed accounting for the Tax Act in accordance with SAB 118. As a result, we recorded additional income tax expense of $3.6 million. This expense consisted of substantially all of the $7.0 million valuation allowance established against foreign tax credits and $0.1 million for the revaluation of deferred taxes, net of $3.5 million of Transition Tax release of uncertain tax positions and adjustments. We completed the accounting for the Tax Act within the one year measurement period, as allowed under SAB 118.

See Note 7, "Income Taxes” of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about income taxes.

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $1.006 billion in 2019, a decrease of 6.1% compared with $1.071 billion in 2018. Net income attributable to Crawford & Company was $12.5 million in 2019, compared with $26.0 million in 2018. During 2019, we recognized arbitration and claim settlement charges of $12.6 million related to payments made to executives of our former Garden City Group business associated with their departure in 2015. The Company recognized a non-cash goodwill impairment charge in 2019 totaling $17.5 million. This charge was partially offset by a $2.2 million reduction in income tax expense and $2.2 million credit in noncontrolling interest expense. There were no goodwill impairment charges in 2018, although we recognized a $1.1 million impairment to an indefinite-lived trade name intangible asset. During 2018, the Company recorded a loss on disposition of the GCG business totaling $20.3 million.

Consolidated revenues before reimbursements decreased 6.1% in 2019 with decreases in each of our segments. Changes in foreign exchange rates decreased our segment revenues by $21.6 million, or approximately 2.0%, for 2019 compared with 2018. Excluding the Garden City Group business and the change in foreign exchange rates, consolidated revenues before reimbursements decreased $13.7 million, or 1.3% compared with 2018.

The decrease in revenues in the Crawford Specialty Solutions segment was primarily due to the disposition of the Garden City Group business as of June 15, 2018, which represents a $29.9 million reduction in revenues in 2019 compared to 2018. See Note 3, "Acquisitions and Disposition of Business Line" of our accompanying consolidated financial statements for further discussion about this transaction.

	Year Ended			Year Ended
				Based on exchange rates for year ended December 31, 2018 and exclusion of Garden City Group from December 31, 2018
(in thousands, except percentages)	December 31, 2019	December 31, 2018	% Change	December 31, 2019	December 31, 2018	% Change
Revenues:
Crawford Claims Solutions	$339,837	$361,053	(5.9)%	$350,533	$361,053	(2.9)%
Crawford TPA Solutions	393,856	405,335	(2.8)%	397,563	405,335	(1.9)%
Crawford Specialty Solutions	272,109	304,583	(10.7)%	279,298	274,708	1.7%
Total revenues before reimbursements	1,005,802	1,070,971	(6.1)%	1,027,394	1,041,096	(1.3)%
Reimbursements	41,825	52,008	(19.6)%	43,426	41,474	4.7%
Total Revenues	$1,047,627	$1,122,979	(6.7)%	$1,070,820	$1,082,570	(1.1)%

Excluding the Garden City Group business and the change in foreign exchange rates, Crawford Specialty Solutions segment revenues before reimbursements increased by $4.6 million, or 1.7%, compared with 2018, due to an increase in our Global Technical Services service line.

The decrease in revenues in the Crawford Claims Solutions segment was due to the absence of catastrophic weather activity that was present in the U.S. in 2018, which represents a $13.4 million decrease in segment revenues. The decrease in revenues in the Crawford TPA Solutions segment was due to a decrease in case volumes in the U.S. and Canada.

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) and segment gross profit decreased in each of our operating segments, due primarily to the lower revenues which were not fully offset by lower direct operating expenses.

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

In the Crawford Claims Solutions segment, operating earnings declined primarily due to the reduction in revenues and an increase in centralized indirect administrative support costs during 2019. Excluding indirect support costs, gross profit decreased from $78.3 million, or 21.7% of revenues before reimbursements in 2018, to $76.7 million, or 22.6% of revenues before reimbursements in 2019.

In the Crawford TPA Solutions segment, operating earnings declined primarily due to a reduction in revenues and a gross profit decline during 2019. Excluding indirect support costs, gross profit decreased from $109.2 million, or 26.9% of revenues before reimbursements in 2018, to $99.7 million, or 25.3%, as direct costs grew at a higher rate than revenues.

In the Crawford Specialty Solutions segment, operating earnings declined as a result of increased compensation expense compared to 2018. Excluding indirect support costs, gross profit decreased from $105.5 million, or 34.6% of revenues before reimbursements in 2018, to $95.4 million, or 35.1%, due primarily to the Garden City Group business which contributed $6.2 million gross profit in the 2018 period.

Cost of services provided, before reimbursements, decreased $45.0 million, or 6.0% for 2019 compared with 2018. The decrease was primarily due to the disposition of the Garden City Group, which had $22.3 million of expenses in 2018, lower expenses in our Crawford Claims Solutions segment to support the decrease the weather related activity, and changes in foreign exchange rates.

Selling, general and administrative ("SG&A") expenses were $15.3 million lower, a decrease of 6.3%, in 2019 compared to 2018. The decrease in 2019 was due to a decrease in non-employee labor, professional fees, and other administrative expenses, and the Garden City Group disposition, which had $11.6 million of expenses in 2018.

The Company recognized arbitration and claim settlement charges in 2019 of $12.6 million related to an arbitration panel awarding three of four former executives of our former Garden City Group business unit additional payments associated with their departure from the Garden City Group on December 31, 2015, and a claim settlement with the fourth former executive.

The Company incurred a non-cash goodwill impairment charge in 2019 totaling $17.5 million. This charge was partially offset by a $2.2 million reduction in income tax expense and $2.2 million credit in noncontrolling interest expense. There were no goodwill impairment charges in 2018, although we recognized a $1.1 million impairment to an indefinite-lived trade name intangible asset.

During 2019, the Company realigned certain operations within Canada from the Crawford Claims Solutions segment to the Crawford Specialty Solutions segment to be consistent with current operating segment responsibilities. Previously reported amounts have been reclassified to reflect these changes. No other changes in operating responsibilities occurred. These transfers are not material to the Company's financial statements.

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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairment charges, restructuring and special charges, loss on disposition of business line, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Restructuring and special charges, as well as loss on disposition of business line, goodwill impairment charges and impairment of intangible assets, and arbitration and claim settlements arise from time to time from events (such as internal restructurings, losses on subleases, establishment of new operations, and asset impairments) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs, goodwill impairment charges and impairment of intangible assets, restructuring and special charges, arbitration and claim settlements, and loss on disposition of business line follows the discussion and analysis of the results of operations of our three operating segments.

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

Operating results for our segments reconciled to income before income taxes and net income attributable to shareholders of Crawford & Company are as shown in the following table.

				% Change from Prior Year
Year Ended December 31,	2019	2018	2017	2019	2018
	(In thousands, except percentages)
Revenues Before Reimbursements:
Crawford Claims Solutions	$339,837	$361,053	$365,058	(5.9)%	(1.1)%
Crawford TPA Solutions	393,856	405,335	390,583	(2.8)%	3.8%
Crawford Specialty Solutions	272,109	304,583	350,191	(10.7)%	(13.0)%
Total, before reimbursements	1,005,802	1,070,971	1,105,832	(6.1)%	(3.2)%
Reimbursements	41,825	52,008	57,877	(19.6)%	(10.1)%
Total Revenues	$1,047,627	$1,122,979	$1,163,709	(6.7)%	(3.5)%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$223,639	$239,123	$244,019	(6.5)%	(2.0)%
% of related revenues before reimbursements	65.8%	66.2%	66.8%
Crawford TPA Solutions	236,853	235,813	220,743	0.4%	6.8%
% of related revenues before reimbursements	60.1%	58.2%	56.6%
Crawford Specialty Solutions	141,776	156,771	170,483	(9.6)%	(8.0)%
% of related revenues before reimbursements	52.1%	51.5%	48.7%
Total	$602,268	$631,707	$635,245	(4.7)%	(0.6)%
% of Revenues before reimbursements	59.9%	59.0%	57.4%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$108,568	$110,622	$102,498	(1.9)%	7.9%
% of related revenues before reimbursements	31.9%	30.6%	28.1%
Crawford TPA Solutions	129,830	132,613	131,616	(2.1)%	0.8%
% of related revenues before reimbursements	33.0%	32.7%	33.7%
Crawford Specialty Solutions	81,012	98,248	127,304	(17.5)%	(22.8)%
% of related revenues before reimbursements	29.8%	32.3%	36.4%
Total, before reimbursements	319,410	341,483	361,418	(6.5)%	(5.5)%
% of Revenues before reimbursements	31.8%	31.9%	32.7%
Reimbursements	41,825	52,008	57,877	(19.6)%	(10.1)%
Total	$361,235	$393,491	$419,295	(8.2)%	(6.2)%
% of Revenues	34.5%	35.0%	36.0%
Segment Operating Earnings:
Crawford Claims Solutions	$7,630	$11,308	$18,541	(32.5)%	(39.0)%
% of related revenues before reimbursements	2.2%	3.1%	5.1%
Crawford TPA Solutions	27,173	36,909	38,224	(26.4)%	(3.4)%
% of related revenues before reimbursements	6.9%	9.1%	9.8%
Crawford Specialty Solutions	49,321	49,564	52,404	(0.5)%	(5.4)%
% of related revenues before reimbursements	18.1%	16.3%	15.0%
Deduct:
Unallocated corporate and shared costs and credits, net	(6,515)	(9,321)	(13,463)	(30.1)%	(30.8)%
Net corporate interest expense	(10,774)	(10,109)	(9,062)	6.6%	11.6%
Stock option expense	(1,885)	(1,742)	(1,718)	8.2%	1.4%
Amortization of customer-relationship intangible assets	(11,277)	(11,152)	(10,982)	1.1%	1.5%
Goodwill and intangible asset impairment charges	(17,484)	(1,056)	(19,598)	nm	(94.6)%
Arbitration and claim settlements	(12,552)	—	—	nm	nm
Restructuring and special charges	—	—	(12,084)	nm	nm
Loss on disposition of business line	—	(20,270)	—	nm	nm
Income Before Income Taxes	23,637	44,131	42,262	(46.4)%	4.4%
Income taxes	(14,111)	(18,542)	(15,039)	(23.9)%	23.3%
Net Income	9,526	25,589	27,223	(62.8)%	(6.0)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	2,959	389	442	660.7%	(12.0)%
Net Income Attributable to Shareholders of Crawford & Company	$12,485	$25,978	$27,665	(51.9)%	(6.1)%
nm = not meaningful

The table below, read together with the reconciliation on the previous page, represents gross profit for our segments reconciled to net income attributable to shareholders of Crawford & Company.

				% Change from Prior Year
Year Ended December 31,	2019	2018	2017	2019	2018
	(In thousands, except percentages)
Revenues Before Reimbursements:
Crawford Claims Solutions	$339,837	$361,053	$365,058	(5.9)%	(1.1)%
Crawford TPA Solutions	393,856	405,335	390,583	(2.8)%	3.8%
Crawford Specialty Solutions	272,109	304,583	350,191	(10.7)%	(13.0)%
Total, before reimbursements	1,005,802	1,070,971	1,105,832	(6.1)%	(3.2)%
Direct Expenses:
Crawford Claims Solutions	$263,116	$282,778	$288,380	(7.0)%	(1.9)%
% of related revenues before reimbursements	77.4%	78.3%	79.0%
Crawford TPA Solutions	294,172	296,111	284,529	(0.7)%	4.1%
% of related revenues before reimbursements	74.7%	73.1%	72.8%
Crawford Specialty Solutions	176,702	199,055	235,302	(11.2)%	(15.4)%
% of related revenues before reimbursements	64.9%	65.4%	67.2%
Total segment direct expenses	733,990	777,944	808,211	(5.7)%	(3.7)%
% of related revenues before reimbursements	73.0%	72.6%	73.1%
Segment Gross Profit:
Crawford Claims Solutions	$76,721	$78,275	$76,678	(2.0)%	2.1%
% of related revenues before reimbursements	22.6%	21.7%	21.0%
Crawford TPA Solutions	99,684	109,224	106,054	(8.7)%	3.0%
% of related revenues before reimbursements	25.3%	26.9%	27.2%
Crawford Specialty Solutions	95,407	105,528	114,889	(9.6)%	(8.1)%
% of related revenues before reimbursements	35.1%	34.6%	32.8%
Total segment gross profit	271,812	293,027	297,621	(7.2)%	(1.5)%
% of related revenues before reimbursements	27.0%	27.4%	26.9%
Segment Indirect Costs:
Crawford Claims Solutions	$69,091	$66,967	$58,137	3.2%	15.2%
% of related revenues before reimbursements	20.3%	18.5%	15.9%
Crawford TPA Solutions	72,511	72,315	67,830	0.3%	6.6%
% of related revenues before reimbursements	18.4%	17.8%	17.4%
Crawford Specialty Solutions	46,086	55,964	62,485	(17.7)%	(10.4)%
% of related revenues before reimbursements	16.9%	18.4%	17.8%
Total segment indirect costs	187,688	195,246	188,452	(3.9)%	3.6%
% of related revenues before reimbursements	18.7%	18.2%	17.0%
Segment Operating Earnings:
Crawford Claims Solutions	$7,630	$11,308	$18,541	(32.5)%	(39.0)%
% of related revenues before reimbursements	2.2%	3.1%	5.1%
Crawford TPA Solutions	27,173	36,909	38,224	(26.4)%	(3.4)%
% of related revenues before reimbursements	6.9%	9.1%	9.8%
Crawford Specialty Solutions	49,321	49,564	52,404	(0.5)%	(5.4)%
% of related revenues before reimbursements	18.1%	16.3%	15.0%

* See table on the previous page for a reconciliation of segment operating earnings to Net income attributable to shareholders of Crawford & Company.

YEAR ENDED DECEMBER 31, 2019 COMPARED WITH YEAR ENDED DECEMBER 31, 2018

CRAWFORD CLAIMS SOLUTIONS SEGMENT

Operating Earnings

Our Crawford Claims Solutions segment reported operating earnings of $7.6 million, or 2.2% of revenues before reimbursements in 2019, as compared to $11.3 million, or 3.1% of revenues before reimbursements in 2018. Operating earnings decreased from 2018 to 2019 primarily due to a decrease in weather related claim activity and associated revenues in the U.S. and Canada, and lower earnings in Canada and Europe. There was also an increase in centralized administrative support costs to expand technology and sales efforts in 2019.

Excluding centralized indirect support costs, gross profit decreased from $78.3 million, or 21.7% of revenues before reimbursements in 2018, to $76.7 million, or 22.6% of revenues before reimbursements in 2019, due primarily to lower earnings in Canada and Europe, partially offset by improved performance in the U.S. and lower compensation costs in 2019 compared to 2018.

Revenues before Reimbursements

Crawford Claims Solutions revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Crawford Claims Solutions revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2018
Year Ended December 31,	2019	2018	Variance	2019	Variance
U.S.	$136,524	$150,777	(9.5)%	$136,524	(9.5)%
U.K.	63,715	64,940	(1.9)%	67,196	3.5%
Canada	47,712	50,224	(5.0)%	48,908	(2.6)%
Australia	45,417	44,666	1.7%	48,857	9.4%
Europe	28,915	30,971	(6.6)%	30,846	(0.4)%
Rest of World	17,554	19,475	(9.9)%	18,202	(6.5)%
Total Crawford Claims Solutions Revenues before Reimbursements	$339,837	$361,053	(5.9)%	$350,533	(2.9)%

Revenues before reimbursements from our Crawford Claims Solutions segment totaled $339.8 million in 2019 compared with $361.1 million in 2018. This decrease was primarily due to a decrease in weather-related activity in the U.S. as the 2018 period included the runoff of 2017 hurricane claims activity, which negatively impacted revenues by $13.4 million, or 3.7% of Crawford Claims Solutions segment revenues. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 3.0%, or $10.7 million for 2019. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $350.5 million for 2019. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, which decreased revenues 9.0% in 2019 compared with 2018. Changes in product mix and in the rates charged for those services accounted for a 9.8% revenue increase for 2019 compared with the 2018 period due to a decrease in high-frequency, low-complexity cases in the U.S.

There was a decrease in revenues in the U.S. for 2019 due to the decrease in weather related activity referenced above. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. for 2019 compared with 2018 due to an increase in new clients and expanding new services. Revenues in Canada decreased in 2019 compared with the 2018 period due to a reduction in weather related activity resulting from the Ontario windstorms in 2018. There was a revenue increase in Australia due to an increase in weather related case activity in 2019. There was a slight revenue increase in Europe. The decrease in revenues in Rest of World for 2019 compared with 2018 was due to a reduction in weather related case activity in Asia and Latin America.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $20.5 million in 2019 compared to $19.0 million in 2018. The 2019 increase was due to an increased use of third parties in the U.K. in 2019 compared to 2018.

Case Volume Analysis

Crawford Claims Solutions unit volumes by underlying case category, as measured by cases received, for 2019 and 2018 were as follows:

Year Ended December 31,	2019	2018	Variance
U.S.	283,007	312,245	(9.4)%
U.K.	54,845	58,377	(6.1)%
Canada	36,050	42,064	(14.3)%
Australia	36,556	33,083	10.5%
Europe	37,326	45,390	(17.8)%
Rest of World	17,873	20,277	(11.9)%
Total Crawford Claims Solutions Cases Received	465,657	511,436	(9.0)%

Overall, there was a 9.0% decrease in cases received in the Crawford Claims Solutions segment in 2019 compared to 2018. The decrease in U.S. case volumes was due to lower weather related activity and a change in the mix of cases received in 2019. The U.K. case volumes were lower in the 2019 period due to a change in the mix of services provided and a decrease in weather related activity. There were more cases in 2018, as compared to 2019, in Canada due to cases received in 2018 resulting from Ontario windstorms. The increase in cases in Australia was due to an increase in weather related case activity in 2019. There was a reduction in cases received in Europe due to lower high-frequency, low-complexity property cases in Sweden and Poland. The decrease in cases in Rest of World was due to a decline in high-frequency, low-complexity property cases in Asia and a reduction in weather related case activity in Latin America.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. Crawford Claims Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 65.8% for 2019 and 66.2% for 2018. The decrease was primarily due to improved staff utilization in 2019.

The dollar amount of these expenses decreased from $239.1 million in 2018 to $223.6 million in 2019. There was an average of 2,905 FTEs in 2019 compared with an average of 3,002 FTEs in 2018. The decrease in expenses and FTEs in 2019 was primarily due to the reduction in employees related to the lower revenues in the current period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Claims Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased from $110.6 million in 2018 to $108.6 million in 2019, but increased as a percent of segment revenues from 30.6% in 2018 to 31.9% in 2019. The decrease in expenses was due to the decline in revenues and the change in foreign exchange rates. The increase in expense as a percent of revenues was due to an increase in indirect centralized administrative support costs in the 2019 period, primarily related to investments in technology and expanding sales efforts.

CRAWFORD TPA SOLUTIONS SEGMENT

Operating Earnings

Our Crawford TPA Solutions segment, which operates under the Broadspire brand globally, reported operating earnings of $27.2 million, or 6.9% of revenues before reimbursements in 2019, as compared to $36.9 million, or 9.1% of revenues before reimbursements in 2018. The decrease in operating earnings for the 2019 period resulted from lower revenues, which were not fully offset by lower direct expenses.

Excluding centralized indirect support costs, gross profit decreased from $109.2 million, or 26.9% of revenues before reimbursements in 2018, to $99.7 million, or 25.3% of revenues before reimbursements in 2019, as the decrease in direct costs did not offset the reduction in revenues.

Revenues before Reimbursements

Crawford TPA Solutions revenues are from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada, and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2018
Year Ended December 31,	2019	2018	Variance	2019	Variance
U.S.	$315,241	$321,744	(2.0)%	$315,241	(2.0)%
U.K.	11,254	12,651	(11.0)%	11,875	(6.1)%
Canada	33,234	36,648	(9.3)%	34,062	(7.1)%
Europe and Rest of World	34,127	34,292	(0.5)%	36,385	6.1%
Total Crawford TPA Solutions Revenues before Reimbursements	$393,856	$405,335	(2.8)%	$397,563	(1.9)%

Revenues before reimbursements from our Crawford TPA Solutions totaled $393.9 million in 2019, compared to $405.3 million in 2018. Changes in foreign exchange rates decreased our Crawford TPA Solutions segment revenues by $3.7 million, or approximately 0.9%, for 2019. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $397.6 million in 2019. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 2.6% in 2019 compared with 2018. Changes in product mix and in the rates charged for those services accounted for a 0.7% revenue increase for 2019 compared with the 2018 period.

The decrease in revenues in the U.S. for 2019 as compared with the 2018 period was primarily due to a delayed ramp up of new Claims Management and Medical Management clients and isolated client losses, partially offset by an increase in high-frequency, low-complexity disability cases. Based on constant foreign exchange rates, the decrease in revenues in the U.K. for 2019 was due to client case volume decreases and a change in the mix of services provided. Revenues in Canada decreased due to a change in the mix of services provided and a reduction in case volumes. Revenues increased in Europe and Rest of World due to growth from both new and existing clients.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment which are included in total Company revenues increased to $11.6 million in 2019 from $10.5 million in 2018. This was due an increased use of third parties in Europe in the 2019 period.

Case Volume Analysis

Crawford TPA Solutions unit volumes, as measured by cases received, by region for 2019 and 2018 were as follows:

Year Ended December 31,	2019	2018	Variance
U.S.	489,951	491,837	(0.4)%
U.K.	41,364	45,678	(9.4)%
Canada	73,314	95,082	(22.9)%
Europe and Rest of World	208,057	202,112	2.9%
Total Crawford TPA Solutions Cases Received	812,686	834,709	(2.6)%

Overall case volumes were 2.6% lower in 2019 compared with 2018. The slight reduction in cases in the U.S. was due to a decrease in Affinity cases, partially offset by an increase in Casualty cases. The decrease in the U.K. was due to a decline in volumes from existing clients and a change in the mix of services provided. The decrease in Canada was due to a reduction in high-frequency, low-complexity cases that were present in the prior year, along with lower carrier volumes as more cases were handled internally by clients. The increase in cases in Europe and Rest of World was due to business growth from both new and existing clients.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Crawford TPA Solutions segment revenues before reimbursements, increased from 58.2% in 2018 to 60.1% in 2019. The U.S. dollar amount of these expenses increased from $235.8 million in 2018 to $236.9 million in 2019. The increase in both the amounts and the percent of revenues in 2019 was due to an increase in employees and the decline in revenues compared to the 2018 period.

There was an average of 3,184 FTEs in this segment in 2019, an increase from an average of 3,144 FTEs in the 2018 period. The increase in employees was due to increased business in Europe and Rest of World, and an increase in business development staff.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased in the Crawford TPA Solutions segment from $132.6 million in 2018 to $129.8 million in 2019, but increased as a percent of revenues before reimbursements from 32.7% in 2018 to 33.0% in the 2019 period. The decrease in amount was due to expense controls implemented in 2019 and the change in exchange rates, but the slight increase as a percent of revenues was due to the lower revenues.

CRAWFORD SPECIALTY SOLUTIONS

Operating Earnings

Crawford Specialty Solutions recorded operating earnings of $49.3 million in 2019, or 18.1% of revenues before reimbursements, compared with operating earnings of $49.6 million in 2018, or 16.3% of revenues before reimbursements. The decrease in operating earnings in the 2019 period was the result of increased compensation expense compared to 2018. Excluding indirect support costs, gross profit decreased from $105.5 million, or 34.6% of revenues before reimbursements in 2018, to $95.4 million, but increased as a percent of revenues before reimbursements in 2019 to 35.1%, due primarily to the absence of the Garden City Group business which contributed $6.2 million gross profit in the 2018 period.

Unless otherwise noted, all amounts presented below for 2018 reflect activity of the Garden City Group service line through June 15, 2018 due to the disposal of that business as of that date.

Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World, and, prior to the disposition of the Garden City Group business line, the legal settlement administration market primarily in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate and excluding activity from the Garden City Group service line, were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2018 and exclusion of Garden City Group from December 31, 2018
Year Ended December 31,	2019	2018	Variance	2019	2018	Variance
U.S.	$117,440	$143,166	(18.0)%	$117,440	$114,339	2.7%
U.K.	51,368	54,060	(5.0)%	54,579	54,060	1.0%
Canada	33,492	34,204	(2.1)%	34,332	33,156	3.5%
Australia	23,065	24,661	(6.5)%	24,832	24,661	0.7%
Europe	20,550	21,722	(5.4)%	21,389	21,722	(1.5)%
Rest of World	26,194	26,770	(2.2)%	26,726	26,770	(0.2)%
Total Crawford Specialty Solutions Revenues before Reimbursements	$272,109	$304,583	(10.7)%	$279,298	$274,708	1.7%

Crawford Specialty Solutions segment revenues before reimbursements decreased 10.7% to $272.1 million in 2019 compared with $304.6 million in 2018. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 2.4%, or $7.2 million for 2019.

The Garden City Group service line, which was disposed in June 2018, represents a $29.9 million reduction, or 9.8% negative variance in Crawford Specialty Solutions revenues in the 2019 period compared to 2018. Excluding the Garden City Group business and the change in foreign exchange rates, Crawford Specialty Solutions segment revenues before reimbursements increased by $4.6 million, or 1.7%, compared with 2018, primarily due to an increase in our Global Technical Services service line.

Overall case volumes were 8.5% lower for 2019 compared with 2018. Changes in product mix and in the rates charged for those services accounted for a 10.2% revenue increase for 2019 compared with 2018.

The decrease in revenues in the U.S. in 2019, compared with 2018, was due to the Garden City Group disposal. On a constant dollar basis, there was a revenue increase in the U.K. in the 2019 period due to higher Global Technical Services revenues compared to the 2018 period. Revenues in Canada increased in 2019 compared with 2018 due to two small acquisitions in Global Technical Services in the 2018 third quarter. There was a revenue increase in Australia due to an increase in weather-related activity in the current year. There was a revenue increase in Europe due to a small acquisition in Belgium in 2019. The decrease in revenues in Rest of World was primarily due to a change in the mix of services provided in Asia.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment can vary materially from period to period depending on the amount and types of projects, primarily in our former Garden City Group service line, and were $9.7 million in 2019, decreasing from $22.5 million in 2018. The decrease in the 2019 period was primarily due to the absence of the Garden City Group service line, which had reimbursements of $10.5 million in the 2018 period.

Case Volume Analysis

Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for 2019 and 2018 were as follows:

Year Ended December 31,	2019	2018	Variance
U.S.	207,237	224,137	(7.5)%
U.K.	13,622	17,723	(23.1)%
Canada	65,544	70,161	(6.6)%
Australia	5,332	6,839	(22.0)%
Europe	8,874	11,005	(19.4)%
Rest of World	20,824	21,564	(3.4)%
Total Crawford Specialty Solutions Cases Received	321,433	351,429	(8.5)%

Overall, there was a 8.5% decrease in cases received in 2019 compared with 2018. The decrease in U.S. case volumes in 2019 was due to a decrease in weather related cases in Contractor Connection. The U.K. case volumes were lower in the 2019 period due to a decrease in property cases. The decrease in Canada was due to a decrease in weather related cases as Contractor Connection received additional cases from the Ontario windstorms in 2018. The decrease in Australia cases was due to a reduction in property cases in the current year. The decrease in cases in Europe was due to a decrease in high-frequency, low-complexity cases in Italy. The decrease in cases in Rest of World was due to a decrease in high-frequency, low-complexity cases in Asia.

Garden City Group services were generally project based and not denominated by individual claims and therefore not included in the 2018 table above.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Specialty Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, increased from 51.5% in 2018 to 52.1% in 2019. This increase was due to an increase in staffing to support client growth. The amount of these expenses decreased from $156.8 million in 2018 to $141.8 million in 2019. The decrease in the dollar amount in 2019 was primarily due to the Garden City Group disposal which had $17.3 million of these expenses in 2018. The increase in expenses as a percent of revenues was due to increased compensation expense and an increase in employees in 2019 due to increased demand for Global Technical Services staff. Average FTEs in this segment totaled 1,481 in 2019, compared to an average of 1,434 FTEs in 2018, which excludes the 157 full-time equivalent employees within the Garden City Group for the comparable 2018 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Specialty Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements to 29.8% in 2019 from 32.3% in 2018, and the dollar amount of these expenses also decreased by $17.2 million. The decrease in amount and as a percent of revenues was due to the Garden City Group disposal, which had $17.4 million of expenses in the 2018 period.

YEAR ENDED DECEMBER 31, 2018 COMPARED WITH YEAR ENDED DECEMBER 31, 2017

CRAWFORD CLAIMS SOLUTIONS SEGMENT

Operating Earnings

Operating earnings for our Crawford Claims Solutions segment decreased from $18.5 million in 2017 to $11.3 million in 2018, representing an operating margin of 3.1% in 2018 compared with 5.1% in 2017. Operating earnings decreased from 2017 to 2018 primarily due to lower revenues in the U.S. and from an increase in centralized administrative support costs as compared to 2017. Excluding centralized indirect support costs, gross profit improved from $76.7 million, or 21.0% of revenues before reimbursements in 2017, to $78.3 million, or 21.7% of revenues before reimbursements in 2018, due primarily to cost reductions in Canada and lower compensation costs in 2018 compared to 2017 related to the hurricane activity in the U.S. in the prior year.

Revenues before Reimbursements

Crawford Claims Solutions revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Crawford Claims Solutions revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2017
Year Ended December 31,	2018	2017	Variance	2018	Variance
U.S.	$150,777	$166,325	(9.3)%	$150,777	(9.3)%
U.K.	64,940	59,297	9.5%	62,736	5.8%
Canada	50,224	46,039	9.1%	50,581	9.9%
Australia	44,666	47,136	(5.2)%	45,348	(3.8)%
Europe	30,971	27,076	14.4%	29,071	7.4%
Rest of World	19,475	19,185	1.5%	19,283	0.5%
Total Crawford Claims Solutions Revenues before Reimbursements	$361,053	$365,058	(1.1)%	$357,796	(2.0)%

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

Case Volume Analysis

Crawford Claims Solutions volumes by underlying case category, as measured by cases received, for 2018 and 2017 were as follows:

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

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. Crawford Claims Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 66.2% for 2018 and 66.8% for 2017. The decrease was primarily due to improved staff utilization in 2018 and the incremental costs to mobilize staff in areas affected by the hurricanes in 2017.

The dollar amount of these expenses decreased from $244.0 million in 2017 to $239.1 million in 2018. There was an average of 3,002 FTEs in 2018 compared with an average of 3,028 FTEs in 2017. The decrease in expenses and FTEs in 2018 was primarily due to the reduction in employees related to the lower revenues in the current period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Claims Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $102.5 million in 2017 to $110.6 million in 2018, and increased as a percent of segment revenues from 28.1% in 2017 to 30.6% in 2018. The increase in both the amount and the expense as a percent of revenues was due to an $8.9 million increase in indirect centralized administrative support costs in the 2018 period, primarily related to investments in technology and expanding sales efforts.

CRAWFORD TPA SOLUTIONS

Operating Earnings

Crawford TPA Solutions operating earnings were $36.9 million in 2018, a decrease of 3.4% from 2017 operating earnings of $38.2 million. The operating margin decreased from 9.8% in 2017 to 9.1% in 2018. The decrease in operating earnings for the 2018 period resulted from increased compensation expense and an increase in indirect centralized administrative support costs compared to the 2017 period. Excluding centralized indirect support costs, gross profit improved from $106.1 million, or 27.2% of revenues before reimbursements in 2017, to $109.2 million, but declined as a percent of revenues before reimbursements in 2018 to 26.9%, as direct costs grew at a higher rate than revenues.

Revenues before Reimbursements

Crawford TPA Solutions revenues are from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada, and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2017
Year Ended December 31,	2018	2017	Variance	2018	Variance
U.S.	$321,744	$310,102	3.8%	$321,744	3.8%
U.K.	12,651	13,165	(3.9)%	12,211	(7.2)%
Canada	36,648	33,386	9.8%	36,937	10.6%
Europe and Rest of World	34,292	33,930	1.1%	32,257	(4.9)%
Total Crawford TPA Solutions Revenues before Reimbursements	$405,335	$390,583	3.8%	$403,149	3.2%

Revenues before reimbursements from our Crawford TPA Solutions totaled $405.3 million in 2018, compared to $390.6 million in 2017. Changes in foreign exchange rates increased our Crawford TPA Solutions segment revenues by $2.2 million, or approximately 0.6%, for 2018 compared with 2017. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $403.1 million in 2018. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, which increased revenues 0.9% in 2018 compared with 2017. Changes in product mix and in the rates charged for those services accounted for a 2.3% revenue increase for 2018 compared with the 2017 period.

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

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment which are included in total Company revenues increased to $10.5 million in 2018 from $9.6 million in 2017. This increase was due to higher segment revenues and increased use of third parties in Europe in the 2018 period.

Case Volume Analysis

Crawford TPA Solutions unit volumes, as measured by cases received, by region for 2018 and 2017 were as follows:

Year Ended December 31,	2018	2017	Variance
U.S.	491,837	498,815	(1.4)%
U.K.	45,678	45,497	0.4%
Canada	95,082	80,637	17.9%
Europe and Rest of World	202,112	202,340	(0.1)%
Total Crawford TPA Solutions Cases Received	834,709	827,289	0.9%

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

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as percent of Crawford TPA Solutions segment revenues before reimbursements, increased from 56.6% in 2017 to 58.2% in 2018. The U.S. dollar amount of these expenses increased from $220.7 million in 2017 to $235.8 million in 2018. The increase in both the amounts and the percent of revenues for each of the periods was due to an increase in employees and an increase in compensation and related benefit rates in 2018.

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

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased in the Crawford TPA Solutions segment from $131.6 million in 2017 to $132.6 million in 2018, but decreased as a percent of revenues before reimbursements from 33.7% in 2017 to 32.7% in the 2018 period. The increase in amount was due to the increased revenues, however the direct costs grew at a lower rate than revenues.

CRAWFORD SPECIALTY SOLUTIONS

Operating Earnings

Crawford Specialty Solutions recorded operating earnings of $49.6 million in 2018, or 16.3% of revenues before reimbursements, compared with operating earnings of $52.4 million in 2017, or 15.0% of revenues before reimbursements, including $1.0 million variance related to the Garden City Group business. The decrease in operating earnings in the 2018 period was the result of increased compensation and centralized indirect administrative support costs, as a percent of revenues, compared to 2017. Excluding indirect support costs, gross profit decreased from $114.9 million, or 32.8% of revenues before reimbursements in 2017, to $105.5 million in 2018, including $14.1 million variance related to the Garden City Group business, but increased as a percent of revenues before reimbursements to 34.6% due to higher direct costs in the Garden City Group service line prior to its disposal.

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

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2017
Year Ended December 31,	2018	2017	Variance	2018	Variance
	(In thousands)
U.S.	$143,166	$177,266	(19.2)%	$143,166	(19.2)%
U.K.	54,060	66,876	(19.2)%	52,506	(21.5)%
Canada	34,204	31,537	8.5%	34,468	9.3%
Australia	24,661	26,484	(6.9)%	25,044	(5.4)%
Europe	21,722	21,171	2.6%	20,146	(4.8)%
Rest of World	26,770	26,857	(0.3)%	26,954	0.4%
Total Crawford Specialty Solutions Revenues before Reimbursements	$304,583	$350,191	(13.0)%	$302,284	(13.7)%

Crawford Specialty Solutions segment revenues before reimbursements decreased 13.0% to $304.6 million in 2018 compared with $350.2 million in 2017. Changes in foreign exchange rates resulted in an increase of our Crawford Specialty Solutions segment revenues by approximately 0.7%, or $2.3 million for 2018, as compared with the 2017 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $302.3 million for 2018.

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

Overall, there was a 5.5% increase in cases received in 2018 compared with 2017. The increase in U.S. case volumes in 2018 was due to an increase in high-frequency, low-complexity cases in Contractor Connection. The U.K. case volumes were higher in the 2018 period due to an increase in property cases. The increase in Canada was due to an increase in weather related cases resulting from the Ontario windstorms in 2018 in Contractor Connection and Global Technical Services. The decrease in Australia cases was due to a reduction in weather related activity in the current year. The increase in cases in Europe was due to an increase in Global Technical Services service line. The increase in cases in Rest of World was due to an increase in high-frequency, low-complexity cases in the Middle East and Asia, partially offset due to a reduction in high-frequency, low-complexity cases in Brazil.

Garden City Group services were generally project based and not denominated by individual claims and therefore not included in the table above.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Specialty Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, increased from 48.7% in 2017 to 51.5% in 2018. The amount of these expenses decreased from $170.5 million in 2017 to $156.8 million in 2018. The decrease in the dollar amount in 2018 was primarily due to the Garden City Group disposal referenced above, which had $24.1 million lower expenses in 2018. Excluding the impact of the change in the operating model in the U.K. contractor repair business discussed above, direct compensation expenses, fringe benefits, and non-employee labor as a percent of Crawford Specialty Solutions segment revenues before reimbursements would have been 49.7% in 2018. The increase in expenses as a percent of revenues was due to lower employee utilization in the Garden City Group service line through the date of disposal. Average FTEs in this segment totaled 1,591 in 2018, compared to an average of 1,821 FTEs in 2017. The decrease in employees was due to the Garden City Group disposal referenced above, which had an average of 468 full-time equivalent employees in 2017 compared to 157 in 2018.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Specialty Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements to 32.3% in 2018 from 36.4% in 2017, and the dollar amount of these expenses also decreased by $29.1 million. Expenses decreased by 2.4% in 2018 due to the change in the operating model in the U.K. contractor repair business discussed above. The remaining decrease in both the amount and the percent of segment revenues was due to the Garden City Group disposal, which had $22.3 million lower expenses in 2018, and a reduction in advertising costs in our Contractor Connection service line during 2018.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, changes in tax law, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $14.1 million, $18.5 million, and $15.0 million for 2019, 2018, and 2017, respectively. Our effective tax rate for financial reporting purposes was 59.7%, 42.0%, and 35.6% for 2019, 2018, and 2017, respectively. The Company's effective income tax rate in 2019 was impacted by goodwill impairment charges, arbitration and claim settlements, and valuation allowances established on certain state net operating loss carryforwards and foreign tax credits. The 2018 effective income tax rate was impacted by a valuation allowance on certain foreign tax credits, the Tax Cuts and Jobs Act in the U.S., and one-time income tax planning activities. The Company's effective income tax rate in 2017 was impacted by the Tax Cuts and Jobs Act in the U.S. and international restructuring activities. Based on our 2020 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2020 to be in the 31% to 33% range before considering any discrete items and assuming no material changes to tax law and policy in the material jurisdictions in which we operate.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Corporate interest expense totaled $11.5 million, $11.4 million, and $9.9 million for 2019, 2018, and 2017, respectively. Corporate interest income totaled $0.7 million, $1.3 million, and $0.8 million in 2019, 2018, and 2017, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Our level of interest expense is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods. The weighted average interest rates under our Credit Facility were 4.0%, 3.7%, and 2.8% for the years ending December 31, 2019, 2018, and 2017, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $1.9 million, $1.7 million and $1.7 million was recognized during 2019, 2018, and 2017, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan and our Omnibus Stock and Incentive Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $11.3 million, $11.2 million, and $11.0 million in 2019, 2018, and 2017, respectively. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

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

Unallocated corporate and shared costs and credits were $6.5 million, $9.3 million, and $13.5 million in 2019, 2018, and 2017, respectively. The decrease in 2019 compared with 2018 was due to lower professional fees of $4.9 million and other administrative costs of $2.3 million, partially offset by an increase of $4.4 million in U.S. defined benefit plan expense. The decrease in costs in 2018 compared with 2017 was due to lower incentive compensation, payroll taxes and benefits, lower self-insured costs and defined benefit pension expenses, partially offset by an increase in unallocated professional fees.

Goodwill Impairment Charges

The Company recognized a non-cash goodwill impairment charge in 2019 totaling $17.5 million related to its Crawford Claims Solutions reporting unit. This charge was partially offset by a $2.2 million reduction in income tax expense and $2.2 million credit in noncontrolling interest expense. There were no goodwill impairment charges in 2018. In 2017, the Company incurred a non-cash goodwill impairment charge of $19.6 million related to its Garden City Group reporting unit. See the "Critical Accounting Policies" in Item 7 and Note 4, "Goodwill and Intangible Assets" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about goodwill impairment charges.

Impairment of Indefinite Lived Intangible Assets

The Company recognized an impairment of $1.1 million in 2018 related to an indefinite-lived trade name due to a combination of achieving less than forecasted revenue compared to previous modeled results and further reduced forecasted revenue associated with the trade name. There were no such charges in 2019 or 2017.

Arbitration and Claim Settlements

The Company recognized arbitration and claim settlement charges in 2019 of $12.6 million related to an arbitration panel awarding three of four former executives of our former Garden City Group business unit additional payments associated with their departure from the Garden City Group on December 31, 2015, and a claim settlement with the fourth former executive. There are no other potential claimants related to this matter. The arbitration and claim settlement is presented in the Consolidated Statements of Operations as a separate charge "Arbitration and claim settlements".

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

Restructuring and Special Charges

There were no restructuring and special charges in 2019 or 2018. Total restructuring and special charges were $12.1 million in 2017. See Note 16, "Restructuring and Special Charges" of our accompanying audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the restructuring and special charges.

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

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The Credit Facility defines LIBOR to encompass accepted alternative reference rates for certain currencies where a LIBOR rate is no longer quoted. The interest margin for LIBOR loans ranges from 1.30% to 2.10% and for Base Rate loans ranges from 0.30% to 1.10%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of Wells Fargo Bank, National Association and (iii) LIBOR for a one month interest period plus 1.0%. The weighted average interest rates under our Credit Facility were 4.0%, 3.7%, and 2.8% for the years ending December 31, 2019, 2018, and 2017, respectively.

At December 31, 2019, a total of $176.9 million of short-term and long-term debt was outstanding, and there was an undrawn amount of $11.6 million under the letters of credit subcommitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subcommitment, the available borrowing capacity under the Credit Facility totaled $265.3 million at December 31, 2019.

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

We have two principal financial covenants in our Credit Facility as amended. The senior secured leverage ratio, defined as the ratio of (i) consolidated total funded debt (excluding unsecured or subordinated debt) minus unrestricted cash to (ii) consolidated EBITDA, must not be greater 3.25 to 1.00 at the end of each fiscal quarter. In addition, the maximum permitted total leverage ratio allowable, which includes any unsecured or subordinated debt, must not be greater than 4.25 to 1.00.

Also under the Credit Facility as amended, the fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses ("EBITDA") minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of finance lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.10 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

Pursuant to an amendment to the Credit Facility dated October 30, 2019, the expenses paid or incurred in connection with the arbitration with the three former executives of our former Garden City Group as discussed above are excluded from the calculation of Consolidated EBITDA for purposes of the financial covenants in the Credit Facility.

At December 31, 2019, the Company was in compliance with the financial covenants under the Credit Facility. Our leverage ratio was 1.53 and 1.48 as of December 31, 2019 and December 31, 2018, respectively, and our fixed charge coverage ratio was 1.46 and 2.50 as of December 31, 2019 and December 31, 2018, respectively. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary documents.

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

The operations of each of our reporting segments expose us to a number of risks, including foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies, as well as the risk of changes in tax rates or tariffs on earnings or services provided outside the U.S. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business negatively impacted our revenues and operating earnings in 2019 and 2017, but a weaker U.S. dollar positively impacted revenues and operating earnings in 2018. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings.

At December 31, 2019, our working capital balance (current assets less current liabilities) was approximately $78.9 million, compared with $95.5 million at December 31, 2018. The decrease in working capital was primarily due to the incremental operating lease liability recorded as part of the implementation of ASC 842. For further discussion of this guidance, refer to Note 1, "Significant Accounting and Reporting Policies" of the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Cash and cash equivalents at the end of 2019 totaled $51.8 million, compared with $53.1 million at the end of 2018.

Cash and cash equivalents as of December 31, 2019 consisted of $16.2 million held in the U.S. and $35.6 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company, such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event occurs, we would analyze the potential tax impact or our anticipated investment needs in that region and provide for taxes for earnings that are not expected to be permanently reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions. We currently believe that funds expected to be generated from our U.S. operations, along with potential borrowing capabilities in the U.S., will be sufficient to fund our U.S. operations and other obligations, including our funding obligations under our U.S. defined benefit pension plan, for the foreseeable future and, therefore, except in limited circumstances such as those described above, do not foresee a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations.

However, if at a future date or time these funds are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition. No additional income or withholding taxes have been provided for any undistributed foreign earnings, other than those related to 2017 U.S. Tax Reform, nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We have estimated that we have book over tax basis differences of approximately $61.0 million. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $22.8 million in 2019, from $52.4 million in 2018 to $75.2 million in 2019. This increase was primarily due to a decrease in discretionary U.S. and U.K pension contributions in 2019 compared to 2018, better accounts receivable management and lower working capital requirements, including the positive cash flow impact of the Garden City Group disposal in June 2018. Interest payments on our debt were $10.5 million in 2019, and tax payments, net of refunds, were $17.0 million in 2019.

Cash provided by operating activities increased by $11.6 million in 2018, from $40.8 million in 2017 to $52.4 million in 2018. This increase was primarily due to a decrease in accounts receivables and lower working capital requirements, partially offset by an increase in unbilled receivables and $10.0 million in one-time incremental pension contributions in the U.S. Interest payments on our debt were $10.4 million in 2018, and tax payments, net of refunds, were $8.2 million in 2018.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, increased by $29.8 million in 2019, from $6.4 million provided by investing activities in 2018 to a use of $23.4 million in 2019. The 2018 activity included proceeds from the Garden City Group disposal of $42.6 million. This transaction is discussed in Note 3, "Acquisitions and Disposition of Business Line" included in Item 8 of this Annual Report on Form 10-K. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $21.1 million in 2019 compared with $30.0 million in 2018. We forecast that our property and equipment additions in 2020, including capitalized software, will approximate $33 million.

Cash provided by investing activities increased by $88.3 million in 2018, from a use of $81.9 million in 2017 to $6.4 million provided in 2018. This increase was primarily due to proceeds from the Garden City Group disposal in 2018 and $36.0 million cash paid for the acquisition of WeGoLook, LLC in 2017. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $30.0 million in 2018 compared with $44.9 million in 2017. The higher amount in 2017 also included costs incurred for the consolidation and relocation of our Atlanta Support Center and other investments in technology, including Garden City Group expenditures.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $53.4 million in 2019, compared with $58.7 million used in financing activities in 2018. In 2019, we borrowed $66.2 million in short-term borrowings for working capital needs and we repaid a total of $80.9 million. The decrease in borrowings in the 2019 period was primarily due to proceeds from the Garden City Group disposition which were used to reduce borrowings in 2018. We used cash to pay cash dividends totaling $13.2 million. Also in 2019, we repurchased 1,103,398 shares of CRD-A and 1,736,011 shares of CRD-B stock totaling $26.2 million, and we received shares of CRD-A stock that were surrendered by employees to settle $0.8 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash used in financing activities was $58.7 million in 2018. In 2018, we borrowed $101.4 million in short-term borrowings for working capital needs and we repaid a total of $135.4 million in short-term borrowings and $0.5 million in debt and capital lease obligations. The decrease in borrowings in the 2018 period was primarily due to proceeds from the Garden City Group disposition which were used to reduce debt. The increase in borrowings in the 2017 period was primarily due to borrowings to fund the WeGoLook, LLC acquisition and increased working capital requirements. We used cash to pay cash dividends totaling $13.5 million. Also in 2018, we repurchased 1,144,410 shares of CRD-A and 94,378 shares of CRD-B stock totaling $10.4 million, and we received shares of CRD-A stock that were surrendered by employees to settle $1.1 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $36.6 million and $36.1 million in 2019 and 2018, respectively. Our average month-end short-term debt obligations were $30.8 million and $25.9 million in 2019 and 2018, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $28.5 million and $23.2 million at December 31, 2019 and 2018, respectively. The balance in short-term borrowings at December 31, 2019 represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2020. Our compliance with the senior secured leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2020 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Contractual Obligations

As of December 31, 2019, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease commitments (Note 6)	$35,595	$47,802	$21,859	$33,043	$138,299
Long-term debt, including current portions (Note 5) (1)	28,531	148,346	—	—	176,877
Finance lease obligations (Note 5) (1)	15	35	27	—	77
Total, before interest payments	64,141	196,183	21,886	33,043	315,253
Estimated interest payments under Credit Facility	11,091	21,020	—	—	32,111
Total contractual obligations	$75,232	$217,203	$21,886	$33,043	$347,364
(1) Assumes principal amounts are repaid at maturity and not refinanced.

Approximately $8.5 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements. See Note 6, "Lease Commitments" to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. The Credit Facility defines LIBOR to encompass accepted alternative reference rates for certain currencies where a LIBOR rate is no longer quoted. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2019, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2019, we had approximately $5.3 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We expect $1.2 million of reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

Gross deferred income tax liabilities as of December 31, 2019 were approximately $60.4 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "other international plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan and other international plans totaled $65.9 million and $74.3 million at the end of 2019 and 2018, respectively. The 2019 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from actuarial gains in the year. We made no contributions in 2019 to our U.S. Qualified Plan and $0.7 million to our U.K. Plans. In 2018, we made contributions of $19.0 million and $5.0 million to our U.S. Qualified Plan and U.K. Plans, respectively. The U.K. Plans were in a funded status totaling $35.0 million and $32.7 million at the end of 2019 and 2018, respectively, with the fair value of plan assets exceeding the projected benefit obligation. There was a $2.3 million decrease during 2019 in the net prepaid pension balances of the U.K. defined benefit plans.

Our frozen U.S. Qualified Plan was underfunded by $63.5 million at December 31, 2019 based on an accumulated benefit obligation of $440.5 million. Crawford expects to make discretionary contributions of $9.0 million per annum to the U.S. Qualified Plan for the next five years to improve the funded status of the plan and minimize future required contributions. We estimate that we will make the following annual minimum contributions over the next five years to our frozen U.S. Qualified Plan.

Year Ending December 31,	Estimated U.S. Pension Funding
(In thousands)
2020	$9,000
2021	9,000
2022	9,000
2023	9,000
2024	9,000

Funding requirements are no longer as sensitive to changes in the discount rate used to determine the present value of projected benefits payable under the U.S. Qualified plan. Volatility in the capital markets, mortality changes and future legislation may have a negative impact on our pension plans, which may further increase the underfunded portion and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2019, the issued, but undrawn, letters of credit totaled approximately $11.6 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$11,636	$—	$—	$—	$11,636

Off-Balance Sheet Arrangements

At December 31, 2019, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheets.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2019.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our Consolidated Balance Sheet as of December 31, 2019, compared with our Consolidated Balance Sheet as of December 31, 2018, were as follows:

•
Accounts receivable decreased by $2.9 million, or $5.9 million excluding foreign currency exchange impacts, in 2019 compared with 2018. The decrease was primarily due to decreased receivables within Crawford Claims Solutions.

•
Unbilled revenues decreased $5.3 million, excluding foreign currency exchange impacts. The decrease was primarily due to improved management of receivables in Crawford Claims Solutions and Crawford TPA Solutions.

•
Accounts Payable and Accrued Liabilities decreased $6.9 million, excluding foreign currency exchange impacts. The decrease was due to higher payments for accrued compensation, incentive compensation and accounts payable in 2019.

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

As of December 31, 2019, deferred revenues related to lifetime claim handling arrangements approximated $39.4 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.3% to an increase of 2.2%, and has averaged a decrease of 0.2%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $1.4 million for the year ended December 31, 2019, $1.3 million for the year ended December 31, 2018, and $1.4 million for the year ended December 31, 2017. If our average claim closing rates for lifetime claims increased by 1.0%, we would have recognized additional revenues of approximately $1.3 million for each of the years ended December 31, 2019, 2018, and 2017.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenues. These allowances are established by using historical write-off or adjustment information intended to determine future loss expectations and by considering the current credit worthiness of our clients, any known specific collection problems, and our assessment of current industry conditions. Actual experience may differ significantly from historical or expected loss results. Each quarter, we evaluate the adequacy of the assumptions used in determining these allowances and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Historically, our estimates have been materially accurate.`

As of December 31, 2019 and 2018, our allowance for doubtful accounts totaled $9.3 million and $9.6 million, or approximately 6.8% and 6.8% of gross billed receivables at December 31, 2019 and 2018, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for doubtful accounts changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.4 million, $1.4 million, and $1.9 million in 2019, 2018, and 2017, respectively.

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

The Company currently has four reporting units for goodwill impairment purposes. These reporting units are the Crawford Claims Solutions and Crawford TPA Solutions operating segments and the Global Technical Services and Contractor Connection service lines.

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

During 2019, the Company performed the goodwill impairment testing on all reporting units. The Company recognized a non-cash goodwill impairment charge in 2019 totaling $17.5 million related to the valuation of our Crawford Claims Solutions segment, due to lower forecasts in that reporting unit. The estimated fair value of the Company's Crawford TPA Solutions, Global Technical Services and Contractor Connection reporting units exceed their carrying value by a significant margin. The Company intends to continue to monitor the performance of its reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units in 2019 range between 13.0% and 14.5%, reflecting our assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

The indefinite-lived intangible assets consisting of the Crawford TPA Solutions and SLS trade names, with carrying values of $29.1 million and $1.7 million, respectively, are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. SLS operates in the Crawford Claim Solutions segment within the U.K. Based on our 2019 analysis, we do not believe these trade names are impaired. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

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

The principal assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2019, the discount rate used to compute the benefit obligations of the U.S. and U.K. defined benefit pension plans were 3.15% and 1.93%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2020 net periodic pension cost are estimated to be 5.50% and 2.54% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2019, we revised the mortality assumptions for the U.S. plans to incorporate the new mortality tables issued by the Society of Actuaries, adjusted to reflect Company-specific experience and future expectations. This resulted in a $3.6 million decrease in the projected benefit obligation for the U.S. plans.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2019, we recorded an increase to equity through other comprehensive income ("OCI") of $1.0 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial gains during 2019. At December 31, 2018, we recorded a decrease to equity through OCI of $18.0 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2018. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $268.4 million through December 31, 2019, compared with $280.9 million through December 31, 2018. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2020 includes $10.4 million of amortization of these actuarial losses versus $10.8 million in 2019, $10.7 million in 2018 and $11.2 million in 2017.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.5%, representing either an increase or decrease in expected returns, the impact to 2019 consolidated pretax income would have been approximately $3.0 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, the impact to 2019 consolidated pretax income would have been approximately $0.1 million. Net periodic pension expense is also sensitive to mortality assumptions. If the life expectancy of pension plan participants in our U.S. Qualified Plan was to increase or decrease by one year compared to current assumptions, our pension obligations would have changed by $15.1 million and our annual pension cost would have changed by $0.7 million, respectively.

We estimate the service and interest components of net periodic benefit cost for U.S. and international pension and other postretirement benefits. This approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine interest costs were 2.72% for the Company’s U.S. plans and 1.71% for the U.K. plans.

Income Taxes

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2019, 2018, and 2017 was 59.7%, 42.0%, and 35.6%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $236,000, $441,000, and $635,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Our effective tax rate for financial reporting purposes is expected to range between 31% and 33% in 2020 before considering any discrete items and assuming no changes in tax law or policy in the material jurisdictions in which we operate.

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

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $28.1 million valuation allowance on certain net operating loss and tax credit carryforwards in our international and domestic operations. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to the Company. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

Our tax credit carryforwards primarily consist of $11.3 million of foreign tax credit ("FTC") carryforwards, which materially expire in 2020. Companies that cannot credit all the foreign taxes paid or deemed paid in a particular tax year because their foreign taxes exceed their FTC limitation are allowed to carry their excess taxes back to the preceding tax year and then forward to the ten succeeding years. Utilization of our FTCs is dependent upon sufficient U.S. regular taxable income and foreign source income in the relevant foreign tax credit basket which is impacted by the interaction of overall domestic and overall foreign loss rules. Based on our projections of income through 2020, including the estimated impact of the Tax Cuts and Jobs Act in the U.S., we expect to fully utilize all but $7.3 million of the FTC carryforwards before expiration after consideration of the Tax Act and the four sources of taxable income. Accordingly, in the period ended December 31, 2019 we established an additional valuation allowance against $0.3 million of the FTCs.

The NOL carryforwards for which a valuation allowance is not recorded primarily consists of $10.8 million of U.K. NOL carryforwards and $3.9 million of state NOL carryforwards generated by our domestic companies. In the U.K., NOL carryforwards have an unlimited life. Based on our evaluation of sources of taxable income, we expect to fully utilize the U.K. NOL carryforwards. Accordingly, we concluded that it was more likely than not that we should be able to utilize our U.K. NOL carryforwards.

In order to fully utilize these state NOL carryforwards, our domestic operations must generate taxable income prior to the expiration of the carryforwards. After consideration of the four sources of taxable income, we concluded that it was more likely than not that the Company should be able to utilize its state NOL carryforwards in the majority of jurisdictions before expiration. With that said, there were certain filing groups and jurisdictions that the Company does not expect to fully utilize its state NOL carryforwards before expiration. For those jurisdictions, we concluded that it was not more likely than not that the Company should be able to utilize its state NOL carryforwards and a valuation allowance was recorded. As of December 31, 2019 and 2018, the valuation allowance against state NOL carryforwards was $2.2 million and $1.1 million, respectively.

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

As of December 31, 2019 and 2018, our estimated liabilities for self-insured risks totaled $26.8 million and $29.1 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 1.64% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2019. If the average discount rate was reduced by 1.0% or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2019 would have been impacted by approximately $590,000, resulting in an equivalent increase or decrease to 2019 consolidated pretax income.

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

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in each of our operating segments were 43.4%, 42.5%, and 40.5% of consolidated revenues before reimbursements for 2019, 2018, and 2017, respectively. We do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries. The following table illustrates revenue as a percentage of total revenue for the major currencies of the geographic areas in which Crawford does business:

Year Ended December 31,		2019		2018
(in thousands, except percentages)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$569,205	56.6%	$615,687	57.5%
U.K.	GBP	126,337	12.6%	131,651	12.3%
Canada	CAD	114,438	11.4%	121,076	11.3%
Australia	AUD	70,569	7.0%	70,830	6.6%
Europe	EUR	54,136	5.4%	56,048	5.2%
Rest of World		71,117	7.1%	75,679	7.1%
Total Revenues, before reimbursements		$1,005,802		$1,070,971

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2019 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2019 by approximately $2.7 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate (as defined), at our option. The Credit Facility defines LIBOR to encompass accepted alternative reference rates for certain currencies where a LIBOR rate is no longer quoted. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2019 and December 31, 2018, if market interest rates had increased or decreased an average of 100 basis points our pretax interest expense would have changed by $1.8 million and $1.9 million in 2019 and 2018, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $20.9 million at December 31, 2019. The impact of this change to 2019 consolidated pretax income would have been approximately $0.1 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

Year Ended December 31,	2019	2018	2017

Revenues from Services:
Revenues before reimbursements	$1,005,802	$1,070,971	$1,105,832
Reimbursements	41,825	52,008	57,877
Total Revenues	1,047,627	1,122,979	1,163,709
Costs and Expenses:
Costs of services provided, before reimbursements	710,948	755,997	784,290
Reimbursements	41,825	52,008	57,877
Total costs of services	752,773	808,005	842,167
Selling, general, and administrative expenses	227,170	242,421	239,840
Corporate interest expense, net of interest income of $745, $1,290, and $847, respectively	10,774	10,109	9,062
Goodwill and intangible asset impairment charges	17,484	1,056	19,598
Arbitration and claim settlements	12,552	—	—
Restructuring and special charges	—	—	12,084
Loss on disposition of business line	—	20,270	—
Total Costs and Expenses	1,020,753	1,081,861	1,122,751
Other (Loss) Income	(3,237)	3,013	1,304
Income Before Income Taxes	23,637	44,131	42,262
Provision for Income Taxes	14,111	18,542	15,039
Net Income	9,526	25,589	27,223
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	2,959	389	442
Net Income Attributable to Shareholders of Crawford & Company	$12,485	$25,978	$27,665

Earnings Per Share - Basic:
Class A Common Stock	$0.27	$0.51	$0.53
Class B Common Stock	$0.19	$0.43	$0.45

Earnings Per Share - Diluted:
Class A Common Stock	$0.26	$0.50	$0.52
Class B Common Stock	$0.19	$0.42	$0.45

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,637	30,805	31,322
Class B Common Stock	22,975	24,449	24,606

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,090	31,434	32,158
Class B Common Stock	22,975	24,449	24,606

Cash Dividends Per Share:
Class A Common Stock	$0.28	$0.28	$0.28
Class B Common Stock	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

Year Ended December 31,	2019	2018	2017

Net Income	$9,526	$25,589	$27,223

Other Comprehensive Income (Loss):
Net foreign currency translation (loss) gain, net of tax benefit of $0, $0 and $0, respectively	(180)	(10,830)	6,323
Amounts reclassified into net income for defined benefit pension plans, net of tax provision of $2,682, $2,686 and $3,432, respectively	8,002	8,076	7,501
Net unrealized gain (loss) on defined benefit plans arising during the year, net of tax (provision) benefit of ($649), $5,333, and $236, respectively	1,036	(18,014)	666

Other Comprehensive Income (Loss)	8,858	(20,768)	14,490

Comprehensive Income	18,384	4,821	41,713

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	3,641	1,187	1,248

Comprehensive Income Attributable to Shareholders of Crawford & Company	$22,025	$6,008	$42,961

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2019	2018

ASSETS
Current Assets:
Cash and cash equivalents	$51,802	$53,119
Accounts receivable, less allowance for doubtful accounts of $9,348 and $9,625, respectively	128,217	131,117
Unbilled revenues, at estimated billable amounts	103,894	108,291
Income taxes receivable	7,820	4,084
Prepaid expenses and other current assets	23,476	24,237
Total Current Assets	315,209	320,848
Net Property and Equipment	31,425	34,303
Other Assets:
Operating lease right-of-use asset, net	102,354	—
Goodwill	80,642	96,890
Intangible assets arising from business acquisitions, net	75,083	85,023
Capitalized software costs, net	66,445	72,210
Deferred income tax assets	17,971	22,146
Other noncurrent assets	70,884	70,022
Total Other Assets	413,379	346,291
TOTAL ASSETS	$760,013	$701,442

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

December 31,	2019	2018

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$28,531	$23,195
Accounts payable	34,377	37,834
Accrued compensation and related costs	68,499	66,530
Self-insured risks	11,311	15,246
Income taxes payable	3,030	3,145
Deferred rent	—	15,919
Operating lease liability	30,765	—
Other accrued liabilities	31,449	32,391
Deferred revenues	28,288	30,961
Current installments of finance leases	15	89
Total Current Liabilities	236,265	225,310
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	148,408	167,126
Deferred revenues	24,080	21,713
Accrued pension liabilities	65,909	74,323
Operating lease liability	87,064	—
Other noncurrent liabilities	33,410	32,024
Total Noncurrent Liabilities	358,871	295,186
Redeemable Noncontrolling Interests	2,310	5,500
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 30,610 and 30,927 shares issued and outstanding, respectively	30,610	30,927
Class B common stock, $1.00 par value, 50,000 shares authorized; 22,671 and 24,408 shares issued and outstanding, respectively	22,671	24,408
Additional paid-in capital	63,392	58,793
Retained earnings	249,551	273,607
Accumulated other comprehensive loss	(206,907)	(216,447)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	159,317	171,288
Noncontrolling interests	3,250	4,158
Total Shareholders' Investment	162,567	175,446
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$760,013	$701,442

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2019	2018	2017

Cash Flows from Operating Activities:
Net income	$9,526	$25,589	$27,223
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	40,513	44,079	41,658
Goodwill and intangible asset impairment charges	17,484	1,056	19,598
Deferred income taxes	3,040	7,947	(2,358)
Loss on disposition of business line	—	20,270	—
Stock-based compensation costs	4,109	6,196	6,661
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	5,922	7,844	(14,844)
Unbilled revenues, net	5,302	(18,588)	(2,644)
Accrued or prepaid income taxes	(5,985)	2,270	(508)
Accounts payable and accrued liabilities	(6,946)	(8,952)	(14,678)
Deferred revenues	(281)	(4,969)	(3,482)
Accrued retirement costs	3,387	(25,896)	(15,364)
Prepaid expenses and other operating activities	(855)	(4,427)	(505)
Net cash provided by operating activities	75,216	52,419	40,757
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(8,688)	(14,052)	(19,044)
Capitalization of computer software costs	(12,436)	(15,968)	(25,867)
Cash proceeds from disposition of business line	—	39,187	—
Payments for business acquisitions, net of cash acquired	(2,296)	(2,500)	(36,029)
Other investing activities	—	(218)	(926)
Net cash (used in) provided by investing activities	(23,420)	6,449	(81,866)
Cash Flows from Financing Activities:
Cash dividends paid	(13,171)	(13,528)	(13,700)
Payments related to shares received for withholding taxes under stock-based compensation plans	(827)	(1,110)	(1,933)
Proceeds from shares purchased under employee stock-based compensation plans	2,104	1,387	1,154
Repurchases of common stock	(26,210)	(10,409)	(7,422)
Increases in short-term and revolving credit facility borrowings	66,197	101,428	94,407
Payments on short-term and revolving credit facility borrowings	(80,948)	(135,433)	(58,490)
Payments on finance lease obligations	(93)	(477)	(1,233)
Capitalized loan costs	—	(23)	(1,926)
Dividends paid to noncontrolling interests	(458)	(574)	(514)
Net cash (used in) provided by financing activities	(53,406)	(58,739)	10,343
Effects of exchange rate changes on cash and cash equivalents	293	(1,021)	3,208
Decrease in Cash and Cash Equivalents	(1,317)	(892)	(27,558)
Cash and Cash Equivalents at Beginning of Year	53,119	54,011	81,569
Cash and Cash Equivalents at End of Year	$51,802	$53,119	$54,011
 The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Shareholders' Investment Attributable to		Total Shareholders' Investment
	Class A Non-Voting	Class B Voting		Retained Earnings		Shareholders of Crawford & Company	Noncontrolling Interests

Balance at December 31, 2016	$31,296	$24,690	$48,108	$261,562	$(211,773)	$153,883	$5,381	$159,264
Net income (1)	—	—	—	27,665	—	27,665	526	28,191
Other comprehensive income (loss)	—	—	—	—	15,296	15,296	(806)	14,490
Cash dividends paid (Class A - $0.28 per share, Class B - $0.20 per share)	—	—	—	(13,700)	—	(13,700)	—	(13,700)
Stock-based compensation	—	—	6,661	—	—	6,661	—	6,661
Repurchases of common stock	(701)	(188)	—	(6,533)	—	(7,422)	—	(7,422)
Shares issued in connection with stock-based compensation plans, net	844	—	(1,623)	692	—	(87)	—	(87)
Increase in value of noncontrolling interest due to acquisition	—	—	24	—	—	24	57	81
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(514)	(514)
Balance at December 31, 2017	31,439	24,502	53,170	269,686	(196,477)	182,320	4,644	186,964
Net income (1)	—	—	—	25,978	—	25,978	886	26,864
Other comprehensive income	—	—	—	—	(19,970)	(19,970)	(798)	(20,768)
Cash dividends paid (Class A - $0.28 per share, Class B - $0.20 per share)	—	—	—	(13,528)	—	(13,528)	—	(13,528)
Stock-based compensation	—	—	6,196	—	—	6,196	—	6,196
Repurchases of common stock	(1,144)	(94)	—	(9,171)	—	(10,409)	—	(10,409)
Shares issued in connection with stock-based compensation plans, net	632	—	(355)	642	—	919	—	919
Decrease in value of noncontrolling interest due to acquisition	—	—	(218)	—	—	(218)	—	(218)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(574)	(574)
Balance at December 31, 2018	30,927	24,408	58,793	273,607	(216,447)	171,288	4,158	175,446
Net income (1)	—	—	—	12,485	—	12,485	232	12,717
Other comprehensive loss	—	—	—	—	9,540	9,540	(682)	8,858
Cash dividends paid (Class A - $0.28 per share, Class B - $0.20 per share)	—	—	—	(13,171)	—	(13,171)	—	(13,171)
Stock-based compensation	—	—	4,109	—	—	4,109	—	4,109
Repurchases of common stock	(1,103)	(1,737)	—	(23,370)	—	(26,210)	—	(26,210)
Shares issued in connection with stock-based compensation plans, net	786	—	490	—	—	1,276	—	1,276
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(458)	(458)
Balance at December 31, 2019	$30,610	$22,671	$63,392	$249,551	$(206,907)	$159,317	$3,250	$162,567

The accompanying notes are an integral part of these consolidated financial statements.

(1) The total net income presented in the consolidated statement of shareholders' investment for the years ended December 31, 2017, December 31, 2018 and December 31, 2019 excludes $968, $1,275 and $3,191 respectively, in net loss attributable to the redeemable noncontrolling interests.

Notes to Consolidated Financial Statements

1.	Significant Accounting and Reporting Policies

Nature of Operations

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporates with an expansive global network serving clients in more than 70 countries. Shares of the Company's two classes of common stock are traded on the New York Stock Exchange ("NYSE") under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. The Company's website is www.crawco.com. The information contained on, or hyperlinked from, the Company's website is not a part of, and is not incorporated by reference into, this report.

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2019, 2018, and 2017 consolidated financial statements include the financial position of such operations as of October 31, 2019 and 2018, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2019, 2018, and 2017, respectively.

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

The Company consolidates the results of Lloyd Warwick International Limited ("LWI"), of which it owns 51% of the capital stock. LWI is a VIE primarily because it does not meet the business scope exception, as Crawford provides more than half of the financial support, and because LWI lacks sufficient equity at risk to permit LWI to carry on its activities without additional financial support. Crawford has agreed to provide financial support to LWI of approximately $10,000,000. Crawford is considered to be the primary beneficiary of LWI because of its controlling ownership interest and because Crawford has the obligation to absorb LWI's losses through the additional financial support that Crawford may be obligated to provide. Creditors of LWI have no recourse to Crawford's general credit. Total assets and liabilities of LWI as of December 31, 2019 were $14,686,000 and $9,176,000, respectively. Total assets and liabilities of LWI as of December 31, 2018 were $12,232,000 and $10,423,000, respectively. Included in LWI's total liabilities at December 31, 2019 and 2018 were loans from Crawford of $4,284,000 and $6,934,000, respectively.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2019 and 2018, the liabilities of this deferred compensation plan were $8,428,000 and $8,914,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,527,000 and $16,402,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

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

The Company's Crawford Claims Solutions segment generates revenue for claims management services provided to insurance companies and self-insured entities related to property, casualty and catastrophe losses caused by physical damage to commercial and residential real property and personal property. The Company's Crawford TPA Solutions segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines. The Company's Crawford Specialty Solutions segment principally generates revenues through its Global Technical Services and Contractor Connection service lines as well as its former Garden City Group service line prior to its June 15, 2018 disposition. The Global Technical Services service line generates revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts. The Contractor Connection service line generates revenue through its independently managed contractor network, with approximately 6,000 credentialed residential and commercial contractors. Prior to its disposition, the Garden City Group service line generated revenues by performing legal settlement administration services on behalf of law firms, corporations, government agencies, and courts. See Note 2, “Revenue Recognition” for further discussion on the Company’s revenue recognition policies.

Intersegment sales are recorded at cost and are not material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2019, cash and cash equivalents included time deposits of approximately $931,000 that were in financial institutions outside the U.S.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting primarily from the inability of clients to make required payments. Such losses are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off or adjustment information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries. A summary of the activities in the allowance for doubtful accounts for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
	(In thousands)
Allowance for doubtful accounts, January 1	$9,625	$12,588	$14,499
Add/ (Deduct):
Provision for bad debt expense	1,588	2,709	1,554
Write-offs, net of recoveries	(81)	(3,695)	(4,045)
Currency translation and other changes	(1,784)	(365)	580
Adjustments for business dispositions	—	(1,612)	—
Allowance for doubtful accounts, December 31	$9,348	$9,625	$12,588

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

The Company currently has four reporting units for goodwill impairment purposes. These reporting units are the Crawford Claims Solutions and Crawford TPA Solutions operating segments and the Global Technical Services and Contractor Connection service lines.

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

During 2019, the Company performed the goodwill impairment testing on all reporting units. The Company recognized a non-cash goodwill impairment charge in 2019 totaling $17,484,000 related to the valuation of our Crawford Claims Solutions segment, due to lower forecasts in that reporting unit. The estimated fair value of the Company's Crawford TPA Solutions, Global Technical Services and Contractor Connection reporting units exceed their carrying value by a significant margin. The Company intends to continue to monitor the performance of its reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units in 2019 range between 13.0% and 14.5%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

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

For impairment testing of indefinite-lived intangible assets, the carrying value is compared with the estimated fair value, which is estimated based on the present value of the after-tax cash flows attributable solely to the asset. If carrying value exceeds the estimated fair value, an impairment is recognized based on the excess. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. The Company determined the discount rate based on its performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company depreciates the cost of property and equipment, including assets recorded under finance leases, over the shorter of the remaining lease term or the estimated useful lives of the related assets, primarily using the straight-line method. The estimated useful lives for property and equipment classifications are as follows:

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Buildings and improvements	7-40 years

Property and equipment, including assets under finance leases, consisted of the following at December 31, 2019 and 2018:

December 31,	2019	2018
	(In thousands)
Land	$331	$316
Buildings and improvements	28,840	28,957
Furniture and fixtures	29,898	33,401
Data processing equipment	57,574	53,790
Automobiles	236	227
Total property and equipment	116,879	116,691
Less accumulated depreciation	(85,454)	(82,388)
Net property and equipment	$31,425	$34,303

Additions to property and equipment under finance leases, which are excluded from acquisitions of property and equipment in the Company's Statements of Cash Flows, totaled $760,000 for 2017. There were no such additions during 2019 or 2018.

Depreciation on property and equipment, including property under finance leases and amortization of leasehold improvements, was $11,363,000, $12,862,000, and $12,557,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Capitalized Software

Capitalized software costs reflect costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software development, purchases and related services. These capitalized software costs are typically amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $17,873,000, $20,066,000, and $18,118,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers' compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S. Provisions for claims under the self-insured programs are made based on the Company's estimates of the aggregate liabilities for claims incurred, including estimated legal fees, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The estimated liabilities for claims incurred under the Company's self-insured workers' compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2019 and 2018, accrued liabilities for self-insured risks totaled $26,838,000 and $29,078,000, respectively, including current liabilities of $11,311,000 and $15,246,000, respectively. The noncurrent liabilities are included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets.

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

In 2017, the Company estimated the impact of the Tax Cuts and Jobs Act (the "Tax Act") incorporating assumptions made based upon its current interpretation of the Tax Act and included them in its consolidated financial statements for the year ended December 31, 2017. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized provisional tax impacts related to Transition Tax and revaluation of domestic deferred tax balances, and included those amounts in its consolidated financial statements for the year ended December 31, 2017. In the period ended December 31, 2018, the Company completed its accounting for the Tax Act in accordance with SAB 118. As a result, the Company recorded additional income tax expense of $3.6 million. This expense consisted of substantially all of the $7.0 million valuation allowance established against foreign tax credits and $0.1 million for the revaluation of deferred taxes, net of $3.5 million of Transition Tax release of uncertain tax positions and adjustments. The Company completed the accounting for the Tax Act within the one year measurement period, as allowed under SAB 118.

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

Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. At December 31, 2018, the Company elected to account for GILTI in the year the tax is incurred.
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

Foreign Currency

Foreign currency transactions for the years ended December 31, 2019 and 2017 resulted in net losses of $243,000 and $685,000, respectively. Foreign currency transactions for the year ended December 31, 2018 resulted in a net gain of $73,000.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $2,394,000, $3,572,000, and $7,091,000, respectively, for the years ended December 31, 2019, 2018, and 2017. The decrease from 2017 was due to costs associated with a branding campaign in that year for the Contractor Connection service line within the Company's Crawford Specialty Solutions segment.

Adoption of New Accounting Standards
Financial Accounting for Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Financial Accounting for Leases" together with its subsequent related amendments in 2018 and 2019, collectively referred to as Topic 842. Under Topic 842, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months. Topic 842 also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company adopted Topic 842 as of January 1, 2019 ("transition date") using the modified retrospective approach and as a result did not adjust the comparative period financial information or make the Topic 842 required lease disclosures for periods before the transition date. The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, lease term and initial direct costs as well as the practical expedient to choose not to separate nonlease components from lease components and instead account for each as a single lease component for all classes of its assets. As a result of adopting Topic 842, the Company recognized operating lease right-of-use assets of $107.3 million and current and noncurrent operating lease liabilities of $33.0 million and $89.3 million, respectively, and reversed deferred rents of $15.0 million as of the transition date. The adoption of Topic 842 resulted in no material impact to the Company's results of operations or cash flows and did not impact the Company's compliance with the financial covenants under its credit facility. See Note 6, "Lease Commitments" for further discussion on the Company's leases.
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

Pending Adoption of Recently Issued Accounting Standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" together with its subsequent related amendments in 2018 and 2019, collectively referred to as Topic 326. Topic 326 replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value, including trade receivables, with gains and losses recognized through income. The expected credit loss methodology incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these assets. Topic 326 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company plans to adopt Topic 326 on January 1, 2020 using a modified retrospective approach. The Company's analysis and evaluation of the new standard and its potential impact on our consolidated financial statements will continue through its effective date in the first quarter of 2020.

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
Compensation-Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)." This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This update removes certain disclosure requirements including, but not limited to, the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. This update requires the disclosure of the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This update also clarifies requirements for entities that provide aggregate disclosures for two or more plans. The update is effective for annual periods beginning after December 15, 2020, and interim periods thereafter. Early adoption is permitted. The Company plans to adopt this ASU in 2020 to conform with the new disclosure requirements for Retirement Plans.
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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for foreign equity investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented. Early adoption is permitted. The Company is currently assessing the impact of the adoption of the new guidance.

2.	Revenue Recognition

Revenue Recognition

As of January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the year ended December 31, 2019 and December 31, 2018 reflect the application of ASC 606.

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

The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the years ended December 31, 2019 and 2018. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

	(In thousands)
Year Ended December 31,	2019	2018
U.S.	$136,524	$150,777
U.K.	63,715	64,940
Canada	47,712	50,224
Australia	45,417	44,666
Europe	28,915	30,971
Rest of World	17,554	19,475
Total Crawford Claims Solutions Revenues before Reimbursements	$339,837	$361,053

The Company's Crawford TPA Solutions segment (formerly referred to as "Global TPA Solutions: Broadspire") is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

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

The following table presents Crawford TPA Solutions revenues before reimbursements disaggregated by service line and geography for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019			Year Ended December 31, 2018
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$144,985	$170,256	$315,241	$150,379	$171,365	$321,744
U.K.	11,254	—	11,254	12,651	—	12,651
Canada	33,234	—	33,234	36,648	—	36,648
Europe and Rest of World	34,127	—	34,127	34,292	—	34,292
Total Crawford TPA Solutions Revenues before Reimbursements	$223,600	$170,256	$393,856	$233,970	$171,365	$405,335

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

The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019			Year Ended December 31, 2018
(in thousands)	Global Technical Services	Contractor Connection	Total	Global Technical Services	Contractor Connection	Garden City Group	Total
U.S.	$40,526	$76,914	$117,440	$40,452	$73,887	$28,827	$143,166
U.K.	45,803	5,565	51,368	45,927	8,133	—	54,060
Canada	25,981	7,511	33,492	25,065	8,091	1,048	34,204
Australia	22,273	792	23,065	23,491	1,170	—	24,661
Europe	20,540	10	20,550	21,718	4	—	21,722
Rest of World	26,194	—	26,194	26,770	—	—	26,770
Total Crawford Specialty Solutions Revenues before Reimbursements	$181,317	$90,792	$272,109	$183,423	$91,285	$29,875	$304,583

In the normal course of business, the Company incurs certain out-of-pocket expenses that are thereafter reimbursed by its customers. The Company controls the promised good or service before it is transferred to its customer, therefore it is a principal in the transaction. These out-of-pocket expenses and associated reimbursements are reported on a gross basis within expenses and revenues, respectively, in the Company's Consolidated Statements of Operations.

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

The table below presents the deferred revenues balance as of January 1, 2019 and the significant activity affecting deferred revenues during the year ended December 31, 2019:

(In Thousands)
Customer Contract Liabilities:	Deferred Revenue
Balance at January 1, 2019	$52,674
Annual additions	78,151
Revenue recognized from prior periods	(34,436)
Revenue recognized from current year additions	(44,021)
Balance as of December 31, 2019	$52,368

Remaining Performance Obligations

As of December 31, 2019, the Company had $88.6 million of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

3.	Acquisitions and Disposition of Business Line

Acquisitions

During the year ended December 31, 2019, the Company acquired a Global Technical Services business for total consideration of approximately $2,431,000 which is comprised of $1,519,000 paid at closing, net of cash acquired of $135,000, $234,000 to be paid in one year, $351,000 to be paid in three years and contingent earnout consideration of $327,000. The acquisition was accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. As a result of the acquisition, the Company recognized definite lived intangible assets of $951,000 and goodwill of $1,164,000. The results of the acquisition is reported within the Company's Crawford Specialty Solutions operating segment.

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

Disposition of Business Line

During the year ended December 31, 2018, the Company completed the sale of its Garden City Group business (the “GCG Business”) to EPIQ Class Action & Claims Solutions, Inc. ("EPIQ") for cash proceeds of $42,636,000. At the time of the disposal, the GCG Business included total assets of $70,630,000 and total liabilities of $10,147,000. The total asset balance was primarily comprised of accounts receivable, unbilled revenues and capitalized software costs. After including transaction and other costs related to the sale, the Company recognized a pretax loss on the disposal of $20,270,000. The loss on disposal is presented in the Consolidated Statements of Operations as a separate charge "Loss on disposition of business line".

4.	Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018:

	Crawford Claims Solutions	Crawford TPA Solutions	Crawford Specialty Solutions	Total
	(In thousands)
Balance at December 31, 2017:
Goodwill	$55,994	$168,968	$92,566	$317,528
Accumulated impairment losses	(20,407)	(159,424)	(40,781)	(220,612)
Net goodwill	35,587	9,544	51,785	96,916
2018 Activity:
Goodwill of acquired business	—	—	1,296	1,296
Goodwill of disposed business	—	—	(19,598)	(19,598)
Accumulated impairment losses of disposed business	—	—	19,598	19,598
Foreign currency effects	(441)	(238)	(643)	(1,322)
Balance at December 31, 2018:
Goodwill	55,553	168,730	73,621	297,904
Accumulated impairment losses	(20,407)	(159,424)	(21,183)	(201,014)
Net goodwill	35,146	9,306	52,438	96,890
2019 Activity:
Goodwill of acquired businesses	—	—	1,164	1,164
Impairment of goodwill	(17,484)	—	—	(17,484)
Foreign currency effects	6	4	62	72
Balance at December 31, 2019:
Goodwill	55,559	168,734	74,847	299,140
Accumulated impairment losses	(37,891)	(159,424)	(21,183)	(218,498)
Net goodwill	$17,668	$9,310	$53,664	$80,642

The Company recognized a non-cash goodwill impairment charge in 2019 totaling $17,484,000, related to the valuation of our Crawford Claims Solutions segment, due to lower forecasts in that reporting unit. There were no goodwill impairment charges in 2018. The Company recognized a goodwill impairment in the Garden City Group reporting unit of $19,598,000 during the year ended December 31, 2017. These impairment charges did not affect the Company's liquidity and had no effect on the Company's compliance with the financial covenants under its Credit Facility.

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2019 and 2018:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period
	(In thousands, except years)
December 31, 2019:
Customer relationships	$127,362	$(92,354)	$35,008	4.0 years
Technology-based	16,562	(9,108)	7,454	7.0 years
Trade name	1,795	(1,636)	159	1.7 years
Other	5,485	(3,869)	1,616	1.8 years
Total	$151,204	$(106,967)	$44,237	3.8 years
December 31, 2018:
Customer relationships	$126,061	$(83,275)	$42,786	4.8 years
Technology-based	16,562	(8,104)	8,458	7.9 years
Trade name	1,580	(1,580)	—	0.0 years
Other	5,475	(2,517)	2,958	2.2 years
Total	$149,678	$(95,476)	$54,202	4.7 years

Amortization of finite-lived intangible assets was $11,277,000, $11,152,000, and $10,982,000 for the years ended December 31, 2019, 2018, and 2017, respectively. These amortization expenses were excluded from segment operating earnings (see Note 13, "Segment and Geographic Information"). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 15 years.

At December 31, 2019, annual estimated aggregate amortization expense for intangible assets subject to amortization for the next five years is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2020	$10,866
2021	9,758
2022	4,022
2023	3,936
2024	3,488

The following is a summary of indefinite-lived intangible assets at December 31, 2019 and 2018:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2019:
Trade names	$32,502	$(1,656)	$30,846
December 31, 2018:
Trade names	$32,477	$(1,656)	$30,821

During the year ended December 31, 2018, the Company recognized an impairment of $1,056,000 related to an indefinite-lived trade name.

5.    Short-Term and Long-Term Debt, Including Finance Leases

Long-term debt consisted of the following at December 31, 2019 and 2018:

December 31,	2019	2018
	(In thousands)
Credit Facility	$176,877	$190,316
Finance lease obligations	77	94
Total long-term debt and finance leases	176,954	190,410
Less: portion of Credit Facility classified as short-term	(28,531)	(23,195)
Less: current installments of finance leases	(15)	(89)
Total long-term debt and finance leases, less current installments	$148,408	$167,126

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

The credit facility under the Amended and Restated Credit Agreement (as amended, the "Credit Facility") consists of a $450,000,000 revolving credit facility, with a letter of credit subcommitment of $100,000,000. The Credit Facility contains sublimits of $185,000,000 for borrowings by the UK Borrower, $75,000,000 for borrowings by the Canadian Borrower, and $32,500,000 for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 23, 2022.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The Credit Facility defines LIBOR to encompass accepted alternative reference rates for certain currencies where a LIBOR rate is no longer quoted. The interest margin for LIBOR loans ranges from 1.30% to 2.10% and for Base Rate loans ranges from 0.30% to 1.10%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of Wells Fargo and (iii) LIBOR for a one month interest period plus 1.0%.

At December 31, 2019, a total of $176,877,000 was outstanding and there was an undrawn amount of $11,636,000 under the letters of credit subcommitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subcommitment, the available borrowing capacity under the Credit Facility totaled $265,264,000 at December 31, 2019.

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

Also under the Credit Facility as amended, the fixed charge coverage ratio, defined as the ratio of (i)(A) consolidated earnings before interest expense, income taxes, depreciation, amortization, stock-based compensation expense, and certain other charges and expenses ("EBITDA") minus (B) aggregate income taxes to the extent paid in cash minus (C) unfinanced capital expenditures to (ii) the sum of: (A) consolidated interest expense to the extent paid (or required to be paid) in cash, plus (B) the aggregate of all scheduled payments of principal on funded debt (including the principal component of payments made in respect of finance lease obligations) required to have been made (whether or not such payments are actually made), plus (C) the aggregate of all restricted payments (as defined) paid, plus (D) the aggregate of all earnouts paid or required to be paid, must not be less than 1.10 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

At December 31, 2019, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $28,531,000 and $23,195,000 at December 31, 2019 and 2018, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2019 in 2020.

The Company's finance leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $11,519,000, $11,399,000, and $9,909,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Interest paid on the Company's short-term and long-term borrowings was $10,470,000, $10,381,000, and $8,394,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Principal repayments of long-term debt, including current portions and finance leases, as of December 31, 2019 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

	Long-term Debt	Finance Lease Obligations	Total
Year Ending December 31,	(In thousands)
2020	$28,531	$15	$28,546
2021	—	18	18
2022	148,346	17	148,363
2023	—	17	17
2024	—	10	10
Total	$176,877	$77	$176,954

6.     Lease Commitments
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
The Company, as sublessor, subleases certain office space which mostly consists of a two-building office complex in Plantation, Florida in which the terms of the primary lease and the related subleases end in December 2021. Under each of the executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $4,250,000 in 2020, $4,100,000 in 2021 and $100,000 in 2022.
The Company's finance leases are not material for the year ended December 31, 2019 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	December 31, 2019
Assets:
Operating lease	Operating lease right-of-use assets, net	$102,354
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	30,765
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	87,064
Total operating lease liabilities		$117,829

Weighted-Average Remaining Lease Term		5.72 years
Weighted-Average Discount Rate (1)		5.4%
(1)    Upon adoption of Topic 842, discount rates used for existing leases were established at the transition date.
The components of operating lease costs within the Company's Consolidated Statements of Operations consisted of the following for the year ended December 31, 2019:

Year Ended
(in thousands)	December 31, 2019
Operating lease cost	$37,824
Variable lease cost	7,948
Sublease income	4,163

Supplemental cash flow information related to operating leases for the three months and year ended December 31, 2019 were as follows:

Year Ended
(in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$38,906

Right-of-use assets obtained in exchange for lease obligations (1)	$30,056
(1)    The year ended December 31, 2019 amount excludes $122,300,000 of right-of-use assets recognized upon adoption of Topic 842.
Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	December 31, 2019
2020	$35,595
2021	29,877
2022	17,925
2023	12,512
2024	9,347
Thereafter	33,043
Total undiscounted lease payments	138,299
Less imputed interest	(20,470)
Present value of future lease payments	$117,829

The Company has entered into operating lease agreements that have not yet commenced as of December 31, 2019 with legally binding minimum lease payments of $2,900,000. The leases are expected to commence during the three months ended March 31, 2020, and have lease terms between 2 years and 6 years.

7.    Income Taxes

Income before income taxes consisted of the following:

Year Ended December 31,	2019	2018	2017
	(In thousands)
U.S.	$(1,472)	$4,634	$12,303
Foreign	25,109	39,497	29,959
Income before income taxes	$23,637	$44,131	$42,262

The provision for income taxes consisted of the following:

Year Ended December 31,	2019	2018	2017
	(In thousands)
Current:
U.S. federal and state	$1,546	$1,065	$9,077
Foreign	9,525	9,530	8,320
Deferred:
U.S. federal and state	1,643	4,051	389
Foreign	1,397	3,896	(2,747)
Provision for income taxes	$14,111	$18,542	$15,039

Net cash payments for income taxes were $16,996,000, $8,168,000, and $15,574,000 in 2019, 2018, and 2017, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 21% in 2019, 21% in 2018, and 35% in 2017, as follows:

Year Ended December 31,	2019	2018	2017
	(In thousands)
Federal income taxes at statutory rate	$4,964	$9,267	$14,792
State income taxes, net of federal benefit	505	2,685	1,349
Goodwill impairment	1,883	—	428
Foreign taxes	2,276	2,150	(3,226)
Change in valuation allowance	3,919	9,540	2,913
Research and development credits	(626)	(273)	(448)
Foreign tax credits	(283)	(429)	(2,002)
Nondeductible meals and entertainment	724	782	1,222
US tax reform - revaluation of deferred taxes	—	102	(3,756)
US tax reform - transition tax, net of credits	—	(3,496)	7,550
Income tax planning	—	(1,792)	—
Benefit of international restructuring	—	—	(2,989)
Global intangible low-tax income, net of credits	892	454	—
Foreign-derived intangible income deduction	(315)	(323)	—
Tax rate changes	486	(392)	(212)
Other	(314)	267	(582)
Provision for income taxes	$14,111	$18,542	$15,039

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

The Company's effective income tax rate in 2019 was impacted by goodwill impairment charges, arbitration and claim settlements, and valuation allowance establishment on certain state net operating losses. The Company's effective income tax rate in 2018 was impacted by a valuation allowance on certain Foreign Tax Credits, the Tax Cuts and Jobs Act in the U.S. (the "Tax Act"), and one-time income tax planning activities.

The Company's effective income tax rate in 2017 was impacted by the Tax Act and international restructuring activities. On December 22, 2017, the Tax Act was enacted. The changes include, but were not limited to: a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, creation of a new minimum tax on global intangible low taxed income (“GILTI”), and a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) as a result of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional estimate in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) of net tax expense of $3.8 million, in the period ended December 31, 2017. This expense consisted of provisional estimates of $7.6 million net expense for the Transition Tax, which we estimated would be fully offset by foreign tax credit carryforwards, and $3.8 million net benefit for remeasurement of our domestic deferred tax balances for the corporate rate reduction. At December 31, 2017, the Company had not fully completed its accounting for the tax effects of enactment of the Tax Act in accordance with SAB 118.

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

No additional income or withholding taxes have been provided for any undistributed foreign earnings, other than those subject to the Transition Tax nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We have estimated that we have book over tax basis differences of approximately $61.0 million. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. At December 31, 2018, the Company elected to account for GILTI in the year the tax is incurred.
Deferred income taxes consisted of the following at December 31, 2019 and 2018:

	2019	2018
	(In thousands)
Accounts receivable allowance	$1,163	$1,534
Accrued compensation	9,553	10,184
Accrued pension liabilities	9,116	13,496
Self-insured risks	4,301	4,933
Deferred revenues	4,249	5,868
Accrued rent	—	3,115
Interest	5,399	5,665
Tax credit carryforwards	11,634	14,404
Loss carryforwards	25,523	25,745
Lease liability	29,785	—
Other	3,436	1,152
Gross deferred income tax assets	104,159	86,096
Unbilled revenues	6,522	7,725
Depreciation and amortization	28,025	32,510
Lease right-of-use asset	25,865	—
Gross deferred income tax liabilities	60,412	40,235
Net deferred income tax assets before valuation allowance	43,747	45,861
Valuation allowance	(28,128)	(25,864)
Net deferred income tax assets	$15,619	$19,997
Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term deferred income tax assets included in "Deferred income tax assets"	17,971	22,146
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(2,352)	(2,149)
Net deferred income tax assets	$15,619	$19,997

At December 31, 2019, the Company had deferred tax assets related to loss carryforwards of $26,034,000, before netting of unrecognized tax benefits of $511,000. An estimated $16,342,000 of the deferred tax assets will not expire, and $9,692,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2019, 2018, and 2017.

	2019	2018	2017
	(In thousands)
Balance, beginning of year	$25,864	$18,829	$14,498
Other changes	2,264	7,035	4,331
Balance, end of year	$28,128	$25,864	$18,829

Changes to the valuation allowance for the year ended December 31, 2019 were primarily due to anticipated expiration of certain state NOLs after consideration of the four sources of taxable income and losses in certain of the Company’s international operations. Changes to the valuation allowance for the year ended December 31, 2018 were primarily due to anticipated expiration of foreign tax credits after consideration of the Tax Act and the four sources of taxable income and losses in certain of the Company’s international and domestic operations. For the year ended December 31, 2017 the change was primarily due to losses in certain of the Company’s international operations and domestic operations impacting state NOLs.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2016	$5,469
Additions for tax provisions related to the current year	6,318
Reductions for tax positions related to the current year	(41)
Additions for tax positions related to prior years	823
Lapses of applicable statutes of limitation	(1,232)
Currency translation adjustment	(40)
Balance at December 31, 2017	$11,297
Additions for tax provisions related to the current year	54
Reductions for tax positions related to prior years	(3,941)
Currency translation adjustment	(9)
Balance at December 31, 2018	$7,401
Additions for tax provisions related to the current year	515
Additions for tax positions related to prior years	646
Reductions for tax positions related to prior years	(113)
Reductions for settlements	(2,642)
Lapses of applicable statutes of limitation	(520)
Balance at December 31, 2019	$5,287

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2019, 2018, and 2017, was $256,000, $256,000, and $275,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2019, 2018, and 2017 were $1,940,000, $5,493,000, and $9,389,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business in a number of countries and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing jurisdictions throughout the world, including Canada, the U.K., and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2009.

Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

The Company expects $1,240,000 in reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

8.    Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company's defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company's defined benefit pension plans.

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $25,226,000, $23,417,000, and $24,036,000 in 2019, 2018, and 2017, respectively.

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

The Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Qualified Plan. Required contributions are anticipated in future years as the impact of the BBA2015 pension funding reform is phased out. Currently, the Company plans to make $9,000,000 per annum to the U.S. Qualified Plan for each of next five fiscal years to improve the funded status of the plan and minimize future required contributions. The Company did not make a discretionary contribution in 2019 because it made an additional voluntary contribution of $10,000,000 in 2018 which generated a one time U.S. tax benefit. The Company expects to make no discretionary contributions to its U.K. Plans during the next five years.

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

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2019 and 2018:

December 31,	2019	2018
	(In thousands)
Projected benefit obligations	$486,305	$459,706
Fair value of plans' assets	417,074	382,181

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2019 and 2018:

December 31,	2019	2018
	(In thousands)
Projected benefit obligations	$261,953	$234,776
Fair value of plans' assets	296,943	267,508

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

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2019	2018
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$694,482	$764,740
Service cost	1,278	1,395
Interest cost	22,408	20,933
Employee contributions	45	59
Actuarial loss (gain)	77,549	(24,277)
Plan settlements	—	(1,014)
Plan amendments	—	1,542
Benefits paid	(50,415)	(58,592)
Foreign currency effects	2,911	(10,304)
End of measurement period	748,258	694,482
Fair Value of Plans' Assets:
Beginning of measurement period	649,688	708,895
Actual return on plans' assets	109,670	(13,017)
Employer contributions	1,112	24,862
Employee contributions	522	59
Plan settlements	—	(1,014)
Benefits paid	(50,415)	(58,592)
Foreign currency effects	3,440	(11,505)
End of measurement period	714,017	649,688
Unfunded Status	$(34,241)	$(44,794)

Due to the frozen status of the U.S. Qualified Plan and the closed status of the U.K. Plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The underfunded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2019	2018
	(In thousands)
U.S. Qualified Plan	$63,538	$72,484
Other international plans	2,371	1,839
Subtotal, included in "Accrued pension liabilities"	65,909	74,323
U.K. prepaid pension asset included in "Other noncurrent assets"	(34,990)	(32,732)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	310	312
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	3,012	2,891
Total unfunded status	$34,241	$44,794
Accumulated other comprehensive loss, before income taxes	$(268,275)	$(280,644)

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

The following tables set forth the 2019 and 2018 changes in accumulated other comprehensive loss for the Company's defined benefit retirement plans and post-retirement medical benefits plan on a combined basis:

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain, December 31, 2017	$(268,515)	$456
Amortization of net loss (gain)	10,914	(152)
Net loss arising during the year	(24,709)	—
Currency translation	1,362	—
Net unrecognized actuarial (loss) gain, December 31, 2018	(280,948)	304
Amortization of net loss (gain)	10,836	(152)
Net gain arising during the year	2,311	—
Currency translation	(626)	—
Net unrecognized actuarial (loss) gain, December 31, 2019	$(268,427)	$152

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2020 for the U.S. and U.K. defined benefit pension plans are $10,400,000 ($7,800,000 net of tax).

Pension expense is affected by the accounting policy used to determine the value of plan assets at the measurement date. The Company applies the expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to pension expense than the calculated value method. The amounts recognized in the Consolidated Balance Sheets reflect the fair value of the Company's long-term pension liabilities at the plan measurement date and the fair value of plan assets as of the balance sheet date. Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 included the following components:

Year Ended December 31,	2019	2018	2017
	(In thousands)
Service cost	$1,278	$1,395	$1,288
Interest cost	22,376	20,933	22,723
Expected return on assets	(29,654)	(34,267)	(34,056)
Amortization of actuarial loss	10,837	10,744	11,154
Net periodic benefit cost (credit)	$4,837	$(1,195)	$1,109

Benefit cost for the U.S. Qualified Plan does not include service cost since the plan is frozen. For the years ended December 31, 2019, 2018 and 2017, the non-service components of net periodic pension costs of $3,559,000 of expense and $2,590,000 and $179,000 of income, respectively, are included in "Other (Loss) Income, net" on the Consolidated Statement of Operations.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2020	$43,637
2021	43,835
2022	43,942
2023	43,921
2024	43,691
2025-2029	213,641

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. The Company updates the mortality assumptions for the U.S. plans to incorporate the current mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in a $3,580,000 decrease in the projected benefit obligation for the U.S. plans for the year ended December 31, 2019. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Qualified Plan:	2019	2018
Discount rate used to compute benefit obligations	3.15%	4.30%
Discount rate used to compute periodic benefit cost	4.31%	3.63%
Expected long-term rates of return on plans' assets	6.10%	6.20%

U.K. Defined Benefit Plans:	2019	2018
Discount rate used to compute benefit obligations	1.93%	2.77%
Discount rate used to compute periodic benefit cost	2.77%	2.61%
Expected long-term rates of return on plans' assets	3.28%	3.98%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations.

The Company estimates the service and interest components of net periodic benefit cost for its U.S. and international pension and other postretirement benefits. This estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine 2020 interest costs are estimated to be 2.72% for the U.S. Qualified plan and 1.71% for the U.K. plans.

The expected long-term rates of return on plan assets were based on the plans' asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2020 net periodic pension cost are estimated to be 5.50% and 2.54% for the U.S. Qualified Plan and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Qualified Plan		U.K. Plans
December 31,	2019	2018	2019	2018
Equity securities	21.4%	21.8%	17.9%	18.0%
Fixed income securities	69.3%	68.8%	68.3%	71.8%
Alternative strategies	5.9%	7.3%	13.0%	9.0%
Cash, cash equivalents and short-term investment funds	3.4%	2.1%	0.8%	1.2%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

Through December 31, 2019, the Company had repurchased 1,103,398 shares of CRD-A and 1,736,011 shares of CRD-B at an average cost of $9.33 and $9.17, respectively, of which 421,427 shares of CRD-A and 1,376,889 shares of CRD-B were purchased pursuant to a stock purchase agreement authorized by the Board of Directors separate from the 2017 Repurchase Authorization and the 2019 Repurchase Authorization. At December 31, 2019, the Company had remaining authorization to repurchase 958,907 shares under the 2019 Repurchase Authorization.

Through December 31, 2018, the Company had repurchased 1,144,410 shares of CRD-A and 94,378 shares of CRD-B under the 2017 Repurchase Authorization at an average cost of $8.36 and $8.96, respectively. At December 31, 2018, the Company had remaining authorization to repurchase 427,883 shares under the 2017 Repurchase Authorization.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2019, 2018 and 2017, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2019		2018		2017
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings per share)
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$(392)	$(294)	$6,941	$5,509	$7,821	$6,144
Dividends paid	8,592	4,579	8,639	4,889	8,780	4,920
Net income available to common shareholders, basic	8,200	4,285	15,580	10,398	16,601	11,064
Denominator:
Weighted-average common shares outstanding, basic	30,637	22,975	30,805	24,449	31,322	24,606
Earnings per share - basic	$0.27	$0.19	$0.51	$0.43	$0.53	$0.45

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2019		2018		2017
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$(394)	$(292)	$7,003	$5,447	$7,911	$6,053
Dividends paid	8,592	4,579	8,639	4,889	8,780	4,920
Net income available to common shareholders, diluted	8,198	4,287	15,642	10,336	16,691	10,973
Denominator:
Weighted-average common shares outstanding, basic	30,637	22,975	30,805	24,449	31,322	24,606
Weighted-average effect of dilutive securities (1)	453	—	629	—	836	—
Weighted-average number of shares outstanding, diluted	31,090	22,975	31,434	24,449	32,158	24,606
Earnings per share - diluted	$0.26	$0.19	$0.50	$0.42	$0.52	$0.45

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been anti-dilutive:

Year Ended December 31,	2019	2018	2017
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	622	1,175	711
Performance stock grants excluded because performance conditions had not been met (1)	717	752	402

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements are actually achieved.

10.    Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include net unrealized losses from intra-entity loans that are long-term in nature of $(928,000), $(1,838,000), and $(836,000) for the years ended December 31, 2019, 2018, and 2017, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's audited Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2017	$(26,320)	$(170,157)	$(196,477)
Other comprehensive loss before reclassifications	(10,032)	—	(10,032)
Unrealized net losses arising during the year	—	(18,014)	(18,014)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	8,076	8,076
Net current period other comprehensive loss	(10,032)	(9,938)	(19,970)
Balance at December 31, 2018	(36,352)	(180,095)	(216,447)
Other comprehensive income before reclassifications	502	—	502
Unrealized net gains arising during the year	—	1,036	1,036
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	8,002	8,002
Net current period other comprehensive income	502	9,038	9,540
Balance at December 31, 2019	$(35,850)	$(171,057)	$(206,907)

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

The pretax compensation expense recognized for all stock-based compensation plans was $4,109,000, $6,196,000, and $6,661,000 for the years ended December 31, 2019, 2018, and 2017, respectively. The decreases in 2019 as compared to 2018, as well as 2018 as compared to 2017, were primarily driven by increased performance share forfeiture activity.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $888,000, $1,475,000, and $2,219,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense. Adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes were not significant in any year.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRD-A. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accelerated basis over the requisite service period for the entire award. For the years ended December 31, 2019, 2018, and 2017, compensation expense of $1,397,000, $1,253,000, and $1,233,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2019, 2018, and 2017, and changes during each year, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2016	489	$7.19	7.0 years
Granted	654	9.44
Exercised	(70)	5.77
Forfeited or expired	(186)	9.24
Outstanding at December 31, 2017	887	8.53	8.4 years	527
Granted	582	8.60
Exercised	(21)	4.88
Forfeited or expired	(154)	8.74
Outstanding at December 31, 2018	1,294	8.60	8.1 years	667
Granted	591	9.70
Exercised	(111)	5.91
Forfeited or expired	(80)	9.24
Outstanding at December 31, 2019	1,694	$9.13	7.9 years	$3,969
Vested and Exercisable at December 31, 2019	702	$8.91	6.9 years	$1,795

The weighted average grant date fair value of stock options granted during the year ended December 31, 2019, 2018, and 2017 was $2.57, $2.78 and $2.73, respectively. Options exercised in 2019, 2018, and 2017 had an intrinsic value of $446,000, $80,000, and $234,000, respectively. The fair value of options that vested in 2019, 2018, and 2017 was $1,000,000, $36,000, and $33,000, respectively.

At December 31, 2019, the unrecognized compensation cost related to unvested employee stock options was $889,000. Directors' stock options had no unrecognized compensation cost since directors' options vest upon grant, and the grant-date fair values were fully expensed on the grant date.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted average assumptions:

	2019	2018
Expected dividend yield	3.80%	3.50%
Expected volatility	36.73%	42.67%
Risk-free interest rate	2.56%	2.75%
Expected term of options	7 years	7 years

The expected dividend yield used for 2019 was based on the Company's historical dividend yield. The expected volatility of the price of CRD-A was based on historical realized volatility. The risk-free interest rate was based on the U.S. Treasury Daily Yield Curve Rate on the grant date, with a term equal to the expected term used in the pricing formula. The expected term of the option took into account both the contractual term of the option and the effects of expected exercise behavior.

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

A summary of the status of the Company's nonvested performance shares as of December 31, 2019, 2018, and 2017, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2016	806,881	$6.17
Granted	930,295	7.54
Vested	(668,649)	5.38
Forfeited or unearned	(184,185)	5.85
Nonvested at December 31, 2017	884,342	7.05
Granted	751,128	7.43
Vested	(445,311)	5.98
Forfeited or unearned	(201,322)	7.54
Nonvested at December 31, 2018	988,837	8.07
Granted	626,776	8.87
Vested	(214,824)	8.49
Forfeited or unearned	(427,010)	8.34
Nonvested at December 31, 2019	973,779	$8.38

The total fair value of the performance shares that vested in 2019, 2018, and 2017 was $1,823,000, $2,662,000, and $3,597,000, respectively.

Compensation expense recognized for all performance shares totaled $1,082,000, $3,307,000, and $3,796,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. Certain performance awards vest ratably over three years, without cumulative earnings per share targets. As of December 31, 2019, there was an estimated $2,212,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2021.

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

A summary of the status of the Company's restricted shares of CRD-A as of December 31, 2019, 2018, and 2017 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2016	67,669	$7.56
Granted	210,875	9.26
Vested	(166,325)	9.50
Forfeited or unearned	—	—
Nonvested at December 31, 2017	112,219	7.89
Granted	112,502	7.81
Vested	(131,260)	8.27
Forfeited or unearned	(21,352)	8.43
Nonvested at December 31, 2018	72,109	7.76
Granted	149,496	9.38
Vested	(108,610)	9.04
Forfeited or unearned	(31,387)	9.55
Nonvested at December 31, 2019	81,608	$8.35

Compensation expense recognized for all restricted shares for the years ended December 31, 2019, 2018, and 2017 was $1,205,000, $1,176,000, and $1,205,000, respectively. As of December 31, 2019, there was $358,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized by June 30, 2021.

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

During the years ended December 31, 2019, 2018 and 2017, a total of 131,100, 143,769, and 101,708 shares, respectively, of CRD-A were issued under the prior U.S. employee stock purchase plan to the Company's employees at average purchase prices of $7.38, $7.32, and $6.61 in 2019, 2018, and 2017, respectively. At December 31, 2019, an estimated 102,000 shares will be issued and purchased under the U.S. Plan in 2020. During the years ended December 31, 2019, 2018, and 2017, compensation expense of $277,000, $321,000, and $278,000, respectively, was recognized for the prior U.S. employee stock purchase plan.

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

At December 31, 2019, an estimated 102,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRD-A, and future employee participation rates. The purchase price per share of CRD-A under the U.K. Plan ranges from $6.32 to $8.47. For the years ended December 31, 2019, 2018, and 2017, compensation expense of $148,000, $140,000, and $151,000, respectively, was recognized for the U.K. Plan. During 2019, 2018, and 2017, a total of 289,901 shares, 63,033 shares, and 73,986 shares, respectively, of CRD-A were issued under the U.K. Plan.

Under the International Plan, up to 1,000,000 shares of CRD-A may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRD-A at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2019, 2018, and 2017, 4,264, 8,740, and 8,342 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.

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

Recurring Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31,	2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$10,028	$—	$—	$10,028

Liabilities:
Contingent earnout liability (2)	—	—	454	454

December 31,	2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$10,354	$—	$—	$10,354

Liabilities:
Contingent earnout liability (2)	—	—	360	360
____________________

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2)
The contingent earnout liability relates to businesses acquired during 2019 and 2018 by the Crawford Specialty Solutions operating segment. See Note 3, "Acquisitions and Disposition of Business Line" for further details. The fair value of the contingent earnout liability was estimated using internally-prepared revenue projections which is Level 3 data, with the maximum possible earnout of $1,036,000. As such, the fair value is not expected to vary materially from the balance recorded. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the years ended December 31, 2019 or 2018. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Nonrecurring Fair Value Disclosures

During 2019, the Company impaired and expensed goodwill of $17,484,000. During 2018, the Company impaired and expensed an indefinite-lived trade name of $1,056,000. During 2017, the Company impaired and expensed goodwill of $19,598,000. See Note 1, "Significant Accounting and Reporting Policies" and Note 4, "Goodwill and Intangible Assets," where discussed in more detail.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S Qualified Plan at December 31, 2019 and 2018:

December 31,	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$8,082	$—	$—	$8,082	$2,274	$—	$—	$2,274
Short-term investment funds	—	5,496	—	5,496	—	5,005	—	5,005
Common Collective Equity funds:
U.S.	—	60,039	—	60,039	—	52,882	—	52,882
International	—	26,142	—	26,142	—	22,747	—	22,747
Common Collective Fixed Income Funds and Fixed Income Securities:
U.S.	51,247	224,747	—	275,994	38,719	183,152	—	221,871
International	—	3,745	—	3,745	—	17,523	—	17,523
Alternative strategy funds	—	8,880	14,766	23,646	—	8,915	16,488	25,403
TOTAL PLAN ASSETS	$59,329	$329,049	$14,766	403,144	$40,993	$290,224	$16,488	347,705

Other plan liabilities, net (a)				(26,220)				—
NET PLAN ASSETS				$376,924				$347,705

(a) net amounts payable for unsettled security transactions.

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2019 and 2018:

December 31,	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$2,338	$—	$—	$2,338	$3,156	$—	$—	$3,156
Common Collective Equity funds:
U.S.	—	43,613	—	43,613	—	38,307	—	38,307
International	—	9,418	—	9,418	—	9,916	—	9,916
Common Collective Fixed Income Funds and Fixed Income Securities:
Short-term Investment funds:	—	167,741	—	167,741	—	160,609	—	160,609
Government securities	—	34,926	—	34,926	—	31,531	—	31,531
Alternative strategy funds	—	29,172	—	29,172	—	14,044	—	14,044
Real estate funds	—	—	9,735	9,735	—	—	9,945	9,945
TOTAL	$2,338	$284,870	$9,735	$296,943	$3,156	$254,407	$9,945	$267,508

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.S. and U.K. pension plans during the years ended December 31, 2019 and 2018:

	U.S	U.K.
	(in thousands)
Balance at December 31, 2017	$15,134	$9,689
Actual return on plan assets:
Related to assets still held at the reporting date	1,354	256
Balance at December 31, 2018	16,488	9,945
Actual return on plan assets:
Related to assets still held at the reporting date	(1,722)	(210)
Balance at December 31, 2019	$14,766	$9,735

13.    Segment and Geographic Information

The Company's three reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the CODM. The segments, organized based upon the nature of services, are: Crawford Claims Solutions, which primarily serves the global property and casualty insurance company markets; Crawford TPA Solutions, which serves the global casualty, disability and self-insurance marketplace; and Crawford Specialty Solutions which serves the global property and casualty insurance company markets, and prior to the Garden City Group disposal on June 15, 2018, the class action, regulatory, mass tort, bankruptcy, and other legal settlement markets, primarily in the U.S. and Canada. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's three operating segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairment charges, restructuring and special charges, loss on disposition of business line, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Financial information as of and for the years ended December 31, 2019, 2018, and 2017 related to the Company's reportable segments is presented below.

	Crawford Claims Solutions	Crawford TPA Solutions	Crawford Specialty Solutions	Total

2019
Revenues before reimbursements	$339,837	$393,856	$272,109	$1,005,802
Segment operating earnings	7,630	27,173	49,321	84,124
Depreciation and amortization (1)	2,461	10,152	1,811	14,424
Assets (2)	136,451	85,810	165,575	387,836
2018
Revenues before reimbursements	$361,053	$405,335	$304,583	$1,070,971
Segment operating earnings	11,308	36,909	49,564	97,781
Depreciation and amortization (1)	3,485	9,844	3,517	16,846
Assets (2)	163,899	92,007	165,415	421,321
2017
Revenues before reimbursements	$365,058	$390,583	$350,191	$1,105,832
Segment operating earnings	18,541	38,224	52,404	109,169
Depreciation and amortization (1)	4,039	9,924	5,629	19,592
Assets (2)	174,559	91,101	211,320	476,980
______________________

(1)	Excludes amortization expense of finite-lived customer relationships and trade name intangible assets.

(2)	Consists of accounts receivable, less allowance for doubtful accounts, unbilled revenues, at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net.

During 2019, the Company realigned certain operations within Canada from the Crawford Claims Solutions segment to the Crawford Specialty Solutions segment to be consistent with current operating segment responsibilities. Previously reported amounts have been reclassified to reflect these changes. No other changes in operating responsibilities occurred. These transfers are not material to the Company's financial statements.

Revenues by geographic region and major service line for the Crawford Claims Solutions, Crawford TPA Solutions and Crawford Specialty Solutions segments are shown in Note 2, "Revenue Recognition."

Capital expenditures for the years ended December 31, 2019, 2018, and 2017 are shown in the following table:

Year Ended December 31,	2019	2018	2017
	(In thousands)
Crawford Claims Solutions	$1,396	$3,811	$1,155
Crawford TPA Solutions	3,259	5,947	4,136
Crawford Specialty Solutions	458	2,148	11,689
Corporate	16,011	18,114	27,931
Total capital expenditures	$21,124	$30,020	$44,911

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2019, 2018, and 2017 was as follows:

Year Ended December 31,	2019	2018	2017
	(In thousands)
Segments' revenues before reimbursements	$1,005,802	$1,070,971	$1,105,832
Reimbursements	41,825	52,008	57,877
Total consolidated revenues	$1,047,627	$1,122,979	$1,163,709

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2019, 2018, and 2017 were as follows:

Year Ended December 31,	2019	2018	2017
	(In thousands)
Operating earnings of all reportable segments	$84,124	$97,781	$109,169
Unallocated corporate and shared costs and credits	(6,515)	(9,321)	(13,463)
Net corporate interest expense	(10,774)	(10,109)	(9,062)
Stock option expense	(1,885)	(1,742)	(1,718)
Amortization of acquisition-related intangible assets	(11,277)	(11,152)	(10,982)
Goodwill and intangible asset impairment charges	(17,484)	(1,056)	(19,598)
Arbitration and claim settlements	(12,552)	—	—
Restructuring and special charges	—	—	(12,084)
Loss on disposition of business line	—	(20,270)	—
Income before income taxes	$23,637	$44,131	$42,262

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at December 31, 2019 and 2018 are presented in the following table:

December 31,	2019	2018
	(In thousands)
Assets of reportable segments	$387,836	$421,321
Corporate assets:
Cash and cash equivalents	51,802	53,119
Income taxes receivable	7,820	4,084
Prepaid expenses and other current assets	23,476	24,237
Net property and equipment	31,425	34,303
Operating lease right-of-use asset, net	102,354	—
Capitalized software costs, net	66,445	72,210
Deferred income tax assets	17,971	22,146
Other noncurrent assets	70,884	70,022
Total corporate assets	372,177	280,121
Total assets	$760,013	$701,442

Revenues and long-lived assets for the U.S., U.K. and Canada are set out below as these countries are material for geographical area disclosure. For the purposes of these geographic area disclosures, long-lived assets consists of the net property and equipment, capitalized software costs, net and operating lease right-of-use, net line items on the Company's Consolidated Balance Sheets and excludes intangible assets, including goodwill.

	U.S.	U.K.	Canada	All Other International	Total Company
		(In thousands)
2019
Revenues before reimbursements	$569,205	$126,337	$114,438	$195,822	$1,005,802
Long-lived assets	140,560	20,749	17,999	20,916	200,224
2018
Revenues before reimbursements	615,687	131,651	121,076	202,557	1,070,971
Long-lived assets	88,157	7,631	7,553	3,172	106,513
2017
Revenues before reimbursements	653,693	139,338	110,962	201,839	1,105,832
Long-lived assets	111,688	7,747	8,771	3,282	131,488

14.    Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $410,673,000 and $464,524,000 at December 31, 2019 and 2018, respectively.

15.    Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2019, the aggregate committed amount of letters of credit outstanding under the facility was $11,636,000.

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

The Company recognized arbitration and claim settlement charges in 2019 of $12,552,000 related to an arbitration panel awarding three of four former executives of our former Garden City Group business unit additional payments associated with their departure from the Garden City Group on December 31, 2015, and a claim settlement with the fourth former executive. There are no other potential claimants related to this matter.

16.    Restructuring and Special Charges

There were no restructuring and special charges in 2019 or 2018, and $12,084,000 during the year ended December 31, 2017.

Restructuring charges for the year ended December 31, 2017 were related to the establishment and phase in of the Company's Global Business Services Center in the Philippines and Global Technology Services Center in India (the "Centers"), restructuring and integration costs related to reductions of administrative costs and consolidation of management layers in certain operations, and other restructuring charges for asset impairments and lease termination costs.

The following table shows the costs incurred by type of restructuring activity:

Year Ended December 31,	2019	2018	2017
	(In thousands)
Implementation and phase-in of the Centers	$—	$—	$445
Restructuring and integration costs	—	—	10,119
Asset impairments and lease termination costs	—	—	1,520
Total restructuring charges	$—	$—	$12,084

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

As of December 31, 2019, the following liabilities remained on the Company's Consolidated Balance Sheets related to restructuring charges recorded in 2016 and 2017. The rollforwards of these costs to December 31, 2019 were as follows:

Restructuring Charges	Deferred rent	Accrued compensation and related costs	Accounts payable	Other accrued liabilities	Total
Balance at December 31, 2016	$3,066	$1,525	$617	$1,949	$7,157
Additions	1,277	10,299	195	313	12,084
Adjustments to accruals	(1,497)	—	—	977	(520)
Cash payments	—	(7,042)	(812)	(1,454)	(9,308)
Balance at December 31, 2017	2,846	4,782	—	1,785	9,413
Additions	—	—	—	—	—
Adjustments to accruals	(1,544)	—	—	(643)	(2,187)
Cash payments	—	(4,305)	—	(656)	(4,961)
Balance at December 31, 2018	1,302	477	—	486	2,265
Additions	—	—	—	—	—
Adjustments to accruals	(1,302)	—	—	1	(1,301)
Cash payments	—	(135)	—	(15)	(150)
Balance at December 31, 2019	$—	$342	$—	$472	$814

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

March 5, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crawford & Company (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
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
Atlanta, Georgia
March 5, 2020

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2019 Quarterly Period	First	Second	Third	Fourth	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$247,058	$256,881	$254,677	$247,186	$1,005,802
Reimbursements	9,319	10,965	11,165	10,376	41,825
Total revenues	256,377	267,846	265,842	257,562	1,047,627
Total costs of services	187,207	185,892	192,014	187,660	752,773
Income (Loss) before income taxes	8,702	5,483	16,019	(6,567)	23,637
Crawford Claims Solutions Operating (Loss) Earnings (1)	(313)	1,710	2,661	3,572	7,630
Crawford TPA Solutions Operating Earnings (1)	6,733	5,026	9,347	6,067	27,173
Crawford Specialty Solutions Operating Earnings (1)	12,195	12,612	13,301	11,213	49,321
Unallocated corporate and shared costs, net	(3,914)	3,170	(1,649)	(4,122)	(6,515)
Goodwill impairment charges (4)	—	—	—	(17,484)	(17,484)
Net corporate interest expense	(2,716)	(2,468)	(3,162)	(2,428)	(10,774)
Stock option expense	(485)	(413)	(450)	(537)	(1,885)
Amortization of customer-relationship intangible assets	(2,798)	(2,802)	(2,829)	(2,848)	(11,277)
Arbitration and claim settlements (4)	—	(11,352)	(1,200)	—	(12,552)
Income taxes	(2,933)	(2,859)	(5,328)	(2,991)	(14,111)
Net loss loss attributable to noncontrolling interests	340	18	355	2,246	2,959
Net income (loss) attributable to shareholders of Crawford & Company	$6,109	$2,642	$11,046	$(7,312)	$12,485

Earnings (Loss) Per Share - Basic: (2) (3)
Class A Common Stock	$0.12	$0.06	$0.22	$(0.13)	$0.27
Class B Common Stock	$0.10	$0.04	$0.19	$(0.15)	$0.19

Earnings (Loss) Per Share - Diluted: (2) (3)
Class A Common Stock	$0.12	$0.06	$0.21	$(0.13)	$0.26
Class B Common Stock	$0.10	$0.04	$0.19	$(0.15)	$0.19

2018 Quarterly Period	First	Second	Third	Fourth	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$273,104	$279,044	$255,029	263,794	$1,070,971
Reimbursements	17,283	14,165	9,834	10,726	52,008
Total revenues	290,387	293,209	264,863	274,520	1,122,979
Total costs of services	214,902	211,688	189,072	192,343	808,005
Income (Loss) before income taxes	12,396	(1,967)	9,707	23,995	44,131
Crawford Claims Solutions Operating Earnings (Loss) (1)	1,145	4,100	(135)	6,198	11,308
Crawford TPA Solutions Operating Earnings (1)	7,827	8,132	8,055	12,895	36,909
Crawford Specialty Solutions Operating Earnings (1)	10,024	10,036	14,363	15,141	49,564
Unallocated corporate and shared costs, net	(821)	(697)	(5,798)	(2,005)	(9,321)
Goodwill and intangible asset impairment charges (4)	—	—	—	(1,056)	(1,056)
Net corporate interest expense	(2,564)	(2,440)	(2,398)	(2,707)	(10,109)
Stock option expense	(450)	(512)	(393)	(387)	(1,742)
Amortization of customer-relationship intangible assets	(2,765)	(2,791)	(2,786)	(2,810)	(11,152)
Loss on disposal of business (4)	—	(17,795)	(1,201)	(1,274)	(20,270)
Income taxes	(3,966)	(461)	(1,828)	(12,287)	(18,542)
Net loss attributable to noncontrolling interests	139	3	17	230	389
Net income (loss) attributable to shareholders of Crawford & Company	$8,569	$(2,425)	$7,896	$11,938	$25,978

Earnings (Loss) Per Share - Basic: (2) (3)
Class A Common Stock	$0.16	$(0.04)	$0.15	$0.23	$0.51
Class B Common Stock	$0.14	$(0.06)	$0.13	$0.21	$0.43

Earnings (Loss) Per Share - Diluted: (2) (3)
Class A Common Stock	$0.16	$(0.04)	$0.15	$0.22	$0.50
Class B Common Stock	$0.14	$(0.06)	$0.13	$0.20	$0.42

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

(4)
The Company recognized non-cash goodwill impairment in the amount of $17.5 million related to its Crawford Claims Solutions reporting unit in the fourth quarter of 2019. See Note 4, "Goodwill and Intangible Assets" in the audited consolidated financial statements included in this Item 8. The Company recognized a pretax loss for Arbitration and claim settlements of $12.6 million in 2019. The Company recognized a pretax loss on the disposal of the Garden City Group business of $20.3 million in 2018. See Note 3, "Acquisitions and Disposition of Business Line" in the audited consolidated financial statements included in this Item 8. The provision for income taxes in 2019 and 2018 included the impact of these transactions and tax valuation adjustments.

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
The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company
Opinion on Internal Control over Financial Reporting
We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crawford & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 5, 2020 expressed an unqualified opinion thereon.

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
March 5, 2020

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2020 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2019, and is incorporated herein by reference.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2019 and 2018

•	Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017

•	Notes to Consolidated Financial Statements

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

10.18
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

10.19
Amended and Restated Pledge and Security Agreement, dated as of October 11, 2017, by and among the Registrant, the Registrant’s guarantor subsidiaries party thereto and Wells Fargo (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2017).

10.20
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

10.23
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

10.25
Second Amendment to amended and Restated Credit Agreement, dated as of October 30, 2019, by and among Crawford & Company, Crawford & Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., and the guarantor subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and a lender ("Wells Fargo"), and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

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

CRAWFORD & COMPANY

Date	March 5, 2020	By	/s/ Harsha V. Agadi
HARSHA V. AGADI, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 5, 2020	/s/ Harsha V. Agadi
HARSHA V. AGADI, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 5, 2020	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President-Finance (Principal Financial Officer)

Date	March 5, 2020	/s/ Dalerick M. Carden
DALERICK M. CARDEN, Senior Vice President and Controller (Principal Accounting Officer)

Date	March 5, 2020	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 5, 2020	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	March 5, 2020	/s/ Lisa Hannusch
LISA HANNUSCH, Director

Date	March 5, 2020	/s/ Michelle Jarrard
MICHELLE JARRARD, Director

Date	March 5, 2020	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	March 5, 2020	/s/ Rahul Patel
RAHUL PATEL, Director

Date	March 5, 2020	/s/ D. Richard Williams
D. RICHARD WILLIAMS, Director