Form 10-Q
period 2020-03-31
CRAWFORD & CO
filed 2020-05-05
CIK 25475

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2020
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

Yes ☐          No ☑
The number of shares outstanding of each class of the Registrant's common stock, as of April 28, 2020, was as follows:

Class A Common Stock, $1.00 par value: 30,518,579
Class B Common Stock, $1.00 par value: 22,510,144

CRAWFORD & COMPANY
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2020

Part I — Financial Information

Item 1. Financial Statements
CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Revenues:

Revenues before reimbursements	$237,531	$247,058
Reimbursements	8,515	9,319
Total Revenues	246,046	256,377

Costs and Expenses:

Costs of services provided, before reimbursements	177,604	177,888
Reimbursements	8,515	9,319
Total costs of services	186,119	187,207

Selling, general, and administrative expenses	55,754	58,659

Corporate interest expense, net of interest income of $111 and $350, respectively	2,224	2,716

Goodwill impairment	17,674	—

Restructuring costs	5,714	—

Total Costs and Expenses	267,485	248,582

Other (Expense) Income, net	(206)	907

(Loss) Income Before Income Taxes	(21,645)	8,702

(Benefit) Provision for Income Taxes	(8,486)	2,933

Net (Loss) Income	(13,159)	5,769

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	1,760	340

Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(11,399)	$6,109

(Loss) Earnings Per Share - Basic:
Class A Common Stock	$(0.21)	$0.12
Class B Common Stock	$(0.23)	$0.10

(Loss) Earnings Per Share - Diluted:
Class A Common Stock	$(0.21)	$0.12
Class B Common Stock	$(0.23)	$0.10

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,562	30,658
Class B Common Stock	22,578	23,367

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,562	31,106
Class B Common Stock	22,578	23,367

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Unaudited

	Three Months Ended March 31,
(In thousands)	2020	2019

Net (Loss) Income	$(13,159)	$5,769

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(3,472)	3,046

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $651 and $690, respectively	1,928	2,011

Other Comprehensive (Loss) Income	(1,544)	5,057

Comprehensive (Loss) Income	(14,703)	10,826

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,759	356

Comprehensive (Loss) Income Attributable to Shareholders of Crawford & Company	$(12,944)	$11,182

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

		*
(In thousands)	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$83,110	$51,802
Accounts receivable, less allowance for doubtful accounts of $9,374 and $9,348, respectively	121,230	128,217
Unbilled revenues, at estimated billable amounts	108,898	103,894
Income taxes receivable	13,289	7,820
Prepaid expenses and other current assets	23,470	23,476
Total Current Assets	349,997	315,209
Net Property and Equipment	30,680	31,425
Other Assets:
Operating lease right-of-use assets, net	108,974	102,354
Goodwill	62,883	80,642
Intangible assets arising from business acquisitions, net	72,625	75,083
Capitalized software costs, net	65,850	66,445
Deferred income tax assets	19,221	17,971
Other noncurrent assets	71,442	70,884
Total Other Assets	400,995	413,379
TOTAL ASSETS	$781,672	$760,013
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
Unaudited

		*
(In thousands, except par value amounts)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$39,784	$28,531
Accounts payable	33,335	34,377
Accrued compensation and related costs	58,140	68,499
Self-insured risks	10,594	11,311
Income taxes payable	—	3,030
Operating lease liabilities	29,277	30,765
Other accrued liabilities	35,948	31,449
Deferred revenues	31,265	28,288
Current installments of finance leases	38	15
Total Current Liabilities	238,381	236,265
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	187,271	148,408
Operating lease liabilities	95,522	87,064
Deferred revenues	24,042	24,080
Accrued pension liabilities	60,548	65,909
Other noncurrent liabilities	31,677	33,410
Total Noncurrent Liabilities	399,060	358,871
Redeemable Noncontrolling Interests	430	2,310
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,519 and 30,610 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	30,519	30,610
Class B common stock, $1.00 par value; 50,000 shares authorized; 22,510 and 22,671 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	22,510	22,671
Additional paid-in capital	63,949	63,392
Retained earnings	231,927	249,551
Accumulated other comprehensive loss	(207,876)	(206,907)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	141,029	159,317
Noncontrolling interests	2,772	3,250
Total Shareholders' Investment	143,801	162,567
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$781,672	$760,013
*    Derived from the audited Consolidated Balance Sheet
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(13,159)	$5,769
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,060	9,624
Goodwill impairment	17,674	—
Stock-based compensation	880	(247)
Changes in operating assets and liabilities:
Accounts receivable, net	6,084	1,571
Unbilled revenues, net	(7,240)	(8,361)
Accrued or prepaid income taxes	(10,355)	1,922
Accounts payable and accrued liabilities	(4,617)	(8,257)
Deferred revenues	2,898	1,578
Accrued retirement costs	(8,638)	(3,393)
Prepaid expenses and other operating activities	(1,565)	317
Net cash (used in) provided by operating activities	(7,978)	523

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(2,708)	(1,737)
Capitalization of computer software costs	(4,803)	(1,605)
Net cash used in investing activities	(7,511)	(3,342)

Cash Flows From Financing Activities:
Cash dividends paid	(3,268)	(3,282)
Proceeds (payments) from shares purchased under employee stock-based compensation plans	10	(110)
Repurchases of common stock	(2,666)	(16,418)
Increases in revolving credit facility borrowings	65,179	30,385
Payments on revolving credit facility borrowings	(11,910)	(11,578)
Increases in finance lease obligations	138	—
Payments on finance lease obligations	(2)	(54)
Acquisition of noncontrolling interests	(292)	—
Dividends paid to noncontrolling interests	—	(84)
Net cash provided by (used in) financing activities	47,189	(1,141)
Effects of exchange rate changes on cash and cash equivalents	(392)	515
Increase (decrease) in cash and cash equivalents	31,308	(3,445)
Cash and cash equivalents at beginning of year	51,802	53,119
Cash and cash equivalents at end of period	$83,110	$49,674
(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
Unaudited
(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2020	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2020	$30,610	$22,671	$63,392	$249,551	$(206,907)	$159,317	$3,250	$162,567
Net loss (1)	—	—	—	(11,399)	—	(11,399)	120	(11,279)
Other comprehensive loss	—	—	—	—	(1,545)	(1,545)	1	(1,544)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,268)	—	(3,268)	—	(3,268)
Stock-based compensation	—	—	880	—	—	880	—	880
Repurchases of common stock	(155)	(161)	—	(2,350)	—	(2,666)	—	(2,666)
Shares issued in connection with stock-based compensation plans, net	64	—	(54)	—	—	10	—	10
Increase in value of noncontrolling interest due to acquisition	—	—	(269)	—	576	307	(599)	(292)
Adoption of Topic 326	—	—	—	(607)	—	(607)	—	(607)
Balance at March 31, 2020	$30,519	$22,510	$63,949	$231,927	$(207,876)	$141,029	$2,772	$143,801

(1)The total net loss presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, 2020 excludes $1,880 in net loss attributable to the redeemable noncontrolling interests.

(See accompanying notes to condensed consolidated financial statements)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2019	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2019	$30,927	$24,408	$58,793	$273,607	$(216,447)	$171,288	$4,158	$175,446
Net income (2)	—	—	—	6,109	—	6,109	37	6,146
Other comprehensive income	—	—	—	—	5,073	5,073	(16)	5,057
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,282)	—	(3,282)	—	(3,282)
Stock-based compensation	—	—	(247)	—	—	(247)	—	(247)
Repurchases of common stock	(421)	(1,377)	—	(14,620)	—	(16,418)	—	(16,418)
Common stock activity, net	115	—	(225)	—	—	(110)	—	(110)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at March 31, 2019	$30,621	$23,031	$58,321	$261,814	$(211,374)	$162,413	$4,095	$166,508

(2) The total net income presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, 2019 excludes $377 in net loss attributable to the redeemable noncontrolling interests.

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

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity and the economic contraction resulting from the COVID-19 pandemic, the Company's operating results for the three months ended and financial position as of March 31, 2020 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2020 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 other than as disclosed herein. The Company recognized a goodwill impairment in the 2020 first quarter within its Crawford Claims Solutions segment, due to lower forecasts in that reporting unit, and the overall decline in market conditions from the COVID-19 pandemic. See Note 9, "Fair Value Measurements" of our accompanying consolidated financial statements for further discussion about goodwill impairment.
Certain prior period amounts among the segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results. Significant intercompany transactions have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2020 and December 31, 2019, the liabilities of the deferred compensation plan were $8,462,000 and $8,428,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,414,000 and $16,527,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of March 31, 2020 were $14,979,000 and $8,528,000, respectively. Total assets and liabilities of LWI as of December 31, 2019 were $14,686,000 and $9,176,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $4,284,000 as of March 31, 2020 and December 31, 2019.
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

2. Recently Issued Accounting Standards
Adoption of New Accounting Standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" together with its subsequent related amendments in 2018 and 2019, collectively referred to as Topic 326. Topic 326 replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value, including trade receivables, with gains and losses recognized through income. The Company estimates its expected credit losses based on past experience, current conditions and reasonable and supportable forecasts affecting collectability of these assets. We evaluate the risks related to our trade receivables and contract assets by considering customer type, geography, and aging. Topic 326 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted Topic 326 on January 1, 2020 using a modified retrospective approach. As a result of adopting Topic 326, the Company recognized a cumulative effect adjustment to decrease the opening balance of retained earnings by $607,000.
The Company has included assumptions related to expected credit losses from the impact of the COVID-19 pandemic in its results of operations for the quarter ended March 31, 2020.
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This update amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, by removing and modifying certain disclosure requirements and adding others. This update removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. This update requires the disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Further, this update clarifies that transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities are required to be disclosed. These updates are effective for annual periods beginning after December 15, 2019, and interim periods thereafter. The Company adopted this guidance on January 1, 2020 with no impact on its results of operation, financial condition and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).” This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. This update also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. Further, this update requires the presentation of the amortization expense in the statement of income, the presentation of the capitalized costs on the statement of financial position and the classification of payments for capitalized costs in the statement of cash flows related to capitalized implementation costs to be treated the same as the fees for service component of the associated hosting arrangement. The update is effective for annual periods beginning after December 15, 2019, and interim periods thereafter. The Company adopted this guidance on January 1, 2020 with no material impact on its results of operation, financial condition and cash flows.

Pending Adoption of Recently Issued Accounting Standards
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3. Revenue Recognition
As of January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the three months ended March 31, 2020 and 2019 reflect the application of ASC 606.
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
The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
U.S.	$31,428	$33,936
U.K.	15,345	16,371
Canada	10,139	12,121
Australia	9,945	10,519
Europe	6,961	6,465
Rest of World	3,769	3,907
Total Crawford Claims Solutions Revenues before Reimbursements	$77,587	$83,319

The Crawford TPA Solutions segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

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

The following tables present Crawford TPA Solutions revenues before reimbursements disaggregated by service line and geography for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$36,024	$42,069	$78,093	$36,313	$40,883	$77,196
U.K.	2,865	—	2,865	2,530	—	2,530
Canada	7,463	—	7,463	9,372	—	9,372
Europe and Rest of World	8,514	—	8,514	8,696	—	8,696
Total Crawford TPA Solutions Revenues before Reimbursements	$54,866	$42,069	$96,935	$56,911	$40,883	$97,794

The Company's Crawford Specialty Solutions segment principally generates revenues through its Global Technical Services and Contractor Connection service lines.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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
The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in thousands)	Global Technical Services	Contractor Connection	Total	Global Technical Services	Contractor Connection	Total
U.S.	$9,601	$15,326	$24,927	$10,271	$18,187	$28,458
U.K.	12,015	2,157	14,172	11,157	1,531	12,688
Canada	6,137	1,481	7,618	6,711	1,680	8,391
Australia	4,848	130	4,978	5,143	174	5,317
Europe	5,152	7	5,159	4,759	—	4,759
Rest of World	6,155	—	6,155	6,332	—	6,332
Total Crawford Specialty Solutions Revenues before Reimbursements	$43,908	$19,101	$63,009	$44,373	$21,572	$65,945

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
The table below presents the deferred revenues balance as of January 1, 2020 and the significant activity affecting deferred revenues during the three months ended March 31, 2020:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2020	$52,368
Quarterly additions	22,226
Revenue recognized from the prior periods	(14,293)
Revenue recognized from current quarter additions	(4,994)
Balance as of March 31, 2020	$55,307
Remaining Performance Obligations
As of March 31, 2020, the Company had $95.0 million of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.
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

4. Lease Commitments
During the three months ended March 31, 2020, the Company entered into a material lease in Allen, TX, related to a new client contract. This lease has an opening ROU asset and lease liability balance of $11,455,000. The Company has included the below annual lease disclosures for comparability between reporting periods.
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
When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement.
The Company, as sublessor, subleases certain office space which mostly consists of a two-building office complex in Plantation, Florida in which the terms of the primary lease and the related subleases end in December 2021. Under all of its executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $3.2 million during the remainder of 2020, $4.2 million in 2021 and $0.1 million in 2022.
The Company's finance leases are not material for the three months ended as of March 31, 2020 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's unaudited Condensed Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	March 31, 2020	December 31, 2019
Assets:
Operating lease	Operating lease right-of-use assets, net	$108,974	$102,354
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	29,277	30,765
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	95,522	87,064
Total operating lease liabilities		$124,799	$117,829

Weighted-Average Remaining Lease Term		6.14 years	5.72 years
Weighted-Average Discount Rate (1)		5.3%	5.4%
(1)    Upon adoption of Topic 842, discount rates used for existing leases were established at the transition date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The components of operating lease costs within the Company's unaudited Condensed Consolidated Statements of Operations consisted of the following for the three months ended March 31, 2020:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Operating lease cost	$9,535	$9,394
Variable lease cost	2,193	2,009
Sublease income	1,099	943
Supplemental cash flow information related to operating leases for the three months ended March 31, 2020 were as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,495	$9,596

Right-of-use assets obtained in exchange for lease obligations (1)	$16,173	$4,220
(1)Amount excludes $122.3 million of right-of-use assets recognized upon adoption of Topic 842.
Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	March 31, 2020
2020	$25,883
2021	32,656
2022	20,461
2023	14,540
2024	11,289
Thereafter	43,035
Total undiscounted lease payments	147,864
Less imputed interest	(23,064)
Present value of future lease payments	$124,799

5. Income Taxes
The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The provision for income taxes on consolidated income before income taxes totaled a benefit of $(8.5) million and a provision of $2.9 million for the three months ended March 31, 2020 and 2019, respectively. The overall effective tax rate increased to 39.2% for the three months ended March 31, 2020 compared with 33.7% for the 2019 period primarily due to the impact of goodwill impairment.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We do not intend to apply for governmental loans from the CARES Act or any other governmental programs to support the Company’s operations. We are taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits and continuing to evaluate the other provisions of the CARES Act. In addition, there are numerous international legislative responses that we continue to evaluate, such as the Canadian Emergency Wage Subsidy program, among other enactments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6. Defined Benefit Pension Plans
Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 included the following components:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Service cost	$320	$316
Interest cost	4,141	5,584
Expected return on assets	(7,018)	(7,471)
Amortization of actuarial loss	2,620	2,722
Net periodic cost	$63	$1,151

For the three months ended March 31, 2020 and 2019, the non-service components of net periodic pension (benefit) cost of $(257,000) and $835,000, respectively, are included in "Other (Expense) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the three month period ended March 31, 2020, the Company made contributions of $3,000,000 and $156,000 to the U.S. and U.K. defined benefit pension plans, respectively, compared with no contributions to the U.S. defined benefit plan and $193,000 to the U.K. defined benefit pension plans during the three month period ended March 31, 2019. The Company does not expect to make any additional contributions to its U.S. and U.K. plans during the remainder of 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7. Net (Loss) Income Attributable to Shareholders of Crawford & Company per Common Share
The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed (loss) earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same (loss) earnings per share for CRD-A and CRD-B. During the first quarter of 2020 and 2019, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.
The computations of basic net (loss) income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
(Loss) earnings per share - basic:
Numerator:
Allocation of undistributed (loss) earnings	$(8,436)	$(6,232)	$1,604	$1,223
Dividends paid	2,140	1,129	2,131	1,151
Net (loss) income attributable to common shareholders, basic	$(6,296)	$(5,103)	$3,735	$2,374

Denominator:
Weighted-average common shares outstanding, basic	30,562	22,578	30,658	23,367
(Loss) earnings per share - basic	$(0.21)	$(0.23)	$0.12	$0.10
The computations of diluted net (loss) income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
(Loss) earnings per share - diluted:
Numerator:
Allocation of undistributed (loss) earnings	$(8,436)	$(6,232)	$1,614	$1,213
Dividends paid	2,140	1,129	2,131	1,151
Net (loss) income attributable to common shareholders, diluted	$(6,296)	$(5,103)	$3,745	$2,364

Denominator:
Weighted-average common shares outstanding, basic	30,562	22,578	30,658	23,367
Weighted-average effect of dilutive securities	—	—	448	—
Weighted-average common shares outstanding, diluted	30,562	22,578	31,106	23,367
(Loss) earnings per share - diluted	$(0.21)	$(0.23)	$0.12	$0.10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Listed below are the shares excluded from the denominator in the preceding computation of diluted (loss) earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Shares underlying stock options excluded	1,904	931
Performance stock grants excluded because performance conditions have not been met (1)	932	1,144

(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months ended March 31, 2020 and March 31, 2019. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted (loss) earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
CRD-A issued under Non-Employee Director Stock Plan	81	76
CRD-A issued under the U.K. ShareSave Scheme	1	9
CRD-A issued under Executive Stock Bonus Plan	—	30
The Company's share repurchase authorization, approved in July 2017 (the "2017 Repurchase Authorization"), provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both). The 2017 Repurchase Authorization was terminated on May 8, 2019.
Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At March 31, 2020, the Company had remaining authorization to repurchase 642,097 shares under the 2019 Repurchase Authorization.
During the three months ended March 31, 2020, the Company repurchased 155,351 shares of CRD-A and 161,459 shares of CRD-B at an average cost of $8.42 for each share. During the three months ended March 31, 2019, the Company repurchased 421,427 shares of CRD-A and 1,376,889 shares of CRD-B at an average cost of $9.13 for each share. All shares repurchased during the three months ended March 31, 2019 were purchased pursuant to a stock purchase agreement authorized by the Board of Directors separate from the 2017 Repurchase Authorization and the 2019 Repurchase Authorization.

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

	Three Months Ended March 31, 2020
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(35,850)	$(171,057)	$(206,907)
Other comprehensive loss before reclassifications	(3,473)	—	(3,473)
Amounts reclassified from accumulated other comprehensive income	—	1,928	1,928
Net current period other comprehensive (loss) income	(3,473)	1,928	(1,545)
Acquisition of noncontrolling interest	576	—	576
Ending balance	$(38,747)	$(169,129)	$(207,876)

	Three Months Ended March 31, 2019
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(36,352)	$(180,095)	$(216,447)
Other comprehensive income before reclassifications	3,062	—	3,062
Amounts reclassified from accumulated other comprehensive income	—	2,011	2,011
Net current period other comprehensive income	3,062	2,011	5,073
Ending balance	$(33,290)	$(178,084)	$(211,374)

(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Other (Expense) Income, net" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 6, "Defined Benefit Pension Plans" for additional details.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9. Fair Value Measurements
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2020
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,021	$10,021	$—	$—

Liabilities:
Contingent earnout liability (2)	440	—	—	440

(1)
The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)
The contingent earnout liability relates to recent business acquisitions by the Crawford Specialty Solutions operating segment. The fair value of the contingent earnout liability was estimated using internally-prepared revenue projections, which is Level 3 data, with the maximum possible earnout of $813,000. As such, the fair value is not expected to vary materially. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of each contingent earnout agreement.

Fair Value Disclosures
There were no transfers of assets between fair value levels during the three months ended March 31, 2020. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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
During the first quarter of 2020, the Company identified a goodwill impairment indicator in its Crawford Claims Solutions reporting unit as a result of lower operating results and the overall decline in market conditions as a result of the COVID-19 pandemic. As a result, the Company recognized a goodwill impairment of $17,674,000, reducing the goodwill carrying value of Crawford Claims Solutions to $0 as of March 31, 2020. During the fourth quarter of 2019, as part the Company's 2019 annual assessment, the Company recognized a goodwill impairment of $17,484,000 in the Crawford Claims Solutions segment, due to lower forecasts in that reporting unit. Cumulative goodwill impairment in the Crawford Claims Solutions reporting unit is $55,565,000. The Company intends to continue to monitor the performance of its other three reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.
The key assumptions used in estimating the fair value of the CCS reporting unit utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of the CCS reporting unit in 2020 was 17.5%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

10. Segment Information
Financial information for the three months ended March 31, 2020 and 2019 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below.

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Revenues:
Crawford Claims Solutions	$77,587	$83,319
Crawford TPA Solutions	96,935	97,794
Crawford Specialty Solutions	63,009	65,945
Total segment revenues before reimbursements	237,531	247,058
Reimbursements	8,515	9,319
Total revenues	$246,046	$256,377

Segment Operating Earnings
Crawford Claims Solutions	$(3,679)	$(313)
Crawford TPA Solutions	6,285	6,733
Crawford Specialty Solutions	6,957	12,195
Total segment operating earnings	9,563	18,615

Deduct:
Unallocated corporate and shared costs, net	(2,550)	(3,914)
Net corporate interest expense	(2,224)	(2,716)
Stock option expense	(290)	(485)
Amortization of customer-relationship intangible assets	(2,756)	(2,798)
Goodwill impairment	(17,674)	—
Restructuring costs	(5,714)	—
(Loss) Income before income taxes	$(21,645)	$8,702

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's three operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Revenues before reimbursements by major service line in the Crawford TPA Solutions segment, which operates under the Broadspire brand globally, and the Crawford Specialty Solutions segment are shown in the following table. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Crawford TPA Solutions
Claims Management Services	$54,866	$56,911
Medical Management Services	42,069	40,883
Total Revenues before Reimbursements--Crawford TPA Solutions	$96,935	$97,794
Crawford Specialty Solutions
Global Technical Services	$43,908	$44,373
Contractor Connection	19,101	21,572
Total Revenues before Reimbursements--Crawford Specialty Solutions	$63,009	$65,945

11. Commitments and Contingencies
As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2020, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,636,000.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

12. Restructuring Costs
Total restructuring costs for the three months ended March 31, 2020 were $5,714,000. There were no restructuring costs for the three months ended March 31, 2019.
Restructuring costs incurred during the three months ended March 31, 2020, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. Costs associated with these activities were incurred in each of the Company's operating segments and in administrative functions. Asset impairments were incurred for obsolete software.
The following table shows the restructuring costs incurred by type of activity:

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Personnel related costs	$5,076	$—
Asset impairments	638	—
Total restructuring costs	$5,714	$—

As of March 31, 2020, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring costs. The rollforward of these liabilities to March 31, 2020 were as follows:

	Three months ended March 31, 2020
(in thousands)	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2019	$342	$472	$814
Additions	5,076	—	5,076
Adjustments to accruals	(372)	(467)	(839)
Cash payments	(1,264)	—	(1,264)
Ending balance, March 31, 2020	$3,782	$5	$3,787

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of March 31, 2020, the related condensed consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders’ investment for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated March 5, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report that are not statements of historical fact are forward-looking statements made pursuant to the "safe harbor" provisions thereof. These statements may relate to, among other things, our expected future operating results and financial condition, including the impact of COVID-19, our ability to grow our revenues and reduce our operating expenses, expectations regarding our anticipated contributions to our underfunded defined benefit pension plans, collectability of our billed and unbilled accounts receivable, financial results from our recently completed acquisitions, our continued compliance with the financial and other covenants contained in our financing agreements, and our other long-term capital resource and liquidity requirements. These statements may also relate to our business strategies, goals and expectations concerning our market position, future operations, margins, case and project volumes, profitability, contingencies, liquidity position, and capital resources. The words "anticipate", "believe", "could", "would", "should", "estimate", "expect", "intend", "may", "plan", "goal", "strategy", "predict", "project", "will" and similar terms and phrases, or the negatives thereof, identify forward-looking statements contained in this report.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•	a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,

•	changes in global economic conditions,

•	the impact of global pandemics, such as COVID-19, on claim volumes,

•	changes in interest rates,

•	changes in foreign currency exchange rates,

•	changes in regulations and practices of various governmental authorities,

•	changes in our competitive environment,

•	changes in the financial condition of our clients,

•	the loss of any material customer,

•	our ability to successfully integrate the operations of acquired businesses,

•	regulatory changes related to funding of defined benefit pension plans,

•	our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,

•	our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,

•	our ability to identify new revenue sources not tied to the insurance underwriting cycle,

•	our ability to develop or acquire information technology resources to support and grow our business,

•	our ability to attract and retain qualified personnel,

•	our ability to renew existing contracts with clients on satisfactory terms,

•	our ability to collect amounts due from our clients and others,

•	continued availability of funding under our financing agreements,

•	general risks associated with doing business outside the U.S., including changes in tax rates,

•	our ability to comply with the covenants in our financing or other agreements,

•	changes in the frequency or severity of man-made or natural disasters,

•	the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,

•	our ability to prevent or detect cybersecurity breaches and cyber incidents,

•	our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,

•	risks associated with our having a controlling shareholder, and

•	impairments of goodwill or our other indefinite-lived intangible assets.
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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2020 and 2019, and as of March 31, 2020, and December 31, 2019, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2019. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
The Company delivers services to its clients through a global service line reporting structure consisting of three operating segments: (i) Crawford Claims Solutions; (ii) Crawford TPA Solutions (formerly referred to as "Crawford TPA Solutions: Broadspire"), which operates under the Broadspire brand globally; and (iii) Crawford Specialty Solutions. Crawford Claims Solutions serves the global property and casualty insurance company markets. Crawford TPA Solutions serves the global casualty, disability and self-insurance marketplace worldwide. Crawford Specialty Solutions serves the global property and casualty insurance company markets.
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
We typically earn our revenues on an individual fee-per-claim basis for claims management services that we provide to insurance companies and self-insured entities. Accordingly, the volume of claim referrals to us is a key driver of our revenues. We cannot predict the future trend of case volumes for a number of reasons, including the frequency and severity of weather related cases and the occurrence of natural and man-made disasters, which are a significant source of cases for us and are not subject to accurate forecasting, as well as the economic impact that COVID-19 may have on global case volumes and the duration of any such impact.

Results of Operations
Executive Summary
Consolidated revenues before reimbursements decreased $9.5 million, or 3.9%, for the three months ended March 31, 2020 compared to the same period of 2019. This reduction was due to a decline in revenues in each of our operating segments, primarily due to a reduction in weather related activity and the initial economic impact of the COVID-19 pandemic in the U.S. and Canada. Changes in foreign exchange rates decreased our consolidated revenues by $1.3 million, or 0.6%, for the three months ended March 31, 2020 as compared to the prior year period. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three months ended March 31, 2020.

	Three Months Ended			Three Months Ended
				Based on exchange rates for three months ended March 31, 2019
(in thousands, except percentages)	March 31, 2020	March 31, 2019	Variance	March 31, 2020	% Variance
Revenues:
Crawford Claims Solutions	$77,587	$83,319	(6.9)%	$78,211	(6.1)%
Crawford TPA Solutions	96,935	97,794	(0.9)%	97,278	(0.5)%
Crawford Specialty Solutions	63,009	65,945	(4.5)%	63,310	(4.0)%
Total revenues before reimbursements	237,531	247,058	(3.9)%	238,799	(3.3)%
Reimbursements	8,515	9,319	(8.6)%	8,576	(8.0)%
Total Revenues	$246,046	$256,377	(4.0)%	$247,375	(3.5)%

Excluding foreign currency implications, consolidated revenues before reimbursements decreased $8.3 million, or 3.3%, for the three months ended March 31, 2020. Revenues from the Crawford Claims Solutions segment decreased in the three months ended March 31, 2020 primarily due to a decrease in cases as a result of benign weather in the U.S. and Canada. Revenues from the Crawford TPA Solutions segment decreased due to a decrease in cases received in Canada. Revenues from the Crawford Specialty Solutions segment decreased primarily due to a decrease in the Contractor Connection service line due to a reduction in weather related case activity.
We estimate that COVID-19 negatively impacted our revenues by $3.5 million and operating earnings by $1.8 million in the three months ended March 31, 2020 in the U.S. and Canada. There was minimal impact in the first quarter for other international operations due to the two-month reporting lag for reporting their financial results. We expect the ongoing global economic slowdown resulting from COVID-19 could have a material impact to our results of operations, financial condition, and cash flows in one or more future quarters.
Overall, there was a decrease in cases received of 5.3% for the three months ended March 31, 2020 compared to the 2019 period, primarily due to a reduction in weather related activity in 2020 and the initial economic impact of COVID-19 in the U.S. and Canada. As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially below first quarter levels, unless offset by the impact of cases received from new clients or weather related activity.
To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three months ended March 31, 2020:

		Three Months Ended
		March 31, 2020		March 31, 2019
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$134,448	56.6%	$139,598	56.5%
U.K.	GBP	32,382	13.6%	31,581	12.8%
Canada	CAD	25,220	10.6%	29,884	12.1%
Australia	AUD	15,545	6.6%	16,255	6.6%
Europe	EUR	13,389	5.6%	12,865	5.2%
Rest of World		16,547	7.0%	16,875	6.8%
Total Revenues, before reimbursements		$237,531		$247,058

Costs of services provided, before reimbursements, decreased $0.3 million, or 0.2%, for the three months ended March 31, 2020 as compared to the same period of 2019. The decrease in the first quarter was primarily due to a decrease in Crawford Claims Solutions related to the reduction in revenues.
Selling, general, and administrative ("SG&A") expenses decreased $2.9 million, or 5.0% in the three months ended March 31, 2020 compared with the same period of 2019. The decrease in the first quarter was due to a decrease in incentive compensation and other administrative costs.
We recognized a pretax non-cash goodwill impairment in 2020 totaling $17.7 million related to its Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense.
We recognized pretax restructuring costs totaling $5.7 million in the 2020 first quarter, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring costs was comprised of $5.1 million severance expense and related payroll taxes, and $0.6 million asset impairment.
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
We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.
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
Restructuring costs arise from time to time from events (such as internal restructurings, losses on subleases, establishment of new operations, and asset impairments) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.
Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, goodwill impairment and restructuring costs follows the discussion and analysis of the results of operations of our three operating segments.

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
Segment Performance Indicators
We typically earn our revenues on an individual fee-per-claim basis for claims management services we provide to carriers, brokers and corporates. Accordingly, the volume of claim referrals to us is a key driver of our revenues. We believe that a discussion and analysis of the segment unit volumes, as measured by cases received, is helpful in understanding the results of our operations.

Operating results for our Crawford Claims Solutions, Crawford TPA Solutions, and Crawford Specialty Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2020	March 31, 2019
Revenues:
Crawford Claims Solutions	$77,587	$83,319
Crawford TPA Solutions	96,935	97,794
Crawford Specialty Solutions	63,009	65,945
Total Revenues before reimbursements	237,531	247,058
Reimbursements	8,515	9,319
Total Revenues	$246,046	$256,377

Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$53,380	$55,901
% of related revenues before reimbursements	68.8%	67.1%
Crawford TPA Solutions	58,929	58,381
% of related revenues before reimbursements	60.8%	59.7%
Crawford Specialty Solutions	35,871	34,958
% of related revenues before reimbursements	56.9%	53.0%
Total	$148,180	$149,240
% of Revenues before reimbursements	62.4%	60.4%

Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$27,886	$27,731
% of related revenues before reimbursements	35.9%	33.3%
Crawford TPA Solutions	31,721	32,680
% of related revenues before reimbursements	32.7%	33.4%
Crawford Specialty Solutions	20,181	18,792
% of related revenues before reimbursements	32.0%	28.5%
Total before reimbursements	79,788	79,203
% of Revenues before reimbursements	33.6%	32.1%
Reimbursements	8,515	9,319
Total	$88,303	$88,522
% of Revenues	35.9%	34.5%
Segment Operating (Loss) Earnings:
Crawford Claims Solutions	$(3,679)	$(313)
% of related revenues before reimbursements	(4.7)%	(0.4)%
Crawford TPA Solutions	6,285	6,733
% of related revenues before reimbursements	6.5%	6.9%
Crawford Specialty Solutions	6,957	12,195
% of related revenues before reimbursements	11.0%	18.5%
Deduct:
Unallocated corporate and shared costs, net	(2,550)	(3,914)
Net corporate interest expense	(2,224)	(2,716)
Stock option expense	(290)	(485)
Amortization of customer-relationship intangible assets	(2,756)	(2,798)
Goodwill impairment	(17,674)	—
Restructuring costs	(5,714)	—
(Loss) income before income taxes	(21,645)	8,702
Provision for income taxes	8,486	(2,933)
Net (loss) income	(13,159)	5,769
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,760	340
Net (loss) income attributable to shareholders of Crawford & Company	$(11,399)	$6,109

The table below, read together with the reconciliation on the previous page, represents gross profit for our segments reconciled to Segment operating earnings:

	Three Months Ended
(in thousands, except percentages)	March 31, 2020	March 31, 2019
Revenues Before Reimbursements:
Crawford Claims Solutions	$77,587	$83,319
Crawford TPA Solutions	96,935	97,794
Crawford Specialty Solutions	63,009	65,945
Total Revenues before reimbursements	$237,531	$247,058
Direct Expenses:
Crawford Claims Solutions	$63,800	$66,242
% of related revenues before reimbursements	82.2%	79.5%
Crawford TPA Solutions	73,694	72,331
% of related revenues before reimbursements	76.0%	74.0%
Crawford Specialty Solutions	44,007	43,504
% of related revenues before reimbursements	69.8%	66.0%
Total segment direct expenses	$181,501	$182,077
% of related revenues before reimbursements	76.4%	73.7%
Segment Gross Profit:
Crawford Claims Solutions	$13,787	$17,077
% of related revenues before reimbursements	17.8%	20.5%
Crawford TPA Solutions	23,241	25,463
% of related revenues before reimbursements	24.0%	26.0%
Crawford Specialty Solutions	19,002	22,441
% of related revenues before reimbursements	30.2%	34.0%
Total segment gross profit	$56,030	$64,981
% of related revenues before reimbursements	23.6%	26.3%
Segment Indirect Costs:
Crawford Claims Solutions	$17,466	$17,390
% of related revenues before reimbursements	22.5%	20.9%
Crawford TPA Solutions	16,956	18,730
% of related revenues before reimbursements	17.5%	19.2%
Crawford Specialty Solutions	12,045	10,246
% of related revenues before reimbursements	19.1%	15.5%
Total segment indirect costs	$46,467	$46,366
% of related revenues before reimbursements	19.6%	18.8%
Segment Operating (Loss) Earnings:
Crawford Claims Solutions	$(3,679)	$(313)
% of related revenues before reimbursements	(4.7)%	(0.4)%
Crawford TPA Solutions	6,285	6,733
% of related revenues before reimbursements	6.5%	6.9%
Crawford Specialty Solutions	6,957	12,195
% of related revenues before reimbursements	11.0%	18.5%

CRAWFORD CLAIMS SOLUTIONS SEGMENT
Our Crawford Claims Solutions segment incurred an operating loss of $(3.7) million, or (4.7)% of revenues before reimbursements, for the three months ended March 31, 2020, compared with an operating loss in 2019 of $(0.3) million, or (0.4)% of revenues before reimbursements. The trend of reduced weather related activity experienced in the 2019 fourth quarter continued to impact the first quarter of 2020. The decrease in operating earnings in the first quarter of 2020 was due to a decrease in weather related case activity, which was partially offset by a decrease in expenses.
Excluding centralized indirect support costs, gross profit decreased from $17.1 million, or 20.5% of revenues before reimbursements in 2019, to $13.8 million, or 17.8% of revenues before reimbursements, in the three months ended March 31, 2020, for the reasons referenced above.
Revenues before Reimbursements
Crawford Claims Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2019
(in thousands, except percentages)	March 31, 2020	March 31, 2019	Variance	March 31, 2020	Variance
U.S.	$31,428	$33,936	(7.4)%	$31,428	(7.4)%
U.K.	15,345	16,371	(6.3)%	15,106	(7.7)%
Canada	10,139	12,121	(16.4)%	10,219	(15.7)%
Australia	9,945	10,519	(5.5)%	10,450	(0.7)%
Europe	6,961	6,465	7.7%	7,232	11.9%
Rest of World	3,769	3,907	(3.5)%	3,776	(3.4)%
Total Crawford Claims Solutions Revenues before Reimbursements	$77,587	$83,319	(6.9)%	$78,211	(6.1)%

Revenues before reimbursements from our Crawford Claims Solutions segment totaled $77.6 million in the three months ended March 31, 2020, compared with $83.3 million in the comparable 2019 period. This decrease was primarily due to a decrease in case volumes in the U.S. and Canada due to a reduction in weather related activity. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 0.8%, or $0.6 million, for the three months ended March 31, 2020 as compared with the 2019 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $78.2 million for the three months ended March 31, 2020. There was a decrease in segment unit volume, measured principally by cases received, of 6.5% for the three months ended March 31, 2020, compared with the 2019 period. Changes in product mix and in the rates charged for those services accounted for a 0.4% revenue increase for the three months ended March 31, 2020 compared with the same period in 2019 due primarily to a reduction in high-frequency, low-complexity cases.
The decrease in revenues in the U.S. for the three months ended March 31, 2020 was primarily due to a decrease in weather related case volumes. Based on constant foreign exchange rates, there was a decrease in revenues in the U.K. for 2020 compared with 2019 due to a decrease in weather related activity and liability case volumes. Revenues in Canada decreased in the first quarter of 2020 due to a reduction in weather related case activity. There was a decrease in revenue in Australia, although there was an increase in cases received from catastrophic activity late in the first quarter for which revenues should follow as work is completed in future periods. There was an increase in revenues in Europe in the first quarter due to a change in the mix of services provided. The decrease in revenues in Rest of World for the current three month period compared with the 2019 period was primarily due to a reduction in case volumes in Asia.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $4.3 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in reimbursed expenses was due to the lower revenues in the 2020 period compared to 2019.

Case Volume Analysis
Crawford Claims Solutions segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2020	March 31, 2019	Variance
U.S.	69,476	72,195	(3.8)%
U.K.	12,964	13,791	(6.0)%
Canada	5,913	11,015	(46.3)%
Australia	10,898	10,120	7.7%
Europe	8,246	7,871	4.8%
Rest of World	3,910	4,190	(6.7)%
Total Crawford Claims Solutions Cases Received	111,407	119,182	(6.5)%

Overall, there was a decrease in cases received of 6.5% for the three months ended March 31, 2020 compared to the 2019 period. The decrease in U.S. case volumes in the first quarter was due to a reduction in weather related activity in 2020 and a change in the mix of services provided. The U.K. case volumes were lower in the first quarter due to a decrease in weather related activity. The decrease in Canada was due to a reduction in weather related cases and a change in the mix of services provided. There was an increase in cases in Australia due to an increase in weather related activity late in the first quarter that should be reflected as revenues in future periods. There was an increase in cases received in Europe in 2020 due to an increase in weather related claims. There was a decrease in cases received in Rest of World in the first quarter due to a decline in high-frequency, low-complexity property cases in Asia.
As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially below first quarter levels, unless offset by the impact of cases received from new client programs or weather related activity.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 68.8% for the three months ended March 31, 2020 compared to 67.1% for the 2019 period. The total dollar amount of these expenses decreased to $53.4 million for the three months ended March 31, 2020 from $55.9 million for the comparable 2019 period. The decrease in costs was due to the reduction in employees, and the increase in expenses as a percent of revenues before reimbursements is because the reduction in expenses did not offset the reduction in revenues. There was an average of 2,748 full-time equivalent employees in this segment in the three months ended March 31, 2020 compared with an average of 2,908 in the 2019 period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Claims Solutions expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $27.9 million for the three months ended March 31, 2020 compared with $27.7 million for the 2019 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 35.9% for the three months ended March 31, 2020 compared with 33.3% for the 2019 period. The increase in expense as a percent of revenues was due to the reduction in revenues although expense levels remained constant.

CRAWFORD TPA SOLUTIONS SEGMENT
Our Crawford TPA Solutions segment, which operates under the Broadspire brand globally, reported operating earnings of $6.3 million, or 6.5% of revenues before reimbursements, for the first quarter of 2020 as compared to $6.7 million, or 6.9% of revenues before reimbursements, for the first quarter of 2019. This decrease was due to slightly lower revenues that were partly offset with lower administrative costs.
Excluding centralized indirect support costs, first quarter gross profit decreased from $25.5 million, or 26.0% of revenues before reimbursements, in 2019 to $23.2 million, or 24.0% of revenues before reimbursements, in 2020.

Revenues before Reimbursements
Crawford TPA Solutions revenues are derived from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2019
(in thousands, except percentages)	March 31, 2020	March 31, 2019	Variance	March 31, 2020	Variance
U.S.	$78,093	$77,196	1.2%	$78,093	1.2%
U.K.	2,865	2,530	13.2%	2,821	11.5%
Canada	7,463	9,372	(20.4)%	7,521	(19.8)%
Europe and Rest of World	8,514	8,696	(2.1)%	8,843	1.7%
Total Crawford TPA Solutions Revenues before Reimbursements	$96,935	$97,794	(0.9)%	$97,278	(0.5)%

Revenues before reimbursements from our Crawford TPA Solutions segment totaled $96.9 million in the three months ended March 31, 2020 compared with $97.8 million in the 2019 period. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions segment revenues by approximately 0.4%, or $0.3 million, as compared with the 2019 period. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 1.4% for the three months ended March 31, 2020 compared with the same period of 2019. Changes in product mix and in the rates charged for those services accounted for a 1.9% revenue decrease for the 2020 first quarter compared with the 2019 period.
The increase in revenues in the U.S. for the three months ended March 31, 2020 was due to an increase in new clients in the latter part of 2019 and ramp up of related case volumes. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. in the first quarter, due to client case volume increases from both new and existing clients. Revenues in Canada decreased in the current year due to a change in the mix of services provided and a reduction in case volumes. Revenues increased in Europe and Rest of World in the first quarter primarily due to growth from both new and existing clients.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment were $2.1 million for the three months ended March 31, 2020, compared with $2.5 million in the comparable 2019 period. The changes in reimbursed expenses was consistent with the revenues between periods.
Case Volume Analysis
Crawford TPA Solutions unit volumes by geographic region, as measured by cases received, for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2020	March 31, 2019	Variance
U.S.	126,673	119,963	5.6%
U.K.	11,684	8,475	37.9%
Canada	19,220	21,641	(11.2)%
Europe and Rest of World	47,023	51,615	(8.9)%
Total Crawford TPA Solutions Cases Received	204,600	201,694	1.4%

Overall case volumes were 1.4% higher for the three months ended March 31, 2020, compared with 2019, due to increases in the U.S. and U.K. The increase in the U.S. was due to an increase in Claims Management, Medical Management, and Accident & Health cases. There was an increase in the 2020 period in the U.K. due to increased volumes from both current and new clients. The reduction in Canada was due to lower carrier volumes as more cases were handled internally. The decrease in cases received in Europe and Rest of World was due to a decline in high-frequency, low-complexity cases received in the first quarter.
Crawford TPA Solutions unit volumes, particularly in the U.S., are sensitive to overall employment levels and workplace reported injuries. As a result of the increased level of unemployment in the U.S. due to the economic contraction from the COVID-19 pandemic, as well as economic contraction globally which could impact other geographic regions, future case referrals could be materially below those reported in the 2020 first quarter unless offset by new client programs.
Direct Compensation, Fringe Benefits & Non-Employee Labor
The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended March 31, 2020, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 59.7% in 2019 to 60.8% in 2020. The amount of these expenses also increased from $58.4 million for the three months ended March 31, 2019 to $58.9 million for the 2020 comparable period, due to an increase in average full-time equivalent employees.
Average full-time equivalent employees in this segment totaled 3,230 in the first three months of 2020, up from 3,158 in the comparable 2019 period. This increase was due to an increase in employees to support clients in most regions that was partly offset by a decrease in Canada.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford TPA Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 32.7% for the three months ended March 31, 2020, respectively, compared with 33.4% in the comparable 2019 period. The decrease in expenses as a percent of revenues in the first quarter was due to expense controls implemented in 2020. The amount of these expenses decreased from $32.7 million for the three months ended March 31, 2019 to $31.7 million in 2020, due to the lower revenues and lower administrative support expenses.

CRAWFORD SPECIALTY SOLUTIONS SEGMENT
Our Crawford Specialty Solutions segment reported operating earnings of $7.0 million for the March 31, 2020, as compared with operating earnings of $12.2 million in the comparable 2019 period. The related segment operating margin decreased from 18.5% for the quarter ended March 31, 2019, to 11.0% in the comparable 2020 period. This decrease was primarily due to a reduction in revenues in our Contractor Connection service line resulting from a decline in weather related case activity, and an increase in compensation expense.
Excluding indirect support costs, gross profit in the first quarter decreased from $22.4 million, or 34.0% of revenues before reimbursements in 2019 to $19.0 million, or 30.2% of revenues before reimbursements, in 2020, for the reasons referenced above.
Revenues before Reimbursements
Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for three months ended March 31, 2019
(in thousands, except percentages)	March 31, 2020	March 31, 2019	Variance	March 31, 2020	Variance
U.S.	$24,927	$28,458	(12.4)%	$24,927	(12.4)%
U.K.	14,172	12,688	11.7%	13,954	10.0%
Canada	7,618	8,391	(9.2)%	7,681	(8.5)%
Australia	4,978	5,317	(6.4)%	5,233	(1.6)%
Europe	5,159	4,759	8.4%	5,304	11.5%
Rest of World	6,155	6,332	(2.8)%	6,211	(1.9)%
Total Crawford Specialty Solutions Revenues before Reimbursements	$63,009	$65,945	(4.5)%	$63,310	(4.0)%

Revenues before reimbursements from our Crawford Specialty Solutions segment totaled $63.0 million in the three months ended March 31, 2020, compared with $65.9 million in the 2019 period. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 0.5%, or $0.3 million, for the three months ended March 31, 2020, as compared with 2019. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $63.3 million for the three months ended March 31, 2020.
Overall case volumes were 19.5% lower for the three months ended March 31, 2020, compared with the same period of 2019. Changes in product mix and in the rates charged for those services accounted for a 15.5% revenue increase for the three months ended March 31, 2020 compared with the same period in 2019.
The decrease in revenues in the U.S. for the three months ended March 31, 2020 was due to a reduction in weather related case volumes in our Contractor Connection and Global Technical Services service lines, an compared with the 2019 period. On a constant currency basis, there was a revenue increase in the U.K. in the 2020 first quarter primarily due to an increase in our Global Technical Services service line. Revenues in Canada decreased in the 2020 period compared with 2019 due to a decrease in weather related case volumes in Contractor Connection and Global Technical Services. There was a decrease in revenues in Australia due to a reduction in property cases. There was a revenue increase in Europe in the first quarter due to increased revenues in our Global Technical Services service line. The decrease in revenues in Rest of World was primarily due to a decrease in weather related activity in Asia.
Reimbursed Expenses included in Total Revenues
Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment were $2.1 million for the three months ended March 31, 2020 compared with $2.2 million in the comparable 2019 period, consistent with the revenues between periods.

Case Volume Analysis
Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2020	March 31, 2019	Variance
U.S.	43,456	54,111	(19.7)%
U.K.	3,333	2,553	30.6%
Canada	13,537	20,249	(33.1)%
Australia	1,367	1,520	(10.1)%
Europe	2,524	2,984	(15.4)%
Rest of World	5,304	4,970	6.7%
Total Crawford Specialty Solutions Cases Received	69,521	86,387	(19.5)%
Overall case volumes were 19.5% lower in the three months ended March 31, 2020 compared with the same period in 2019, due to a reduction in weather related case activity. The decrease in U.S. case volumes in the three months ended March 31, 2020 was primarily due to a decrease in weather related cases in Contractor Connection, compared to the 2019 period. The U.K. case volumes were higher in the 2020 period due to an increase in high-frequency, low-complexity property cases in the Contractor Connection service line. There was a decrease in cases received in Canada in the first quarter due to a decrease in weather related activity in the current year. The decrease in Australia cases was due to a reduction in high-frequency, low-complexity property cases in the current period. The decrease in cases in Europe was primarily due to a decrease in Global Technical Services. Cases received in Rest of World was higher in the first quarter of 2020 due to an increase in weather related cases in Asia.
As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially below first quarter levels, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor
Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 56.9% in the 2020 first quarter compared to 53.0% in the 2019 first quarter. The dollar amount of these expenses was $35.9 million for the 2020 first quarter and $35.0 million for the comparable 2019 period. This increase was to support client growth. The increase in the percentage of revenues before reimbursements was due to increased compensation expense in 2020. There was an average of 1,458 full-time equivalent employees in Crawford Specialty Solutions in the 2020 three month period, compared with an average of 1,496 for the comparable 2019 three month period.
Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor
Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 32.0% of Crawford Specialty Solutions revenues before reimbursements for the three months ended March 31, 2020 compared with 28.5% for the comparable period in 2019. The dollar amount of these expenses increased to $20.2 million in the 2020 first quarter as compared with $18.8 million in the comparable 2019 period. The increase in both the expense and the expense as a percent of revenues before reimbursements in 2020 is due to an increase in administrative costs.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS
Income Taxes
Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. After considering goodwill and intangible asset impairments and the impact of expected operating losses in certain international operations, we estimate that our effective income tax rate for 2020 will be approximately 49% to 51% after considering known discrete items as of March 31, 2020.

The provision for income taxes on consolidated income before income tax totaled a benefit of $(8.5) million and a provision of $2.9 million for the three months ended March 31, 2020 and 2019, respectively. The overall effective tax rate increased to 39.2% for the three months ended March 31, 2020 compared with 33.7% for the 2019 period primarily due to the impact of goodwill impairment.
Net Corporate Interest Expense
Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $2.3 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively. There was $0.1 million interest income during the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019.
Stock Option Expense
Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.3 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
Amortization of Customer-Relationship Intangible Assets
Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.8 million for each of the three months ended March 31, 2020 and 2019. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.
Unallocated Corporate and Shared Costs, Net
Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2020 and 2019, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.
Unallocated corporate and shared costs were $2.6 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively. The decrease for the three months ended March 31, 2020 was due to a decrease in defined benefit pension expense and other administrative costs.
Goodwill Impairment
The Company recognized a pretax non-cash goodwill impairment in 2020 totaling $17.7 million related to its Crawford
Claims Solutions reporting unit. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense. There was no goodwill impairment in the 2019 first quarter. See Note 9, "Fair Value Measurements" of our accompanying consolidated financial statements for further discussion about goodwill impairment.
Restructuring Costs
The Company recognized pretax restructuring costs totaling $5.7 million in the 2020 first quarter, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring cost was comprised of $5.1 million severance expense and related payroll taxes, and $0.6 million asset impairment. See Note12, "Restructuring Costs" of our accompanying consolidated financial statements for further discussion about restructuring costs.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
At March 31, 2020, our working capital balance (current assets less current liabilities) was approximately $111.6 million, an increase of $32.7 million from the working capital balance at December 31, 2019. Our cash and cash equivalents were $83.1 million at March 31, 2020, compared with $51.8 million at December 31, 2019.

Cash and cash equivalents as of March 31, 2020 consisted of $58.1 million held in the U.S. and $25.0 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.
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
Cash Used in/Provided by Operating Activities
Cash used in operating activities was $8.0 million for the three months ended March 31, 2020, compared with $0.5 million of cash provided in the comparable period of 2019. The decrease in cash provided by operating activities was primarily due to an increase in pension contributions in 2020 and lower net income, compared with the same period of 2019. The increased use within "Accrued or prepaid income taxes" in the 2020 period is due to a $8.5 million non-cash tax benefit, primarily resulting from the non-discrete income tax treatment of the goodwill impairment.
Cash Used in Investing Activities
Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $7.5 million for the three months ended March 31, 2020, compared with $3.3 million used in the first three months of 2019. Capital expenditures were higher in the 2020 period due to an increase in capitalized software to support initiatives in our operating segments.
Cash Provided by/Used in Financing Activities
Cash provided by financing activities was $47.2 million for the three months ended March 31, 2020, compared with $1.1 million used in financing activities for the 2019 period. We paid $3.3 million in dividends in each of the three months ended March 31, 2020 and 2019. During the first three months of 2020, we increased net borrowing from our revolving credit facility by $53.3 million, compared with a net increase during the first three months of 2019 of $18.8 million, to fund working capital requirements and to provide extra liquidity as a result of the economic uncertainty due to the COVID-19 pandemic. Share repurchases totaled $2.7 million in the 2020 period, compared to $16.4 million for the first three months of 2019.
Other Matters Concerning Liquidity and Capital Resources
As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.6 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $204.9 million at March 31, 2020. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. However, certain events, such as the COVID-19 pandemic, will likely impact the level and timing of our short-term debt obligations in the future. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $227.1 million as of March 31, 2020 compared with $177.0 million at December 31, 2019.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Agreement based on our trailing twelve month EBITDA, as defined in our Credit Agreement. At March 31, 2020, we had $83.1 million of cash on hand and additional borrowing capacity, based on trailing twelve month EBITDA, of $98.6 million, resulting in total liquidity of $181.7 million at March 31, 2020. In response to the COVID-19 pandemic, we have taken a number of steps to enhance our liquidity including reducing our planned capital expenditures, stopping our discretionary U.S. defined benefit pension plan contributions for the remainder of 2020, ceasing share repurchases under our 10b5-1 repurchase plan, and adjusting our employment levels through furloughs and reductions in force. We do not intend to apply for governmental loans to support the Company’s operations but are continuing to evaluate the CARES Act and are taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits. In addition, there are numerous international legislative responses that we continue to evaluate, such as the Canadian Emergency Wage Subsidy program, among other enactments.
Defined Benefit Pension Funding and Cost
We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $63.5 million and overfunded by $35.0 million, respectively, at December 31, 2019, based on accumulated benefit obligations of $440.5 million and $262.0 million for the U.S. Qualified Plan and the U.K. plans, respectively.
For the three months ended March 31, 2020, the Company made contributions of $3.0 million to its U.S. defined benefit pension plan and $0.2 million to its U.K. defined benefit pension plans, respectively. During the comparable period in 2019 no contributions were made to the U.S. defined benefit pension plan and $0.2 million was contributed to the U.K. defined benefit plans. The Company does not expect to make any additional contributions to its U.S. and U.K. plans during the remainder of 2020. Anticipated funding for the other international plans is not significant.
Dividend Payments
Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the three months ended March 31, 2020, we paid $3.3 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, the impact of the COVID-19 pandemic on our business, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.
Financial Condition
Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2020, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2019 were as follows:

•
Unbilled revenues increased $7.2 million excluding foreign currency exchange impacts and the adoption of Topic 326. This increase was primarily due to the Crawford Claims Solutions segment, which had increases due to weather related activity in the U.K. and Australia.

•
Accrued retirement costs decreased $8.6 million excluding foreign exchange impacts. The decrease related to a contribution to our pension plan as well as timing of annual payments such as our 401K match program.

At March 31, 2020, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we have certain material obligations under operating lease agreements to which we are a party. As discussed in Note 4, "Lease Commitments" of our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, the Company records operating lease-related assets and liabilities on our unaudited Condensed Consolidated Balance Sheets.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except as set forth below, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposures to market risk have increased since December 31, 2019 due to an anticipated decreased demand for our services as a result of global economic contraction resulting from the COVID-19 pandemic, and increased credit risk in our unbilled revenues and accounts receivable balances from certain customers who may be experiencing financial difficulty.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the COVID-19 coronavirus pandemic.

The global spread of the COVID-19 coronavirus has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;

•	the impact of the pandemic on economic activity and actions taken in response;

•	the effect on our clients and client demand for our services and solutions;

•	our ability to sell and provide our services and solutions, including as a result of travel restrictions and employees working from home;

•	the ability of our clients to pay for our services and solutions;

•	the impact on our third party vendors;

•	any closures of our and our clients’ offices and facilities, and

•	any restrictions on our ability to provide services at a claim site or the location of a claimant whether for purposes of evaluating the claim, managing the repair or delivering services.

The closure of offices or restrictions inhibiting our employees’ ability to travel or interact with claimants and access claim sites, has disrupted, and could in the future disrupt our ability to provide our services and solutions and result in, among other things, terminations of client contracts, delay in our ability to perform services, an altering of the mix of services requested by clients and claimants, and other losses of revenue. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's share repurchase authorization, approved on May 9, 2019 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2019, the Company has purchased 316,810 shares pursuant to the 2019 Repurchase Authorization. As of March 31, 2020, the Company was authorized to repurchase 642,097 shares under the 2019 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of December 31, 2019				958,907
January 1, 2020 - January 31, 2020
CRD-A	33,412	$9.14	33,412
CRD-B	75,000	$9.78	75,000
Totals of January 31, 2020				850,495
February 1, 2020 - February 29, 2020
CRD-A	75,000	$9.04	75,000
CRD-B	32,027	$8.04	32,027
Totals of February 29, 2020				743,468
March 1, 2020 - March 31, 2020
CRD-A	46,939	$6.93	46,939
CRD-B	54,432	$6.77	54,432
Totals as of March 31, 2020	316,810		316,810	642,097

Item 6. Exhibits

Exhibit
No.	Description
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

Crawford & Company (Registrant)

Date:	May 5, 2020	/s/ Harsha V. Agadi
Harsha V. Agadi
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2020	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)