Form 10-Q
period 2020-06-30
CRAWFORD & CO
filed 2020-08-03
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2020

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

Yes ☐          No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of July 27, 2020, was as follows:

Class A Common Stock, $1.00 par value: 30,642,952

Class B Common Stock, $1.00 par value: 22,510,144

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2020

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2020	2019
Revenues:

Revenues before reimbursements	$234,416	$256,881
Reimbursements	8,459	10,965
Total Revenues	242,875	267,846

Costs and Expenses:

Costs of services provided, before reimbursements	163,598	174,927
Reimbursements	8,459	10,965
Total costs of services	172,057	185,892

Selling, general, and administrative expenses	55,508	60,184

Corporate interest expense, net of interest income of $0 and $295, respectively	2,452	2,468

Arbitration and claim settlements	—	11,352

Loss on disposition of business	341	—

Total Costs and Expenses	230,358	259,896

Other Expense, net	(84)	(2,467)

Income Before Income Taxes	12,433	5,483

Provision for Income Taxes	6,311	2,859

Net Income	6,122	2,624

Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	(224)	18

Net Income Attributable to Shareholders of Crawford & Company	$5,898	$2,642

Earnings Per Share - Basic:
Class A Common Stock	$0.11	$0.06
Class B Common Stock	$0.11	$0.04

Earnings Per Share - Diluted:
Class A Common Stock	$0.11	$0.06
Class B Common Stock	$0.11	$0.04

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,521	30,799
Class B Common Stock	22,510	23,021

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,690	31,113
Class B Common Stock	22,510	23,021

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019
Revenues:

Revenues before reimbursements	$471,947	$503,939
Reimbursements	16,974	20,284
Total Revenues	488,921	524,223

Costs and Expenses:

Costs of services provided, before reimbursements	341,202	352,815
Reimbursements	16,974	20,284
Total costs of services	358,176	373,099

Selling, general, and administrative expenses	111,262	118,843

Corporate interest expense, net of interest income of $33 and $645, respectively	4,676	5,184

Goodwill impairment	17,674	—

Restructuring costs	5,714	—

Arbitration and claim settlements	—	11,352

Loss on disposition of business	341	—

Total Costs and Expenses	497,843	508,478

Other Expense, net	(290)	(1,560)

(Loss) Income Before Income Taxes	(9,212)	14,185

(Benefit) Provision for Income Taxes	(2,175)	5,792

Net (Loss) Income	(7,037)	8,393

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	1,536	358

Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(5,501)	$8,751

(Loss) Earnings Per Share - Basic:
Class A Common Stock	$(0.10)	$0.18
Class B Common Stock	$(0.12)	$0.14

(Loss) Earnings Per Share - Diluted:
Class A Common Stock	$(0.10)	$0.18
Class B Common Stock	$(0.12)	$0.14

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,541	30,729
Class B Common Stock	22,544	23,193

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,541	31,110
Class B Common Stock	22,544	23,193

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended June 30,
(In thousands)	2020	2019
Net Income	$6,122	$2,624

Other Comprehensive Loss:
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(3,221)	(2,650)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $650 and $661, respectively	1,885	1,981

Other Comprehensive Loss	(1,336)	(669)

Comprehensive Income	4,786	1,955

Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	153	426

Comprehensive Income Attributable to Shareholders of Crawford & Company	$4,939	$2,381

	Six Months Ended June 30,
(In thousands)	2020	2019

Net (Loss) Income	$(7,037)	$8,393

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(6,693)	396

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,301 and $1,351, respectively	3,813	3,992

Other Comprehensive (Loss) Income	(2,880)	4,388

Comprehensive (Loss) Income	(9,917)	12,781

Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	1,912	782

Comprehensive (Loss) Income Attributable to Shareholders of Crawford & Company	$(8,005)	$13,563

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$59,958	$51,802
Accounts receivable, less allowance for doubtful accounts of $10,373 and $9,348, respectively	120,941	128,217
Unbilled revenues, at estimated billable amounts	106,335	103,894
Income taxes receivable	9,590	7,820
Prepaid expenses and other current assets	27,815	23,476
Total Current Assets	324,639	315,209
Net Property and Equipment	30,924	31,425
Other Assets:
Operating lease right-of-use assets, net	106,508	102,354
Goodwill	62,086	80,642
Intangible assets arising from business acquisitions, net	68,815	75,083
Capitalized software costs, net	64,000	66,445
Deferred income tax assets	18,550	17,971
Other noncurrent assets	71,814	70,884
Total Other Assets	391,773	413,379
TOTAL ASSETS	$747,336	$760,013

*	Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$39,887	$28,531
Accounts payable	31,446	34,377
Accrued compensation and related costs	59,625	68,499
Self-insured risks	12,318	11,311
Income taxes payable	—	3,030
Operating lease liabilities	30,027	30,765
Other accrued liabilities	33,440	31,449
Deferred revenues	27,871	28,288
Current installments of finance leases	38	15
Total Current Liabilities	234,652	236,265
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	155,649	148,408
Operating lease liabilities	93,109	87,064
Deferred revenues	23,850	24,080
Accrued pension liabilities	58,388	65,909
Other noncurrent liabilities	31,895	33,410
Total Noncurrent Liabilities	362,891	358,871
Redeemable Noncontrolling Interests	173	2,310
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,523 and 30,610 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	30,523	30,610
Class B common stock, $1.00 par value; 50,000 shares authorized; 22,510 and 22,671 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	22,510	22,671
Additional paid-in capital	65,063	63,392
Retained earnings	236,234	249,551
Accumulated other comprehensive loss	(208,835)	(206,907)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	145,495	159,317
Noncontrolling interests	4,125	3,250
Total Shareholders' Investment	149,620	162,567
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$747,336	$760,013

*	Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(7,037)	$8,393
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,450	19,850
Goodwill impairment	17,674	—
Arbitration and claim settlements	—	11,352
Loss on disposition of business	341	—
Stock-based compensation	1,998	1,399
Changes in operating assets and liabilities:
Accounts receivable, net	5,473	(4,086)
Unbilled revenues, net	(7,000)	(11,848)
Accrued or prepaid income taxes	(6,806)	(563)
Accounts payable and accrued liabilities	(3,405)	(16,048)
Deferred revenues	(457)	962
Accrued retirement costs	(4,975)	(343)
Prepaid expenses and other operating activities	(3,224)	(329)
Net cash provided by operating activities	12,032	8,739

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,476)	(3,729)
Capitalization of computer software costs	(8,823)	(4,369)
Other investing	(87)	—
Net cash used in investing activities	(14,386)	(8,098)

Cash Flows From Financing Activities:
Cash dividends paid	(4,859)	(6,595)
Proceeds from shares purchased under employee stock-based compensation plans	10	850
Repurchases of common stock	(2,666)	(19,585)
Increases in revolving credit facility borrowings	73,340	51,408
Payments on revolving credit facility borrowings	(54,124)	(40,611)
Payments on finance lease obligations	(10)	(61)
Acquisition of noncontrolling interests	(292)	—
Dividends paid to noncontrolling interests	—	(280)
Net cash provided by (used in) financing activities	11,399	(14,874)
Effects of exchange rate changes on cash and cash equivalents	(889)	264
Increase (decrease) in cash and cash equivalents	8,156	(13,969)
Cash and cash equivalents at beginning of year	51,802	53,119
Cash and cash equivalents at end of period	$59,958	$39,150

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2020	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2020	$30,610	$22,671	$63,392	$249,551	$(206,907)	$159,317	$3,250	$162,567
Net loss (1)	—	—	—	(11,399)	—	(11,399)	120	(11,279)
Other comprehensive loss	—	—	—	—	(1,545)	(1,545)	1	(1,544)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,268)	—	(3,268)	—	(3,268)
Stock-based compensation	—	—	880	—	—	880	—	880
Repurchases of common stock	(155)	(161)	—	(2,350)	—	(2,666)	—	(2,666)
Shares issued in connection with stock-based compensation plans, net	64	—	(54)	—	—	10	—	10
Decrease in value of noncontrolling interest due to acquisition	—	—	(269)	—	576	307	(599)	(292)
Adoption of Topic 326	—	—	—	(607)	—	(607)	—	(607)
Balance at March 31, 2020	$30,519	$22,510	$63,949	$231,927	$(207,876)	$141,029	$2,772	$143,801
Net income (1)	—	—	—	5,898	—	5,898	481	6,379
Other comprehensive loss	—	—	—	—	(959)	(959)	(377)	(1,336)
Cash dividends paid (Class A - $0.03 per share, Class B - $0.03 per share)	—	—	—	(1,591)	—	(1,591)	—	(1,591)
Stock-based compensation	—	—	1,118	—	—	1,118	—	1,118
Shares issued in connection with stock-based compensation plans, net	4	—	(4)	—	—	—	—	—
Increase in value of noncontrolling interest due to disposition	—	—	—	—	—	—	1,249	1,249
Balance at June 30, 2020	$30,523	$22,510	$65,063	$236,234	$(208,835)	$145,495	$4,125	$149,620

(1)

The total net loss presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31 and June 30, 2020 excludes $1,880 and $257 in net loss attributable to the redeemable noncontrolling interests.

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2019	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2019	$30,927	$24,408	$58,793	$273,607	$(216,447)	$171,288	$4,158	175,446
Net income (2)	—	—	—	6,109	—	6,109	37	6,146
Other comprehensive income	—	—	—	—	5,073	5,073	(16)	5,057
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,282)	—	(3,282)	(84)	(3,366)
Stock-based compensation	—	—	(247)	—	—	(247)	—	(247)
Repurchases of common stock	(421)	(1,377)	—	(14,620)	—	(16,418)	—	(16,418)
Common stock activity, net	115	—	(225)	—	—	(110)	—	(110)
Balance at March 31, 2019	$30,621	$23,031	$58,321	$261,814	$(211,374)	$162,413	$4,095	$166,508
Net income (2)	—	—	—	2,642	—	2,642	(12)	2,630
Other comprehensive loss	—	—	—	—	(260)	(260)	(409)	(669)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,313)	—	(3,313)	(196)	(3,509)
Stock-based compensation	—	—	1,646	—	—	1,646	—	1,646
Repurchases of common stock	(280)	(73)	—	(2,814)	—	(3,167)	—	(3,167)
Common stock activity, net	326	—	634	—	—	960	—	960
Balance at June 30, 2019	$30,667	$22,958	$60,601	$258,329	$(211,634)	$160,921	$3,478	$164,399

(2)

The total net income presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31 and June 30, 2019 excludes $377 and $6 in net loss attributable to the redeemable noncontrolling interests.

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity and the continued economic uncertainty resulting from the COVID-19 pandemic, the Company's operating results for the three and six months ended and financial position as of June 30, 2020 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2020 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 other than as disclosed herein. The Company recognized a goodwill impairment in the 2020 first quarter within its Crawford Claims Solutions segment, due to lower forecasts in that reporting unit and the overall decline in market conditions from the COVID-19 pandemic. See Note 9, "Fair Value Measurements" of our accompanying consolidated financial statements for further discussion about goodwill impairment.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2020 and December 31, 2019, the liabilities of the deferred compensation plan were $8,439,000 and $8,428,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,493,000 and $16,527,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

The Company owns 51% of the capital stock of Lloyd Warwick International Limited ("LWI"). The Company has also agreed to provide financial support to LWI of up to approximately $10,000,000. Because of this controlling financial interest, and because Crawford has the obligation to absorb certain of LWI's losses through the additional financial support that LWI may require, LWI is considered a VIE of the Company. LWI also does not meet the business scope exception, as Crawford provides more than half of its financial support, and because LWI lacks sufficient equity at risk to permit it to carry on its activities without this additional financial support. Creditors of LWI have no recourse to Crawford's general credit. Accordingly, Crawford is considered the primary beneficiary and consolidates LWI. Total assets and liabilities of LWI as of June 30, 2020 were $16,053,000 and $8,665,000, respectively. Total assets and liabilities of LWI as of December 31, 2019 were $14,686,000 and $9,176,000, respectively. Included in LWI's total liabilities is a loan from Crawford of $4,171,000 as of June 30, 2020 and $4,284,000 as of December 31, 2019. The Company sold its interest in LWI on June 12, 2020. This transaction will be reported in the Company’s 2020 third quarter due to the two- month reporting lag for reporting its international results. See Note 13, “Subsequent Event” of our accompanying consolidated financial statements for further discussion about this transaction.

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

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company has not applied for governmental loans from the CARES Act or any other governmental programs to support the Company’s operations. The Company is taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits and continuing to evaluate the other provisions of the CARES Act. In addition, there are numerous international legislative responses that we continue to evaluate, such as the Canada Emergency Wage Subsidy program, among other enactments.

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in the second quarter. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense once the application is filed. The Company recognized $4,345,000 as a reduction of compensation expense for the three-month and six-month period ended June 30, 2020. In July 2020, the Canadian government announced an extension of this program that may benefit the Company through end of 2020. The Company will continue to evaluate the impact of government subsidies each period.

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

The Company has included assumptions related to expected credit losses from the impact of the COVID-19 pandemic in its results of operations for the three months and six months ended June 30, 2020.

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

3. Revenue Recognition

As of January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the three and six months ended June 30, 2020 and 2019 reflect the application of ASC 606.

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

The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
U.S.	$34,344	$33,825	$65,772	$67,761
U.K.	16,294	15,831	31,639	32,202
Canada	7,971	12,147	18,110	24,268
Australia	12,200	12,815	22,145	23,334
Europe	7,236	7,371	14,197	13,836
Rest of World	3,406	4,014	7,175	7,921
Total Crawford Claims Solutions Revenues before Reimbursements	$81,451	$86,003	$159,038	$169,322

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

The following tables present Crawford TPA Solutions revenues before reimbursements disaggregated by service line and geography for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$34,598	$34,575	$69,173	$36,035	$43,784	$79,819
U.K.	2,763	—	2,763	2,983	—	2,983
Canada	6,047	—	6,047	7,884	—	7,884
Europe and Rest of World	8,742	—	8,742	8,832	—	8,832
Total Crawford TPA Solutions Revenues before Reimbursements	$52,150	$34,575	$86,725	$55,734	$43,784	$99,518

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$70,622	$76,644	$147,266	$72,348	$84,667	$157,015
U.K.	5,628	—	5,628	5,513	—	5,513
Canada	13,509	—	13,509	17,256	—	17,256
Europe and Rest of World	17,257	—	17,257	17,528	—	17,528
Total Crawford TPA Solutions Revenues before Reimbursements	$107,016	$76,644	$183,660	$112,645	$84,667	$197,312

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

The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in thousands)	Global Technical Services	Contractor Connection	Total	Global Technical Services	Contractor Connection	Total
U.S.	$10,502	$17,869	$28,371	$10,414	$22,467	$32,881
U.K.	12,016	1,488	13,504	11,561	1,159	12,720
Canada	5,619	1,216	6,835	6,517	2,255	8,772
Australia	5,742	188	5,930	5,802	213	6,015
Europe	5,112	9	5,121	4,893	1	4,894
Rest of World	6,479	—	6,479	6,078	—	6,078
Total Crawford Specialty Solutions Revenues before Reimbursements	$45,470	$20,770	$66,240	$45,265	$26,095	$71,360

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in thousands)	Global Technical Services	Contractor Connection	Total	Global Technical Services	Contractor Connection	Total
U.S.	$20,101	$33,196	$53,297	$20,685	$40,654	$61,339
U.K.	24,033	3,645	27,678	22,718	2,690	25,408
Canada	11,756	2,697	14,453	13,228	3,935	17,163
Australia	10,590	318	10,908	10,945	387	11,332
Europe	10,264	15	10,279	9,652	1	9,653
Rest of World	12,634	—	12,634	12,410	—	12,410
Total Crawford Specialty Solutions Revenues before Reimbursements	$89,378	$39,871	$129,249	$89,638	$47,667	$137,305

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

The table below presents the deferred revenues balance as of January 1, 2020 and the significant activity affecting deferred revenues during the six months ended June 30, 2020:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2020	$52,368
Quarterly additions	22,226
Revenue recognized from the prior periods	(14,293)
Revenue recognized from current quarter additions	(4,994)
Balance as of March 31, 2020	$55,307
Quarterly additions	15,389
Revenue recognized from the prior periods	(15,407)
Revenue recognized from current quarter additions	(3,568)
Balance as of June 30, 2020	$51,721

Remaining Performance Obligations

As of June 30, 2020, the Company had $87,413,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

4. Lease Commitments

During the three months ended March 31, 2020, the Company entered into a lease in Allen, TX, related to a new client contract. This lease had an opening ROU asset and lease liability balance of $11,455,000. The Company has included the below annual lease disclosures for comparability between reporting periods.

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

The Company, as sublessor, subleases certain office space which mostly consists of a two-building office complex in Plantation, Florida in which the terms of the primary lease and the related subleases end in December 2021. Under all of its executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $2,100,000 during the remainder of 2020, $4,200,000 in 2021 and $100,000 in 2022.

The Company's finance leases are not material for the three months and six months ended as of June 30, 2020 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's unaudited Condensed Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	June 30, 2020	December 31, 2019
Assets:
Operating lease	Operating lease right-of-use assets, net	$106,508	$102,354
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	30,027	30,765
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	93,109	87,064
Total operating lease liabilities		$123,136	$117,829

Weighted-Average Remaining Lease Term		6.09 Years	5.72 years
Weighted-Average Discount Rate (1)		5.3%	5.4%

(1)	Upon adoption of Topic 842, discount rates used for existing leases were established at the transition date.

The components of operating lease costs within the Company's unaudited Condensed Consolidated Statements of Operations consisted of the following for the three and six months ended June 30, 2020:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$9,854	$9,718	$19,389	$19,112
Variable lease cost	2,030	1,762	4,223	3,771
Sublease income	1,004	1,029	2,103	1,972

Supplemental cash flow information related to operating leases for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,019	$9,818	$18,514	$19,414

Right-of-use assets obtained in exchange for lease obligations (1)	$6,684	$7,796	$22,857	$12,016

(1)	Amount excludes $122,300,000 of right-of-use assets recognized upon adoption of Topic 842.

Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	June 30, 2020
2020	$17,449
2021	34,479
2022	21,588
2023	14,920
2024	11,788
Thereafter	45,553
Total undiscounted lease payments	145,777
Less imputed interest	(22,641)
Present value of future lease payments	$123,136

5. Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The provision for income taxes on consolidated income before income taxes totaled $6,311,000 and $2,859,000 million for the three months ended June 30, 2020 and 2019, respectively.

The provision for income taxes on consolidated income before income taxes totaled a benefit of $(2,175,000) and a provision of $5,792,000 for the six months ended June 30, 2020 and 2019. The overall effective tax rate decreased to 23.6% for the six months ended June 30, 2020 compared with 40.8% for the 2019 period primarily due to the impact of goodwill impairment in 2020 and an arbitration settlement in 2019.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 included the following components:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Service cost	$311	$356	$631	$672
Interest cost	4,097	5,614	8,238	11,198
Expected return on assets	(6,945)	(7,372)	(13,963)	(14,843)
Amortization of actuarial loss	2,614	2,662	5,234	5,384
Net periodic cost	$77	$1,260	$140	$2,411

For the three months ended June 30, 2020 and 2019, the non-service components of net periodic pension (benefit) cost of $(234,000) and $904,000, respectively, are included in "Other (Expense) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2020 and 2019, the non-service components of net periodic pension (benefit) cost of $(491,000) and $1,739,000, respectively, are included in "Other (Expense) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2020, the Company made contributions of $3,000,000 and $288,000 to the U.S. and U.K. defined benefit pension plans, respectively, compared with no contributions to the U.S. defined benefit plan and $345,000 to the U.K. defined benefit pension plans during the six months ended June 30, 2019. The Company is evaluating whether to make additional contributions to its U.S. plan during the remainder of 2020 and is not expecting to make additional contributions to its U.K. plans.

7. Net Income (Loss) Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings (loss) in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings (loss) per share for CRD-A and CRD-B. During the second quarter of 2020, the Board of Directors declared the same dividend on CRD-A and CRD-B, while during the first quarter of 2020, and the first two quarters of 2019, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.

The computations of basic net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (loss) per share - basic:
Numerator:
Allocation of undistributed earnings (loss)	$2,479	$1,828	$(384)	$(287)	$(5,960)	$(4,400)	$1,229	$927
Dividends paid	916	675	2,161	1,152	3,055	1,804	4,291	2,304
Net income (loss) attributable to common shareholders, basic	$3,395	$2,503	$1,777	$865	$(2,905)	$(2,596)	$5,520	$3,231

Denominator:
Weighted-average common shares outstanding, basic	30,521	22,510	30,799	23,021	30,541	22,544	30,729	23,193
Earnings (loss) per share - basic	0.11	0.11	0.06	0.04	(0.10)	(0.12)	0.18	0.14

The computations of diluted net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (loss) per share - diluted:
Numerator:
Allocation of undistributed earnings (loss)	$2,479	$1,828	$(385)	$(286)	$(5,960)	$(4,400)	$1,235	$921
Dividends paid	916	675	2,161	1,152	3,055	1,804	4,291	2,304
Net income (loss) attributable to common shareholders, diluted	$3,395	$2,503	$1,776	$866	$(2,905)	$(2,596)	$5,526	$3,225

Denominator:
Weighted-average common shares outstanding, basic	30,521	22,510	30,799	23,021	30,541	22,544	30,729	23,193
Weighted-average effect of dilutive securities	169	—	314	—	—	—	381	—
Weighted-average common shares outstanding, diluted	30,690	22,510	31,113	23,021	30,541	22,544	31,110	23,193
Earnings (loss) per share - diluted	0.11	0.11	0.06	0.04	(0.10)	(0.12)	0.18	0.14

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings (loss) per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Shares underlying stock options excluded	2,011	1,585	1,962	1,439
Performance stock grants excluded because performance conditions have not been met (1)	1,289	1,111	1,125	1,018

(1)

Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and six months ended June 30, 2020 and 2019. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings (loss) per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
CRD-A issued under Non-Employee Director Stock Plan	4	9	67	85
CRD-A issued under the U.K. ShareSave Scheme	—	257	1	266
CRD-A issued under Executive Stock Bonus Plan	—	—	—	30
CRD-A issued under 2016 Omnibus Stock and Incentive Plan	—	59	—	59

The Company's share repurchase authorization, approved in July 2017 (the "2017 Repurchase Authorization"), provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both). The 2017 Repurchase Authorization was terminated on May 8, 2019.

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At June 30, 2020, the Company had remaining authorization to repurchase 642,097 shares under the 2019 Repurchase Authorization.

During the three months ended June 30, 2020, the Company did not repurchase shares of CRD-A or CRD-B. During the three months ended June 30, 2019, the Company repurchased 280,079 shares of CRD-A and 72,351 shares of CRD-B at an average cost of $9.07 and $8.81 respectively.

During the six months ended June 30, 2020, the Company repurchased 155,351 shares of CRD-A and 161,459 shares of CRD-B at an average cost of $8.42 for each share. During the six months ended June 30, 2019, the Company repurchased 701,506 shares of CRD-A and 1,449,240 shares of CRD-B at an average cost of $9.11 for each share, of which 421,427 shares of CRD-A and 1,376,889 shares of CRD-B were purchased pursuant to a stock purchase agreement authorized by the Board of Directors separate from the 2017 Repurchase Authorization and the 2019 Repurchase Authorization.

8. Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized losses from intra-entity loans that are long-term in nature of $4,125,000 for the three months ended June 30, 2020, and $4,900,000 for the six months ended June 30, 2020. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(38,747)	$(169,129)	$(207,876)	$(35,850)	$(171,057)	$(206,907)
Other comprehensive loss before reclassifications	(2,844)	—	(2,844)	(6,317)	—	(6,317)
Amounts reclassified from accumulated other comprehensive income	—	1,885	1,885	—	3,813	3,813
Net current period other comprehensive loss	(2,844)	1,885	(959)	(6,317)	3,813	(2,504)
Acquisition of noncontrolling interest	—	—	—	576	—	576
Ending balance	$(41,591)	$(167,244)	$(208,835)	$(41,591)	$(167,244)	$(208,835)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(33,290)	$(178,084)	$(211,374)	$(36,352)	$(180,095)	$(216,447)
Other comprehensive (loss) income before reclassifications	(2,241)	—	(2,241)	821	—	821
Amounts reclassified from accumulated other comprehensive income	—	1,981	1,981	—	3,992	3,992
Net current period other comprehensive (loss) income	(2,241)	1,981	(260)	821	3,992	4,813
Ending balance	$(35,531)	$(176,103)	$(211,634)	$(35,531)	$(176,103)	$(211,634)

(1)

Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Other Expense, net" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 6, "Defined Benefit Pension Plans" for additional details.

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2020
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,023	$10,023	$—	$—

Liabilities:
Contingent earnout liability (2)	440	—	—	440

(1)

The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)

The contingent earnout liability relates to business acquisitions by the Crawford Specialty Solutions operating segment. The fair value of the contingent earnout liability was estimated using internally-prepared revenue projections, which is Level 3 data, with the maximum possible earnout of $706,000. As such, the fair value is not expected to vary materially. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of each contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and six months ended June 30, 2020. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Nonrecurring Fair Value Disclosures

In June 2020, the Company sold its 51% interest in Crawford Compliance Inc. in exchange for a $3,300,000 note receivable, and recognized a net loss of $341,000 in the quarter ended June 30, 2020. The note receivable is measured at estimated fair value.

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

10. Segment Information

Financial information for the three and six months ended June 30, 2020 and 2019 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Crawford Claims Solutions	$81,451	$86,003	$159,038	$169,322
Crawford TPA Solutions	86,725	99,518	183,660	197,312
Crawford Specialty Solutions	66,240	71,360	129,249	137,305
Total segment revenues before reimbursements	234,416	256,881	471,947	503,939
Reimbursements	8,459	10,965	16,974	20,284
Total revenues	$242,875	$267,846	$488,921	$524,223

Segment Operating Earnings
Crawford Claims Solutions	$2,789	$1,710	$(890)	$1,397
Crawford TPA Solutions	3,171	5,026	9,456	11,759
Crawford Specialty Solutions	13,993	12,612	20,950	24,807
Total segment operating earnings	19,953	19,348	29,516	37,963

Deduct:
Unallocated corporate and shared costs, net	(1,709)	3,170	(4,259)	(744)
Net corporate interest expense	(2,452)	(2,468)	(4,676)	(5,184)
Stock option expense	(286)	(413)	(576)	(898)
Amortization of customer-relationship intangible assets	(2,732)	(2,802)	(5,488)	(5,600)
Goodwill impairment	—	—	(17,674)	—
Restructuring costs	—	—	(5,714)	—
Arbitration and claim settlements	—	(11,352)	—	(11,352)
Loss on disposition of business	(341)	—	(341)	—
Income (Loss) before income taxes	$12,433	$5,483	$(9,212)	$14,185

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's three operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, loss on disposition of business, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Crawford TPA Solutions
Claims Management Services	$52,150	$55,734	$107,016	$112,645
Medical Management Services	34,575	43,784	76,644	84,667
Total Revenues before Reimbursements--Crawford TPA Solutions	$86,725	$99,518	$183,660	$197,312
Crawford Specialty Solutions
Global Technical Services	$45,470	$45,265	$89,378	$89,638
Contractor Connection	20,770	26,095	39,871	47,667
Total Revenues before Reimbursements--Crawford Specialty Solutions	$66,240	$71,360	$129,249	$137,305

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2020, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,512,000.

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

12. Restructuring Costs

Total restructuring costs were $5,714,000 for the six months ended June 30, 2020. There were no restructuring costs for the three months ended June 30, 2020 or the three and six months ended June 30, 2019.

Restructuring costs incurred during the six months ended June 30, 2020 related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. Costs associated with these activities were incurred in each of the Company's operating segments and in administrative functions. Asset impairments were incurred for obsolete software.

The following table shows the restructuring costs incurred by type of activity:

	Three months ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Personnel related costs	$—	$—	$5,076	$—
Asset impairments	—	—	638	—
Total restructuring costs	$—	$—	$5,714	$—

As of June 30, 2020, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring costs. The rollforward of these liabilities to June 30, 2020 were as follows:

	Three months ended June 30, 2020
(in thousands)	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, March 31, 2020	$3,782	$5	$3,787
Additions	—	—	—
Adjustments to accruals	(296)	—	(296)
Cash payments	(1,059)	—	(1,059)
Ending balance, June 30, 2020	$2,427	$5	$2,432

	Six months ended June 30, 2020
	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2019	$342	$472	$814
Additions	5,076	—	5,076
Adjustments to accruals	(668)	(467)	(1,135)
Cash payments	(2,323)	—	(2,323)
Ending balance, June 30, 2020	$2,427	$5	$2,432

13. Subsequent Events

On June 12, 2020, the Company sold its 51% interest in Lloyd Warwick International (“LWI”) for cash proceeds of $19.6 million and payment of $3.6 million to settle intercompany indebtedness. Due to the two-month reporting lag for reporting its international results, this transaction will be recognized in the 2020 third quarter. Based on preliminary analysis this transaction is estimated to result in an after tax gain on disposition between $10.0 million to $12.0 million, or $0.19 to $0.23 per diluted share.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of June 30, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), and shareholders’ investment for the three-month and six-month periods ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 3, 2020

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended June 30, 2020 and 2019, and as of June 30, 2020, and December 31, 2019, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2019. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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

Insurance companies rely on us for certain services such as field investigation and the evaluation of property and casualty insurance claims. Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and claims evaluation, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and loss fund administration to pay their claims. Our Contractor Connection service line provides a managed contractor network to insurance carriers and consumer markets.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements decreased $22.5 million, or 8.7%, for the three months ended June 30, 2020 and $32.0 million, or 6.3%, for the six months ended June 30, 2020 compared to the same periods of 2019. These decreases were due to a decline in revenues in each of our operating segments, primarily due to the economic impact of the COVID-19 pandemic in the U.S. and Canada. Changes in foreign exchange rates decreased our consolidated revenues by $5.8 million, or 2.2%, for the three months ended June 30, 2020 and $7.1 million, or 1.4% for the six months ended June 30, 2020 as compared to the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and six months ended June 30, 2020.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended June 30, 2019
(in thousands, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	% Variance
Revenues:
Crawford Claims Solutions	$81,451	$86,003	(5.3)%	$84,252	(2.0)%
Crawford TPA Solutions	86,725	99,518	(12.9)%	87,603	(12.0)%
Crawford Specialty Solutions	66,240	71,360	(7.2)%	68,393	(4.2)%
Total revenues before reimbursements	234,416	256,881	(8.7)%	240,248	(6.5)%
Reimbursements	8,459	10,965	(22.9)%	8,781	(19.9)%
Total Revenues	$242,875	$267,846	(9.3)%	$249,029	(7.0)%

	Six Months Ended			Six Months Ended
				Based on exchange rates for the six months ended June 30, 2019
(in thousands, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	% Variance
Revenues:
Crawford Claims Solutions	$159,038	$169,322	(6.1)%	$162,463	(4.1)%
Crawford TPA Solutions	183,660	197,312	(6.9)%	184,881	(6.3)%
Crawford Specialty Solutions	129,249	137,305	(5.9)%	131,703	(4.1)%
Total revenues before reimbursements	471,947	503,939	(6.3)%	479,047	(4.9)%
Reimbursements	16,974	20,284	(16.3)%	17,357	(14.4)%
Total Revenues	$488,921	$524,223	(6.7)%	$496,404	(5.3)%

Excluding foreign currency impacts, consolidated revenues before reimbursements decreased $16.6 million, or 6.5%, for the three months ended June 30, 2020, and decreased $24.9 million, or 4.9%, for the six months ended June 30, 2020. Revenues from the Crawford Claims Solutions segment decreased in the three months ended June 30, 2020 primarily due to the impact of COVID-19 in the U.S. and Canada, partially offset by revenues from new client growth. Revenues from the Crawford TPA Solutions segment decreased due to a decrease in cases received in the U.S. and Canada as a result of COVID-19. Revenues from the Crawford Specialty Solutions segment decreased primarily due to a decrease in our Contractor Connection service line.

We estimate that COVID-19 negatively impacted our revenues in the range of $22.0 to $26.0 million in the three months ended June 30, 2020, and negatively impacted our revenues in the range of $25.0 to $29.0 million in the six months ended June 30, 2020 primarily in the U.S. and Canada. There was minimal impact in the year-to-date period for other international operations due to the two-month reporting lag for reporting their financial results. We expect the ongoing global economic slowdown resulting from COVID-19 could have a material impact to our results of operations, financial condition, and cash flows in one or more future quarters.

Overall, there was a decrease in cases received of 8.4% for the three months ended June 30, 2020 compared to the 2019 period, and a decrease of 6.9% for the six months ended June 30, 2020, primarily due to the economic impact of COVID-19 in the U.S. and Canada. As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new clients or weather related activity.

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	June 30, 2019	Variance
Crawford Claims Solutions	109,212	121,794	(10.3)%	220,619	240,976	(8.4)%
Crawford TPA Solutions	183,420	197,013	(6.9)%	388,020	398,707	(2.7)%
Crawford Specialty Solutions	75,866	83,650	(9.3)%	145,387	170,037	(14.5)%
Total Crawford Cases Received	368,498	402,457	(8.4)%	754,026	809,720	(6.9)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and six months ended June 30, 2020:

		Three Months Ended
		June 30, 2020		June 30, 2019
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$131,888	56.3%	$146,525	57.0%
U.K.	GBP	32,561	13.9%	31,534	12.3%
Canada	CAD	20,852	8.9%	28,803	11.2%
Australia	AUD	18,779	8.0%	19,319	7.5%
Europe	EUR	14,019	6.0%	13,320	5.2%
Rest of World		16,317	6.9%	17,380	6.8%
Total Revenues, before reimbursements		$234,416		$256,881

		Six Months Ended
		June 30, 2020		June 30, 2019
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$266,336	56.4%	$286,115	56.8%
U.K.	GBP	64,943	13.8%	63,123	12.5%
Canada	CAD	46,072	9.8%	58,687	11.6%
Australia	AUD	34,324	7.3%	35,574	7.1%
Europe	EUR	27,408	5.8%	26,185	5.2%
Rest of World		32,864	6.9%	34,255	6.8%
Total Revenues, before reimbursements		$471,947		$503,939

Costs of services provided, before reimbursements, decreased $11.3 million, or 6.5%, for the three months ended June 30, 2020, and decreased $11.6 million, or 3.3%, for the six months ended June 30, 2020 as compared to the same periods of 2019. These decreases were primarily due to a decrease in compensation expense, including incentive compensation, travel and entertainment, and other costs in our Crawford Claims Solutions and Crawford TPA Solutions segments related to the reduction in revenues.

Selling, general, and administrative ("SG&A") expenses decreased $4.7 million, or 7.8% in the three months ended June 30, 2020 and decreased $7.6 million, or 6.4% for the six months ended June 30, 2020 compared with the same periods of 2019. These decreases were due to a decrease in compensation expense, incentive compensation, travel and entertainment, and other administrative support costs, partially offset by CEO transition costs in the second quarter.

We received a benefit from the Canada Emergency Wage Subsidy in the 2020 second quarter totaling $4.3 million. This subsidy is recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on location of the employees.

We recognized a pretax non-cash goodwill impairment in the 2020 first quarter totaling $17.7 million related to our Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense.

We recognized pretax restructuring costs totaling $5.7 million in the 2020 first quarter, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring costs was comprised of $5.1 million severance expense and related payroll taxes, and $0.6 million asset impairment.

During the three months ended June 30, 2020, we recognized a pretax loss on disposal totaling $0.3 million related to the disposal of a business in our Crawford Specialty Solutions reporting unit.

During the three months ended June 30, 2019, we recognized pretax expense for an arbitration settlement totaling $11.4 million related to additional payments awarded to former executives of our former Garden City Group related to their departure in 2015.

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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, loss on disposal of business, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, goodwill impairment, restructuring costs, loss on disposal of business, and arbitration and claim settlements follows the discussion and analysis of the results of operations of our three operating segments.

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

Operating results for our Crawford Claims Solutions, Crawford TPA Solutions, and Crawford Specialty Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Crawford Claims Solutions	$81,451	$86,003	$159,038	$169,322
Crawford TPA Solutions	86,725	99,518	183,660	197,312
Crawford Specialty Solutions	66,240	71,360	129,249	137,305
Total Revenues before reimbursements	234,416	256,881	471,947	503,939
Reimbursements	8,459	10,965	16,974	20,284
Total Revenues	$242,875	$267,846	$488,921	$524,223
Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$52,054	$56,065	$105,434	$111,966
% of related revenues before reimbursements	63.9%	65.2%	66.3%	66.1%
Crawford TPA Solutions	53,701	60,936	112,630	119,317
% of related revenues before reimbursements	61.9%	61.2%	61.3%	60.5%
Crawford Specialty Solutions	33,878	35,052	69,749	70,010
% of related revenues before reimbursements	51.1%	49.1%	54.0%	51.0%
Total	$139,633	$152,053	$287,813	$301,293
% of Revenues before reimbursements	59.6%	59.2%	61.0%	59.8%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$26,608	$28,228	$54,494	$55,959
% of related revenues before reimbursements	32.7%	32.8%	34.3%	33.0%
Crawford TPA Solutions	29,853	33,556	61,574	66,236
% of related revenues before reimbursements	34.4%	33.7%	33.5%	33.6%
Crawford Specialty Solutions	18,369	23,696	38,550	42,488
% of related revenues before reimbursements	27.7%	33.2%	29.8%	30.9%
Total before reimbursements	74,830	85,480	154,618	164,683
% of Revenues before reimbursements	31.9%	33.3%	32.8%	32.7%
Reimbursements	8,459	10,965	16,974	20,284
Total	$83,289	$96,445	$171,592	$184,967
% of Revenues	34.3%	36.0%	35.1%	35.3%
Segment Operating Earnings (Loss):
Crawford Claims Solutions	$2,789	$1,710	$(890)	$1,397
% of related revenues before reimbursements	3.4%	2.0%	(0.6)%	0.8%
Crawford TPA Solutions	3,171	5,026	9,456	11,759
% of related revenues before reimbursements	3.7%	5.1%	5.1%	6.0%
Crawford Specialty Solutions	13,993	12,612	20,950	24,807
% of related revenues before reimbursements	21.1%	17.7%	16.2%	18.1%
Deduct:
Unallocated corporate and shared costs, net	(1,709)	3,170	(4,259)	(744)
Net corporate interest expense	(2,452)	(2,468)	(4,676)	(5,184)
Stock option expense	(286)	(413)	(576)	(898)
Amortization of customer-relationship intangible assets	(2,732)	(2,802)	(5,488)	(5,600)
Goodwill impairment	—	—	(17,674)	—
Restructuring costs	—	—	(5,714)	—
Arbitration and claim settlements	—	(11,352)	—	(11,352)
Loss on disposition of business	(341)	—	(341)	—
Income (loss) before income taxes	12,433	5,483	(9,212)	14,185
Provision for income taxes	6,311	(2,859)	(2,175)	(5,792)
Net income (loss)	6,122	2,624	(7,037)	8,393
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(224)	18	1,536	358
Net income (loss) attributable to shareholders of Crawford & Company	$5,898	$2,642	$(5,501)	$8,751

The table below, read together with the reconciliation on the previous page, represents gross profit for our segments reconciled to Segment operating earnings:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues Before Reimbursements:
Crawford Claims Solutions	$81,451	$86,003	$159,038	$169,322
Crawford TPA Solutions	86,725	99,518	183,660	197,312
Crawford Specialty Solutions	66,240	71,360	129,249	137,305
Total Revenues before reimbursements	$234,416	$256,881	$471,947	$503,939
Direct Expenses:
Crawford Claims Solutions	$62,447	$66,450	$126,247	$132,692
% of related revenues before reimbursements	76.7%	77.3%	79.4%	78.4%
Crawford TPA Solutions	66,963	75,840	140,657	148,171
% of related revenues before reimbursements	77.2%	76.2%	76.6%	75.1%
Crawford Specialty Solutions	41,157	46,137	85,164	89,641
% of related revenues before reimbursements	62.1%	64.7%	65.9%	65.3%
Total segment direct expenses	$170,567	$188,427	$352,068	$370,504
% of related revenues before reimbursements	72.8%	73.4%	74.6%	73.5%
Segment Gross Profit:
Crawford Claims Solutions	$19,004	$19,553	$32,791	$36,630
% of related revenues before reimbursements	23.3%	22.7%	20.6%	21.6%
Crawford TPA Solutions	19,762	23,678	43,003	49,141
% of related revenues before reimbursements	22.8%	23.8%	23.4%	24.9%
Crawford Specialty Solutions	25,083	25,223	44,085	47,664
% of related revenues before reimbursements	37.9%	35.3%	34.1%	34.7%
Total segment gross profit	$63,849	$68,454	$119,879	$133,435
% of related revenues before reimbursements	27.2%	26.6%	25.4%	26.5%
Segment Indirect Costs:
Crawford Claims Solutions	$16,215	$17,843	$33,681	$35,233
% of related revenues before reimbursements	19.9%	20.7%	21.2%	20.8%
Crawford TPA Solutions	16,591	18,652	33,547	37,382
% of related revenues before reimbursements	19.1%	18.7%	18.3%	18.9%
Crawford Specialty Solutions	11,090	12,611	23,135	22,857
% of related revenues before reimbursements	16.7%	17.7%	17.9%	16.6%
Total segment indirect costs	$43,896	$49,106	$90,363	$95,472
% of related revenues before reimbursements	18.7%	19.1%	19.1%	18.9%
Segment Operating Earnings (Loss):
Crawford Claims Solutions	$2,789	$1,710	$(890)	$1,397
% of related revenues before reimbursements	3.4%	2.0%	(0.6)%	0.8%
Crawford TPA Solutions	3,171	5,026	9,456	11,759
% of related revenues before reimbursements	3.7%	5.1%	5.1%	6.0%
Crawford Specialty Solutions	13,993	12,612	20,950	24,807
% of related revenues before reimbursements	21.1%	17.7%	16.2%	18.1%

CRAWFORD CLAIMS SOLUTIONS SEGMENT

Operating earnings in our Crawford Claims Solutions segment increased to $2.8 million, or 3.4% of revenues before reimbursements, for the three months ended June 30, 2020, compared with 2019 operating earnings of $1.7 million, or 2.0% of revenues before reimbursements. For the six months ended June 30, 2020, our Crawford Claims Solutions segment reported an operating loss of ($0.9) million, or (0.6%) of revenues before reimbursements, compared with 2019 operating earnings of $1.4 million, or 0.8% of revenues before reimbursements. The increase in operating earnings in the second quarter of 2020 was due to new client growth and a reduction in administrative support expenses. The decrease in year-to-date operating earnings was due to the impact of COVID-19, which was partially offset by the new client growth in the second quarter. There was a $1.0 million expense benefit in the second quarter as a result of the Canada Emergency Wage Subsidy.

Excluding centralized indirect support costs, gross profit decreased slightly from $19.6 million, or 22.7% of revenues before reimbursements in 2019, to $19.0 million, or 23.3% of revenues before reimbursements, in the three months ended June 30, 2020. For the six months periods, gross profit decreased from $36.6 million, or 21.6% of revenues before reimbursements in 2019, to $32.8 million, or 20.6%, as a result of the lower revenues in the 2020 periods.

Revenues before Reimbursements

Crawford Claims Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2019
(in thousands, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	Variance
U.S.	$34,344	$33,825	1.5%	$34,344	1.5%
U.K.	16,294	15,831	2.9%	16,896	6.7%
Australia	12,200	12,815	(4.8)%	13,564	5.8%
Canada	7,971	12,147	(34.4)%	8,246	(32.1)%
Europe	7,236	7,371	(1.8)%	7,697	4.4%
Rest of World	3,406	4,014	(15.1)%	3,505	(12.7)%
Total Crawford Claims Solutions Revenues before Reimbursements	$81,451	$86,003	(5.3)%	$84,252	(2.0)%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2019
(in thousands, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	Variance
U.S.	$65,772	$67,761	(2.9)%	$65,772	(2.9)%
U.K.	31,639	32,202	(1.7)%	32,002	(0.6)%
Australia	22,145	23,334	(5.1)%	24,014	2.9%
Canada	18,110	24,268	(25.4)%	18,465	(23.9)%
Europe	14,197	13,836	2.6%	14,929	7.9%
Rest of World	7,175	7,921	(9.4)%	7,281	(8.1)%
Total Crawford Claims Solutions Revenues before Reimbursements	$159,038	$169,322	(6.1)%	$162,463	(4.1)%

Revenues before reimbursements from our Crawford Claims Solutions segment totaled $81.5 million in the three months ended June 30, 2020, compared with $86.0 million in the comparable 2019 period. This decrease was primarily due to a decrease in case volumes in the U.S. and Canada due to the impact of COVID-19, partially offset by revenues from new client growth. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 3.3%, or $2.8 million, for the three months ended June 30, 2020 as compared with the 2019 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $84.3 million for the three months ended June 30, 2020. There was a decrease in segment unit volume, measured principally by cases received, of 10.3% for the three months ended June 30, 2020, compared with the 2019 period. Revenues in our U.S. Crawford Claims Solutions segment include revenues from a new client and expanding services from an existing client where we provide staff augmentation for our clients, which resulted in $6.2 million of revenues in the second quarter, or a 7.2% increase in Crawford Claims Solutions revenue. The revenues from these clients do not typically result in cases received. Changes in product mix and in the rates charged for those services accounted for a 1.1% revenue increase for the three months ended June 30, 2020 compared with the same period in 2019.

For the six months ended June 30, 2020, revenues before reimbursements from our Crawford Claims Solutions segment totaled $159.0 million, compared with $169.3 million in the comparable 2019 period. This decrease was primarily due to a decrease in case volumes in the U.S. and Canada due to the impact of COVID-19 and a decrease in weather related case activity, partially offset by an increase in Australia and Europe. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 2.0%, or $3.4 million, for the six months ended June 30, 2020 as compared with the 2019 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $162.5 million for the six months ended June 30, 2020. There was a decrease in segment unit volume, measured principally by cases received, of 8.4% for the six months ended June 30, 2020, compared with the 2019 period. The revenue increase for clients where we are providing staff augmentation for our clients represented $6.7 million, or a 4.0% increase in Crawford Claims Solutions revenues. Changes in product mix and in the rates charged for those services accounted for a 0.3% revenue increase for the six months ended June 30, 2020 compared with the same period in 2019 due primarily to a reduction in high-frequency, low-complexity cases.

There was an increase in revenues in the U.S. for the three months ended June 30, 2020 due to an increase in new client growth. There was a decrease in revenues for the six months ended June 30, 2020 due primarily to the impact of COVID-19 and a reduction in weather related case activity. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. for 2020 compared with 2019 due to an increase in weather related activity and expanding new services, although there was a slight decrease in the year-to-date period. Revenues in Canada decreased in the second quarter and year-to-date of 2020 due to the impact of COVID-19. There were revenue increases in Australia due to an increase in cases received from first quarter catastrophic activity. There were increases in revenues in Europe due to a change in the mix of services provided in Germany and Norway. The decrease in revenues in Rest of World for the three month and six month periods in 2020, compared with the 2019 periods, were primarily due to a reduction in case volumes in Asia.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $4.4 million and $5.2 million for the three month periods ended June 30, 2020 and 2019, respectively. Reimbursements were $8.8 million and $9.8 million for the six month periods ended June 30, 2020 and 2019, respectively. The decrease in reimbursed expenses was due to the lower revenues in the 2020 periods compared to 2019.

Case Volume Analysis

Crawford Claims Solutions segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	June 30, 2019	Variance
U.S.	64,411	73,466	(12.3)%	133,887	145,661	(8.1)%
U.K.	14,722	13,486	9.2%	27,686	27,277	1.5%
Australia	13,960	11,714	19.2%	24,858	21,834	13.8%
Europe	8,773	9,388	(6.6)%	17,019	17,259	(1.4)%
Canada	4,614	9,376	(50.8)%	10,527	20,391	(48.4)%
Rest of World	2,732	4,364	(37.4)%	6,642	8,554	(22.4)%
Total Crawford Claims Solutions Cases Received	109,212	121,794	(10.3)%	220,619	240,976	(8.4)%

Overall, there were decreases in cases received of 10.3% and 8.4% for the three months and six months ended June 30, 2020, respectively, compared to the 2019 periods. The decrease in U.S. case volumes was due to the impact of COVID-19 and a change in the mix of services provided, and a reduction in weather related activity in the year-to-date period. There was an increase in revenues in the U.S. in the second quarter as a result of new client growth, however the revenues generated for these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The U.K. case volumes were higher in the 2020 periods due to an increase in weather related activity and expanding new services. The decrease in Canada was due to the impact of COVID-19, a reduction in weather related activity, and a change in the mix of services provided. There were increases in cases in Australia due to an increase in weather related activity in the current year. There were decreases in cases received in Europe in 2020 due to a change in the mix of services provided. There were decreases in cases received in Rest of World due to a decline in high-frequency, low-complexity property cases in Asia.

As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 63.9% for the three months ended June 30, 2020 compared to 65.2% for the 2019 period. For the six months ended June 30, 2020, direct compensation, fringe benefits, and non-employee labor expenses were 66.3%, compared with 66.1% in 2019. The total dollar amount of these expenses decreased to $52.1 million for the three months ended June 30, 2020 from $56.1 million for the comparable 2019 period, and were $105.4 million for the six months ended June 30, 2020 compared to $112.0 million in 2019. The decreases were due to the reduction in employees resulting from the lower revenues and cost reduction initiatives. There was a benefit of $1.0 million in the second quarter as a result of the Canada Emergency Wage Subsidy. There was an average of 2,768 full-time equivalent employees in this segment in the six months ended June 30, 2020 compared with an average of 2,903 in the 2019 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Claims Solutions expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $26.6 million for the three months ended June 30, 2020 compared with $28.2 million for the 2019 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 32.7% for the three months ended June 30, 2020 compared with 32.8% for the 2019 period. These decreases were due to the lower revenues and cost reduction initiatives in 2020 that resulted in lower travel and entertainment expenses and lower allowance for doubtful accounts expense. For the six months ended June 30, 2020, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $54.5 million, compared with $56.0 million for the 2019 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 34.3% for the six months ended June 30, 2020 compared with 33.0% for the 2019 period. The decrease in overall expense was due to the lower revenues in 2020. The increase in expense as a percent of revenues was because the reduction in expenses did not offset the reduction in revenues.

CRAWFORD TPA SOLUTIONS SEGMENT

Our Crawford TPA Solutions segment, which operates under the Broadspire brand globally, reported operating earnings of $3.2 million, or 3.7% of revenues before reimbursements, for the second quarter of 2020 as compared to $5.0 million, or 5.1% of revenues before reimbursements, for the second quarter of 2019. For the six months ended June 30, 2020, operating earnings in our Crawford TPA Solutions segment decreased to $9.5 million, or 5.1% of revenues before reimbursements, compared with 2019 operating earnings of $11.8 million, or 6.0% of revenues before reimbursements. This decrease was due to lower revenues resulting from the impact of COVID-19, partly offset with lower administrative costs. There was a $0.6 million benefit in the second quarter as a result of the Canada Emergency Wage Subsidy.

Excluding centralized indirect support costs, second quarter gross profit decreased from $23.7 million, or 23.8% of revenues before reimbursements, in 2019 to $19.8 million, or 22.8% of revenues before reimbursements, in 2020. For the six months periods, gross profit decreased from $49.1 million, or 24.9% of revenues before reimbursements in 2019, to $43.0 million, or 23.4%, due to the revenue decline.

Revenues before Reimbursements

Crawford TPA Solutions revenues are derived from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2019
(in thousands, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	Variance
U.S.	$69,173	$79,819	(13.3)%	$69,173	(13.3)%
Europe and Rest of World	8,743	8,832	(1.0)%	9,313	5.4%
Canada	6,046	7,884	(23.3)%	6,254	(20.7)%
U.K.	2,763	2,983	(7.4)%	2,863	(4.0)%
Total Crawford TPA Solutions Revenues before Reimbursements	$86,725	$99,518	(12.9)%	$87,603	(12.0)%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2019
(in thousands, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	Variance
U.S.	$147,266	$157,015	(6.2)%	$147,266	(6.2)%
Europe and Rest of World	17,257	17,528	(1.5)%	18,156	3.6%
Canada	13,509	17,256	(21.7)%	13,775	(20.2)%
U.K.	5,628	5,513	2.1%	5,684	3.1%
Total Crawford TPA Solutions Revenues before Reimbursements	$183,660	$197,312	(6.9)%	$184,881	(6.3)%

Revenues before reimbursements from our Crawford TPA Solutions segment totaled $86.7 million in the three months ended June 30, 2020 compared with $99.5 million in the 2019 period. This decrease was primarily due to a decrease in case volumes in the U.S. and Canada due to the impact of COVID-19. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions segment revenues by approximately 0.9%, or $0.9 million, as compared with the 2019 period. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 6.9% for the three months ended June 30, 2020 compared with the same period of 2019. Changes in product mix and in the rates charged for those services accounted for a 5.1% revenue decrease for the 2020 second quarter compared with the 2019 period.

For the six months ended June 30, 2020, revenues before reimbursements from our Crawford TPA Solutions segment totaled $183.7 million, compared with $197.3 million in the comparable 2019 period. This decrease was primarily due to a decrease in case volumes in the U.S. and Canada due to the impact of COVID-19. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions segment revenues by approximately 0.6%, or $1.2 million, for the six months ended June 30, 2020 as compared with the 2019 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $184.9 million for the six months ended June 30, 2020. There was a decrease in segment unit volume, measured principally by cases received, of 2.7% for the six months ended June 30, 2020, compared with the 2019 period. Changes in product mix and in the rates charged for those services accounted for a 3.6% revenue decrease for the six months ended June 30, 2020 compared with the same period in 2019.

The decrease in revenues in the U.S. for the three months and six months ended June 30, 2020 was due to a decrease in case volumes as a result of COVID-19 economic conditions. Based on constant foreign exchange rates, there was a decrease in revenues in the U.K. in the second quarter, although there was an increase in the six month period due to client case volume increases from both new and existing clients. Revenues in Canada decreased in the current year due to a decrease in case volumes as a result of COVID-19 economic conditions. Revenues increased in Europe and Rest of World in the second quarter primarily due to growth from existing clients.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment were $1.5 million for the three months ended June 30, 2020, compared with $3.2 million in the comparable 2019 period. Reimbursements were $3.6 million and $5.7 million for the six month periods ended June 30, 2020 and 2019, respectively. The reduction in reimbursed expenses were due to the lower revenues in the 2020 periods.

Case Volume Analysis

Crawford TPA Solutions unit volumes by geographic region, as measured by cases received, for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	June 30, 2019	Variance
U.S.	101,224	119,070	(15.0)%	227,897	239,033	(4.7)%
Europe and Rest of World	54,640	50,838	7.5%	101,663	102,453	(0.8)%
Canada	16,934	17,517	(3.3)%	36,154	39,158	(7.7)%
U.K.	10,622	9,588	10.8%	22,306	18,063	23.5%
Total Crawford TPA Solutions Cases Received	183,420	197,013	(6.9)%	388,020	398,707	(2.7)%

Overall case volumes were 6.9% lower for the three months ended June 30, 2020 and 2.7% lower for the six months ended June 30, 2020, compared with 2019, due to decreases in the U.S. and Canada. The decrease in the U.S. was primarily driven by COVID-19 economic conditions that affected Claims Management, Medical Management, and Accident & Health case volumes. There was an increase in the 2020 periods in the U.K. due to increased volumes of high-frequency, low-complexity cases from new clients. Canada case volumes were negatively impacted by COVID-19, partially offset by an increase in high-frequency, low-complexity cases in the second quarter. The increase in cases received in Europe and Rest of World was due to an increase in high-frequency, low-complexity cases received, but there was a slight reduction in the year-to-date period.

Crawford TPA Solutions unit volumes, particularly in the U.S., are sensitive to overall employment levels and workplace reported injuries. As a result of the increased level of unemployment in the U.S. due to the economic contraction from the COVID-19 pandemic, as well as economic contraction globally which could impact other geographic regions, future case referrals could be materially negatively impacted unless offset by new client programs.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended June 30, 2020, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 61.2% in 2019 to 61.9% in 2020. For the six months ended June 30, 2020, direct compensation, fringe benefits, and non-employee labor expenses were 61.3%, compared with 60.5% in 2019. The total dollar amount of these expenses decreased to $53.7 million for the three months ended June 30, 2020 from $60.9 million for the comparable 2019 period, and were $112.6 million for the six months ended June 30, 2020 compared to $119.3 million in 2019. This change was due to a decrease in average full-time equivalent employees and a reduction in incentive compensation. The increase in expense as a percent or revenues before reimbursements is because the decrease in expenses did not offset the decrease in revenues. There was a $0.6 million benefit in the second quarter as a result of the Canada Emergency Wage Subsidy. Average full-time equivalent employees in this segment totaled 3,138 in the first six months of 2020, down from 3,164 in the comparable 2019 period, decreasing as a result of the decrease in revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford TPA Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 34.4% for the three months ended June 30, 2020, compared with 33.7% in the comparable 2019 period. The amount of these expenses decreased from $33.6 million for the three months ended June 30, 2019 to $29.9 million in 2020. The decrease in expenses as a percent of revenues in the second quarter was due to lower revenues and expense controls implemented in 2020. For the six months ended June 30, 2020, compared with 2019, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were $61.6 million, or 33.5%, compared to $66.2 million, or 33.6% in 2019, due to the lower revenues and lower administrative support expenses.

CRAWFORD SPECIALTY SOLUTIONS SEGMENT

Our Crawford Specialty Solutions segment reported operating earnings of $14.0 million for the three months ended June 30, 2020, increasing over operating earnings of $12.6 million in the comparable 2019 period. The related segment operating margin increased from 17.7% for the quarter ended June 30, 2019, to 21.1% in the comparable 2020 period. For the six months ended June 30, 2020, operating earnings in our Crawford Specialty Solutions segment decreased to $21.0 million, or 16.2% of revenues before reimbursements, compared with 2019 operating earnings of $24.8 million, or 18.1% of revenues before reimbursements. This decrease was primarily due to a reduction in revenues in our Contractor Connection service line resulting from the impact of COVID-19, and an increase in compensation expense in our Global Technical Services service line. There was a $0.7 million benefit in the second quarter as a result of the Canada Emergency Wage Subsidy.

Excluding indirect support costs, gross profit in the second quarter decreased slightly from $25.2 million, or 35.3% of revenues before reimbursements in 2019 to $25.1 million, or 37.9% of revenues before reimbursements, in 2020, For the six months periods, gross profit decreased from $47.7 million, or 34.7% of revenues before reimbursements in 2019, to $44.1 million, or 34.1%, due to the lower revenues and the increase in compensation expense.

Revenues before Reimbursements

Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2019
(in thousands, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	Variance
U.S.	$28,371	$32,881	(13.7)%	$28,371	(13.7)%
U.K.	13,504	12,720	6.2%	14,195	11.6%
Canada	6,835	8,772	(22.1)%	7,076	(19.3)%
Rest of World	6,479	6,078	6.6%	6,829	12.4%
Australia	5,930	6,015	(1.4)%	6,607	9.8%
Europe	5,121	4,894	4.6%	5,315	8.6%
Total Crawford Specialty Solutions Revenues before Reimbursements	$66,240	$71,360	(7.2)%	$68,393	(4.2)%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2019
(in thousands, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	Variance
U.S.	$53,298	$61,339	(13.1)%	$53,298	(13.1)%
U.K.	27,676	25,408	8.9%	28,149	10.8%
Canada	14,453	17,163	(15.8)%	14,757	(14.0)%
Rest of World	12,634	12,410	1.8%	13,040	5.1%
Australia	10,908	11,332	(3.7)%	11,840	4.5%
Europe	10,280	9,653	6.5%	10,619	10.0%
Total Crawford Specialty Solutions Revenues before Reimbursements	$129,249	$137,305	(5.9)%	$131,703	(4.1)%

Revenues before reimbursements from our Crawford Specialty Solutions segment totaled $66.2 million in the three months ended June 30, 2020, compared with $71.4 million in the 2019 period. This decrease was primarily due to a decrease in case volumes in the U.S. and Canada due to the impact of COVID-19. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 3.0%, or $2.2 million, for the three months ended June 30, 2020, as compared with 2019. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $68.4 million for the three months ended June 30, 2020. Overall case volumes were 9.3% lower for the three months ended June 30, 2020, compared with the same period of 2019. Changes in product mix and in the rates charged for those services accounted for a 5.1% revenue increase for the three months ended June 30, 2020 compared with the same period in 2019, due to a decrease in Contractor Connection case volumes.

For the six months ended June 30, 2020, revenues before reimbursements from our Crawford Specialty Solutions segment totaled $129.2 million, compared with $137.3 million in the comparable 2019 period. This decrease was primarily due to a decrease in case volumes in the U.S. and Canada due to the impact of COVID-19. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 1.8%, or $2.5 million, for the six months ended June 30, 2020 as compared with the 2019 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $131.7 million for the six months ended June 30, 2020. There was a decrease in segment unit volume, measured principally by cases received, of 14.5% for the six months ended June 30, 2020, compared with the 2019 period. Changes in product mix and in the rates charged for those services accounted for a 10.4% revenue increase for the six months ended June 30, 2020 compared with the same period in 2019, due primarily to a reduction in Contractor Connection cases.

The decrease in revenues in the U.S. for the three months and six months ended June 30, 2020 was due to a reduction in our Contractor Connection service line, compared with the 2019 period. On a constant currency basis, there was a revenue increase in the U.K. in the 2020 periods primarily due to an increase in our Global Technical Services service line. Revenues in Canada decreased in the 2020 period compared with 2019 due to a decrease in case volumes as a result of COVID-19 in Contractor Connection and Global Technical Services. There was an increase in revenues in Australia due to an increase in weather related cases. There was a revenue increase in Europe due to increased revenues in our Global Technical Services service line. The increase in revenues in Rest of World was primarily due to an increase in weather related activity in Asia.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment were $2.5 million for the three months ended June 30, 2020 compared with $2.6 million in the comparable 2019 period. Reimbursements were $4.5 million and $4.8 million for the six month periods ended June 30, 2020 and 2019, respectively, consistent with the revenues between periods.

Case Volume Analysis

Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2020	June 30, 2019	Variance	June 30, 2020	June 30, 2019	Variance
U.S.	49,927	55,206	(9.6)%	93,383	109,317	(14.6)%
Canada	12,918	15,861	(18.6)%	26,455	36,110	(26.7)%
Rest of World	4,902	5,140	(4.6)%	10,206	10,110	0.9%
U.K.	3,533	3,723	(5.1)%	6,866	6,276	9.4%
Europe	3,125	2,208	41.5%	5,649	5,192	8.8%
Australia	1,461	1,512	(3.4)%	2,828	3,032	(6.7)%
Total Crawford Specialty Solutions Cases Received	75,866	83,650	(9.3)%	145,387	170,037	(14.5)%

Overall case volumes were 9.3% and 14.5% lower in the three months and six months ended June 30, 2020, respectively, compared with the same periods in 2019, due to the impact of COVID-19. The decrease in U.S. case volumes in the three months ended June 30, 2020 was primarily due to a decrease in our Contractor Connection service line, compared to the 2019 periods. The U.K. case volumes were lower in the second quarter due to the impact of COVID-19, although higher in the six months ended June 30, 2020 due to an increase in high-frequency, low-complexity property cases in the Contractor Connection service line. There was a decrease in cases received in Canada due to the COVID-19 impact in the current year. The decrease in Australia cases was due to a reduction in high-frequency, low-complexity property cases. The increase in cases in Europe was primarily due to an increase in Global Technical Services. Cases received in Rest of World was lower in the second quarter of 2020 due to a decrease in weather related cases in Asia, although there was a slight increase in the six months ended June 30, 2020.

As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 51.1% in the 2020 second quarter compared to 49.1% in the 2019 second quarter. The dollar amount of these expenses was $33.9 million for the 2020 second quarter and $35.1 million for the comparable 2019 period. For the six months ended June 30, 2020, direct compensation, fringe benefits, and non-employee labor in our Crawford Specialty Solutions segment decreased slightly to $69.7 million, or 54.0% of revenues before reimbursements, compared with $70.0 million, or 51.0% of revenues before reimbursements in 2019. The increase in the percentage of revenues before reimbursements was due to increased compensation expense in 2020 to support client growth. The decrease in costs was due to the lower revenues. There was a $0.7 million benefit in the second quarter as a result of the Canada Emergency Wage Subsidy. There was an average of 1,431 full-time equivalent employees in Crawford Specialty Solutions in the 2020 six month period, compared with an average of 1,486 for the comparable 2019 six month period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 27.7% of Crawford Specialty Solutions revenues before reimbursements for the three months ended June 30, 2020 compared with 33.2% for the comparable period in 2019. The dollar amount of these expenses decreased to $18.4 million in the 2020 second quarter as compared with $23.7 million in the comparable 2019 period. For the six months ended June 30, 2020, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor in our Crawford Specialty Solutions segment decreased to $38.6 million, or 29.8% of revenues before reimbursements, compared with $42.5 million, or 30.9% of revenues before reimbursements in 2019. The decrease in both the expense and the expense as a percent of revenues before reimbursements in 2020 is due to a decrease in the allowance for doubtful accounts, a reduction of travel and entertainment expense, and other administrative support costs.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. After considering goodwill and intangible asset impairments and the impact of expected operating losses in certain international operations, we estimate that our effective income tax rate for 2020 will be approximately 35% to 37% after considering known discrete items as of June 30, 2020.

The provision for income taxes on consolidated income before income tax totaled $6.3 million and $2.9 million for the three months ended June 30, 2020 and 2019, respectively. The overall effective tax rate decreased to 23.6% for the six months ended June 30, 2020 compared with 40.8% for the 2019 period primarily due to the impact of goodwill impairment in 2020 and an arbitration settlement in 2019.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $2.5 million and $2.8 million for the three months ended June 30, 2020 and 2019. There was no interest income during the three months ended June 30, 2020, compared to $0.3 million for the three months ended June 30, 2019. Corporate interest expense totaled $4.7 million and $5.8 million for the six months ended June 30, 2020 and 2019, respectively. There was no interest income during the six months ended June 30, 2020, compared to $0.6 million for the six months ended June 30, 2019.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. Stock option expense totaled $0.6 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.7 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense associated with these intangible assets totaled $5.5 million and $5.6 million for the six months ended June 30, 2020 and 2019, respectively. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and six months ended June 30, 2020 and 2019, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.

Unallocated corporate and shared costs were $1.7 million for the three months ended June 30, 2020, compared with a credit of $3.2 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, unallocated corporate and shared costs were $4.3 million and $0.7 million, respectively. The increases for the three months and six months ended June 30, 2020 was due to CEO transition costs, severance costs, and an increase in self-insurance expenses, partially offset by $2.0 million credit from the Canada Emergency Wage Subsidy and a decrease in defined benefit pension expense.

Goodwill Impairment

We recognized a pretax non-cash goodwill impairment in the 2020 first quarter totaling $17.7 million related to its Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense. There was no goodwill impairment in the 2019 six month period. See Note 9, "Fair Value Measurements" of our accompanying consolidated financial statements for further discussion about goodwill impairment.

Restructuring Costs

We recognized pretax restructuring costs totaling $5.7 million in the 2020 first quarter, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring cost was comprised of $5.1 million severance expense and related payroll taxes, and $0.6 million asset impairment. See Note 12, "Restructuring Costs" of our accompanying consolidated financial statements for further discussion about restructuring costs.

Loss on Disposal of Business

We recognized a pretax loss on disposal of business in the 2020 second quarter totaling $0.3 million related to its Crawford Specialty Solutions reporting unit. See Note 9, "Fair Value Measurements" of our accompanying consolidated financial statements for further discussion about the loss on disposal.

Arbitration and Claim Settlements

During the three months ended June 30, 2019, we recognized $11.4 million pretax expense for an arbitration settlement related to additional payments awarded to former executives of our former Garden City Group related to their departure in 2015.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At June 30, 2020, our working capital balance (current assets less current liabilities) was approximately $90.0 million, an increase of $11.1 million from the working capital balance at December 31, 2019. Our cash and cash equivalents were $60.0 million at June 30, 2020, compared with $51.8 million at December 31, 2019.

Cash and cash equivalents as of June 30, 2020 consisted of $22.3 million held in the U.S. and $37.7 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $12.0 million for the six months ended June 30, 2020, compared with $8.7 million of cash provided in the comparable period of 2019. The increase in cash provided by operating activities was primarily due to improved collection of accounts receivables, partially offset by an increase in pension contributions in 2020 and lower net income, compared with the same period of 2019. We have deferred payroll tax filings of $4.3 million as allowed by the CARES Act. The increased use within "Accrued or prepaid income taxes" in the 2020 period is due to a $6.3 million non-cash tax benefit, primarily resulting from the non-discrete income tax treatment of the goodwill impairment.

Cash Used in Investing Activities

Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, was $14.4 million for the six months ended June 30, 2020, compared with $8.1 million used in the first six months of 2019. Capital expenditures were higher in the 2020 period due to an increase in capitalized software to support initiatives in our operating segments.

Cash Provided by/Used in Financing Activities

Cash provided by financing activities was $11.4 million for the six months ended June 30, 2020, compared with $14.9 million used in financing activities for the 2019 period. We paid $4.9 million in dividends in the six months ended June 30, 2020 compared to $6.6 million in the comparable 2019 period. During the first six months of 2020, we increased net borrowing from our revolving credit facility by $19.2 million, compared with a net increase during the first six months of 2019 of $10.8 million. Share repurchases totaled $2.7 million in the 2020 period, compared to $19.6 million for the first six months of 2019.

Other Matters Concerning Liquidity and Capital Resources

As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $275.1 million at June 30, 2020. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. However, certain events, such as the COVID-19 pandemic, could impact the level and timing of our short-term debt obligations in the future. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $195.6 million as of June 30, 2020 compared with $177.0 million at December 31, 2019.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Agreement based on our trailing twelve month EBITDA, as defined in our Credit Agreement. At June 30, 2020, we had $60.0 million of cash on hand and additional borrowing capacity, based on trailing twelve month EBITDA, of $150.0 million, resulting in total liquidity of $210.0 million at June 30, 2020. In response to the COVID-19 pandemic, we have taken a number of steps to enhance our liquidity including reducing our planned capital expenditures, pausing our discretionary U.S. defined benefit pension plan contributions for the remainder of 2020, suspending share repurchases under our 10b5-1 repurchase plan, and adjusting our employment levels through furloughs and reductions in force. We have not applied for governmental loans to support the Company’s operations but are continuing to evaluate the CARES Act and are taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits. In addition, there are numerous international legislative responses that we continue to evaluate, such as the Canadian Emergency Wage Subsidy program where we have received a benefit in the second quarter, among other enactments.

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

For the six months ended June 30, 2020, the Company made contributions of $3.0 million to its U.S. defined benefit pension plan and $0.3 million to its U.K. defined benefit pension plans, respectively. During the comparable period in 2019 no contributions were made to the U.S. defined benefit pension plan and $0.3 million was contributed to the U.K. defined benefit plans. The Company is evaluating whether it will make any additional contributions to its U.S. plan during the remainder of 2020, and does not expect to make any additional contributions to its U.K. plans during the remainder of 2020. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the six months ended June 30, 2020, we paid $4.9 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, the impact of the COVID-19 pandemic on our business, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2020, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2019 were as follows:

•

Unbilled revenues increased $7.0 million excluding foreign currency exchange impacts and the adoption of Topic 326. This increase was primarily due to the Crawford Claims Solutions segment, which had increases due to weather related activity in the U.K. and Australia.

•	Accrued retirement costs decreased $5.0 million excluding foreign exchange impacts. The decrease is related to increased contributions to our pension plan and lower cost in the current year.

•

Prepaid income taxes increased $6.8 million, net of accrued income taxes, excluding foreign exchange impacts. The increase is due to a non-cash tax benefit, primarily resulting from the non-discrete income tax treatment of the goodwill impairment.

•

Prepaid expenses and other current assets increased $5.5 million, excluding foreign currency exchange impacts. The increase is primarily due to the $4.3 million Canada Emergency Wage Subsidy, which is expected to be received in the third quarter

At June 30, 2020, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on May 9, 2019 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2019, the Company has purchased 316,810 shares pursuant to the 2019 Repurchase Authorization. As of June 30, 2020, the Company was authorized to repurchase 642,097 shares under the 2019 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2020				642,097
April 1, 2020 - April 30, 2020
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of April 30, 2020				642,097
May 1, 2020 - May 31, 2020
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of May 31, 2020				642,097
June 1, 2020 - June 30, 2020
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of June 30, 2020	—		—	642,097

Item 6. Exhibits

Exhibit
No.	Description

10.1	General Release and Separation Agreement between Harsha V. Agadi and Crawford & Company, dated April 27, 2020
10.2	Employment Agreement between Rohit Verma and Crawford & Company, dated April 27, 2020
10.3	Employment Agreement between Joseph Blanco and Crawford & Company, dated April 27, 2020
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	August 3, 2020	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2020	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)