Form 10-Q
period 2020-09-30
CRAWFORD & CO
filed 2020-11-02
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2020

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

Yes ☐          No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of October 26, 2020, was as follows:

Class A Common Stock, $1.00 par value: 30,644,984

Class B Common Stock, $1.00 par value: 22,510,144

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2020

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2020	2019
Revenues:

Revenues before reimbursements	$253,124	$254,677
Reimbursements	8,545	11,165
Total Revenues	261,669	265,842

Costs and Expenses:

Costs of services provided, before reimbursements	177,061	180,849
Reimbursements	8,545	11,165
Total costs of services	185,606	192,014

Selling, general, and administrative expenses	52,065	52,564

Corporate interest expense, net of interest income of $98 and $0, respectively	1,599	3,162

Arbitration and claim settlements	—	1,200

Gain on disposition of businesses, net	(14,104)	—

Total Costs and Expenses	225,166	248,940

Other Expense, net	(65)	(883)

Income Before Income Taxes	36,438	16,019

Provision for Income Taxes	11,729	5,328

Net Income	24,709	10,691

Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	(312)	355

Net Income Attributable to Shareholders of Crawford & Company	$24,397	$11,046

Earnings Per Share - Basic:
Class A Common Stock	$0.46	$0.22
Class B Common Stock	$0.46	$0.19

Earnings Per Share - Diluted:
Class A Common Stock	$0.46	$0.21
Class B Common Stock	$0.46	$0.19

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,643	30,645
Class B Common Stock	22,510	22,831

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,937	31,140
Class B Common Stock	22,510	22,831

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019
Revenues:

Revenues before reimbursements	$725,071	$758,616
Reimbursements	25,519	31,449
Total Revenues	750,590	790,065

Costs and Expenses:

Costs of services provided, before reimbursements	518,263	533,664
Reimbursements	25,519	31,449
Total costs of services	543,782	565,113

Selling, general, and administrative expenses	163,327	171,407

Corporate interest expense, net of interest income of $131 and $539, respectively	6,275	8,346

Goodwill impairment	17,674	—

Restructuring costs	5,714	—

Arbitration and claim settlements	—	12,552

Gain on disposition of businesses, net	(13,763)	—

Total Costs and Expenses	723,009	757,418

Other Expense, net	(355)	(2,443)

Income Before Income Taxes	27,226	30,204

Provision for Income Taxes	9,554	11,120

Net Income	17,672	19,084

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	1,224	713

Net Income Attributable to Shareholders of Crawford & Company	$18,896	$19,797

Earnings Per Share - Basic:
Class A Common Stock	$0.36	$0.39
Class B Common Stock	$0.34	$0.33

Earnings Per Share - Diluted:
Class A Common Stock	$0.36	$0.39
Class B Common Stock	$0.34	$0.33

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,575	30,701
Class B Common Stock	22,533	23,071

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,810	31,116
Class B Common Stock	22,533	23,071

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,
(In thousands)	2020	2019
Net Income	$24,709	$10,691

Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	11,845	(3,017)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $676 and $673, respectively	2,036	1,984

Other Comprehensive Income (Loss)	13,881	(1,033)

Comprehensive Income	38,590	9,658

Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(247)	900

Comprehensive Income Attributable to Shareholders of Crawford & Company	$38,343	$10,558

	Nine Months Ended September 30,
(In thousands)	2020	2019

Net Income	$17,672	$19,084

Other Comprehensive Income:
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	5,152	(2,621)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,977 and $2,024, respectively	5,849	5,976

Other Comprehensive Income	11,001	3,355

Comprehensive Income	28,673	22,439

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,665	1,684

Comprehensive Income Attributable to Shareholders of Crawford & Company	$30,338	$24,123

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$48,739	$51,802
Accounts receivable, less allowance for doubtful accounts of $9,476 and $9,348, respectively	123,563	128,217
Unbilled revenues, at estimated billable amounts	106,610	103,894
Income taxes receivable	7,820	7,820
Prepaid expenses and other current assets	26,641	23,476
Total Current Assets	313,373	315,209
Net Property and Equipment	34,160	31,425
Other Assets:
Operating lease right-of-use assets, net	107,956	102,354
Goodwill	61,151	80,642
Intangible assets arising from business acquisitions, net	66,223	75,083
Capitalized software costs, net	64,130	66,445
Deferred income tax assets	18,107	17,971
Other noncurrent assets	74,522	70,884
Total Other Assets	392,089	413,379
TOTAL ASSETS	$739,622	$760,013

*	Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	September 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$3,028	$28,531
Accounts payable	33,592	34,377
Accrued compensation and related costs	74,681	68,499
Self-insured risks	9,941	11,311
Income taxes payable	7,022	3,030
Operating lease liabilities	31,918	30,765
Other accrued liabilities	34,117	31,449
Deferred revenues	27,129	28,288
Current installments of finance leases	49	15
Total Current Liabilities	221,477	236,265
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	124,684	148,408
Operating lease liabilities	91,963	87,064
Deferred revenues	23,921	24,080
Accrued pension liabilities	56,542	65,909
Other noncurrent liabilities	38,749	33,410
Total Noncurrent Liabilities	335,859	358,871
Redeemable Noncontrolling Interests	-	2,310
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,645 and 30,610 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	30,645	30,610
Class B common stock, $1.00 par value; 50,000 shares authorized; 22,510 and 22,671 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	22,510	22,671
Additional paid-in capital	66,339	63,392
Retained earnings	258,504	249,551
Accumulated other comprehensive loss	(195,002)	(206,907)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	182,996	159,317
Noncontrolling interests	(710)	3,250
Total Shareholders' Investment	182,286	162,567
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$739,622	$760,013

*	Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$17,672	$19,084
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	30,150	30,086
Goodwill impairment	17,674	—
Gain on disposition of businesses, net	(13,763)	—
Stock-based compensation	2,732	2,610
Changes in operating assets and liabilities:
Accounts receivable, net	485	1,108
Unbilled revenues, net	(9,223)	(8,740)
Accrued or prepaid income taxes	2,462	443
Accounts payable and accrued liabilities	16,097	(4,361)
Deferred revenues	(1,491)	514
Accrued retirement costs	(6,101)	1,545
Prepaid expenses and other operating activities	622	36
Net cash provided by operating activities	57,316	42,325

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(10,850)	(5,664)
Capitalization of computer software costs	(12,793)	(7,276)
Cash proceeds from disposition of business, net of cash disposed	19,273	—
Payments for business acquisitions, net of cash acquired	—	(2,296)
Net cash used in investing activities	(4,370)	(15,236)

Cash Flows From Financing Activities:
Cash dividends paid	(6,986)	(9,894)
Proceeds from shares purchased under employee stock-based compensation plans	811	1,909
Repurchases of common stock	(2,666)	(25,673)
Increases in revolving credit facility borrowings	76,876	65,449
Payments on revolving credit facility borrowings	(124,454)	(64,962)
Payments on finance lease obligations	(33)	(106)
Cash paid for equity investments	(603)	—
Dividends paid to noncontrolling interests	(196)	(458)
Net cash used in financing activities	(57,251)	(33,735)
Effects of exchange rate changes on cash and cash equivalents	1,242	(372)
Decrease in cash and cash equivalents	(3,063)	(7,018)
Cash and cash equivalents at beginning of year	51,802	53,119
Cash and cash equivalents at end of period	$48,739	$46,101

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2020	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2020	$30,610	$22,671	$63,392	$249,551	$(206,907)	$159,317	$3,250	$162,567
Net (loss)/income (1)	—	—	—	(11,399)	—	(11,399)	120	(11,279)
Other comprehensive income/(loss)	—	—	—	—	(1,545)	(1,545)	1	(1,544)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,268)	—	(3,268)	—	(3,268)
Stock-based compensation	—	—	880	—	—	880	—	880
Repurchases of common stock	(155)	(161)	—	(2,350)	—	(2,666)	—	(2,666)
Shares issued in connection with stock-based compensation plans, net	64	—	(54)	—	—	10	—	10
Decrease in value of noncontrolling interest due to acquisition	—	—	(269)	—	576	307	(599)	(292)
Adoption of Topic 326	—	—	—	(607)	—	(607)	—	(607)
Balance at March 31, 2020	$30,519	$22,510	$63,949	$231,927	$(207,876)	$141,029	$2,772	$143,801
Net income (1)	—	—	—	5,898	—	5,898	481	6,379
Other comprehensive loss	—	—	—	—	(959)	(959)	(377)	(1,336)
Cash dividends paid (Class A - $0.03 per share, Class B - $0.03 per share)	—	—	—	(1,591)	—	(1,591)	—	(1,591)
Stock-based compensation	—	—	1,118	—	—	1,118	—	1,118
Shares issued in connection with stock-based compensation plans, net	4	—	(4)	—	—	—	—	—
Increase in value of noncontrolling interest due to disposition	—	—	—	—	—	—	1,249	1,249
Balance at June 30, 2020	$30,523	$22,510	$65,063	$236,234	$(208,835)	$145,495	$4,125	$149,620
Net income (1)	—	—	—	24,397	—	24,397	312	24,709
Other comprehensive income/(loss)	—	—	—	—	13,946	13,946	(65)	13,881
Cash dividends paid (Class A - $0.04 per share, Class B - $0.04 per share)	—	—	—	(2,127)	—	(2,127)	(196)	(2,323)
Stock-based compensation	—	—	734	—	—	734	—	734
Shares issued in connection with stock-based compensation plans, net	122	—	679	—	—	801	—	801
Decrease in value of noncontrolling interest due to dispositions and acquisition	—	—	(137)	—	(113)	(250)	(4,886)	(5,136)
Balance at September 30, 2020	$30,645	$22,510	$66,339	$258,504	$(195,002)	$182,996	$(710)	$182,286

(1)

The total net (loss)/income presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, June 30 and September 30, 2020 excludes $1,880, $257 and $(0), respectively, in net loss (income) attributable to the redeemable noncontrolling interests.

(See accompanying notes to condensed consolidated financial statements)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2019	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2019	$30,927	$24,408	$58,793	$273,607	$(216,447)	$171,288	$4,158	175,446
Net income (2)	—	—	—	6,109	—	6,109	37	6,146
Other comprehensive income/(loss)	—	—	—	—	5,073	5,073	(16)	5,057
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,282)	—	(3,282)	(84)	(3,366)
Stock-based compensation	—	—	(247)	—	—	(247)	—	(247)
Repurchases of common stock	(421)	(1,377)	—	(14,620)	—	(16,418)	—	(16,418)
Common stock activity, net	115	—	(225)	—	—	(110)	—	(110)
Balance at March 31, 2019	$30,621	$23,031	$58,321	$261,814	$(211,374)	$162,413	$4,095	$166,508
Net income/(loss) (2)	—	—	—	2,642	—	2,642	(12)	2,630
Other comprehensive loss	—	—	—	—	(260)	(260)	(409)	(669)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,313)	—	(3,313)	(196)	(3,509)
Stock-based compensation	—	—	1,646	—	—	1,646	—	1,646
Repurchases of common stock	(280)	(73)	—	(2,814)	—	(3,167)	—	(3,167)
Common stock activity, net	326	—	634	—	—	960	—	960
Balance at June 30, 2019	$30,667	$22,958	$60,601	$258,329	$(211,634)	$160,921	$3,478	$164,399
Net income/(loss) (2)	—	—	—	11,046	—	11,046	(84)	10,962
Other comprehensive loss	—	—	—	—	(488)	(488)	(545)	(1,033)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,299)	—	(3,299)	—	(3,299)
Stock-based compensation	—	—	1,211	—	—	1,211	—	1,211
Repurchases of common stock	(402)	(231)	—	(5,455)	—	(6,088)	—	(6,088)
Common stock activity, net	155	—	904	—	—	1,059	—	1,059
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(178)	(178)
Balance at September 30, 2019	$30,420	$22,727	$62,716	$260,621	$(212,122)	$164,362	$2,671	$167,033

(2)

The total net income presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, June 30 and September 2019 excludes $377, $6 and $271, respectively, in net loss attributable to the redeemable noncontrolling interests.

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity and the continued economic uncertainty resulting from the COVID-19 pandemic, the Company's operating results for the three and nine months ended September 30, 2020 and financial position as of September 30, 2020 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2020 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 other than as disclosed herein. The Company recognized a goodwill impairment in the 2020 first quarter within its Crawford Claims Solutions segment, due to lower forecasts in that reporting unit and the overall decline in market conditions from the COVID-19 pandemic. See Note 9, "Fair Value Measurements" of our accompanying consolidated financial statements for further discussion about goodwill impairment.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2020 and December 31, 2019, the liabilities of the deferred compensation plan were $8,273,000 and $8,428,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,247,000 and $16,527,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

The Company sold its 51% interest in Lloyd Warwick International Limited ("LWI") to a third party on June 12, 2020. Prior to the sale, LWI was considered a VIE to the Company. As the primary beneficiary of LWI, the Company consolidated the results of LWI because of its controlling ownership interest and because Crawford had the obligation to absorb LWI’s losses through the additional financial support that Crawford was obligated to provide. As a result of the sale, LWI is no longer considered a VIE of the Company, and the Company no longer consolidates the results of LWI nor is obligated to provide financial support to LWI. See Note 13, “Business Acquisition and Dispositions” of our accompanying consolidated financial statements for further discussion related to the sale of the Company’s interest in LWI.

Noncontrolling interests represent the minority shareholders' share of the net income or loss and shareholders' investment in consolidated subsidiaries. Noncontrolling interests are presented as a component of shareholders' investment in the unaudited Condensed Consolidated Balance Sheets and reflect the initial fair value of these investments by noncontrolling shareholders, along with their proportionate share of the income or loss of the subsidiaries, less any dividends or distributions. Noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' investment as "Redeemable Noncontrolling Interests" and are recorded at either their initial fair value plus any profits or losses or estimated redemption value if an adjustment is required. On July 21, 2020, the Company acquired the remaining 15% membership interests of WeGoLook, LLC.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company has not applied for governmental loans from the CARES Act or any other governmental programs to support the Company’s operations. The Company is taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits.

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in the second and third quarters. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense once the application is filed. The Company recognized $4,711,000 and $9,056,000 as a reduction of compensation expense for the three and nine months ended September 30, 2020, respectively. In July 2020, the Canadian government announced an extension of this program that may benefit the Company through end of 2020. The Company will continue to evaluate the impact of government subsidies each period.

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

The Company has included assumptions related to expected credit losses from the impact of the COVID-19 pandemic in its results of operations for the three months and nine months ended September 30, 2020.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This update amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, by removing and modifying certain disclosure requirements and adding others. This update removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. This update requires the disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Further, this update clarifies that transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities are required to be disclosed. These updates are effective for annual periods beginning after December 15, 2019, and interim periods thereafter. The Company adopted this guidance on January 1, 2020 with no material impact on disclosures related to fair value measurement.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).” This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. This update also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. Further, this update requires the presentation of the amortization expense in the statement of income, the presentation of the capitalized costs on the statement of financial position and the classification of payments for capitalized costs in the statement of cash flows related to capitalized implementation costs to be treated the same as the fees for service component of the associated hosting arrangement. The update is effective for annual periods beginning after December 15, 2019, and interim periods thereafter. The Company adopted this guidance on January 1, 2020 with no material impact on its results of operation, financial condition or cash flows.

Pending Adoption of Recently Issued Accounting Standards

Compensation-Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)." This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This update removes certain disclosure requirements including, but not limited to, the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. This update requires the disclosure of the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This update also clarifies requirements for entities that provide aggregate disclosures for two or more plans. The update is effective for annual periods beginning after December 15, 2020, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on disclosures related to its retirement plans.

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

3. Revenue Recognition

As of January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the three and nine months ended September 30, 2020 and 2019 reflect the application of ASC 606.

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

The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
U.S.	$51,716	$35,982	$117,488	$103,743
U.K.	15,394	15,123	47,033	47,325
Australia	13,066	11,886	35,211	35,220
Canada	8,272	12,008	26,382	36,276
Europe	6,537	7,429	20,734	21,265
Rest of World	3,384	3,822	10,559	11,743
Total Crawford Claims Solutions Revenues before Reimbursements	$98,369	$86,250	$257,407	$255,572

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

The following tables present Crawford TPA Solutions revenues before reimbursements disaggregated by service line and geography for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$35,133	$35,593	$70,726	$37,352	$43,024	$80,376
U.K.	2,522	—	2,522	2,730	—	2,730
Canada	6,415	—	6,415	8,210	—	8,210
Europe and Rest of World	7,547	—	7,547	8,179	—	8,179
Total Crawford TPA Solutions Revenues before Reimbursements	$51,617	$35,593	$87,210	$56,471	$43,024	$99,495

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$105,755	$112,237	$217,992	$109,700	$127,691	$237,391
U.K.	8,150	—	8,150	8,243	—	8,243
Canada	19,924	—	19,924	25,466	—	25,466
Europe and Rest of World	24,804	—	24,804	25,707	—	25,707
Total Crawford TPA Solutions Revenues before Reimbursements	$158,633	$112,237	$270,870	$169,116	$127,691	$296,807

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

The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands)	Global Technical Services	Contractor Connection	Total	Global Technical Services	Contractor Connection	Total
U.S.	$10,210	$20,075	$30,285	$10,202	$19,617	$29,819
U.K.	10,805	1,339	12,144	11,728	1,263	12,991
Australia	5,789	333	6,122	5,935	222	6,157
Canada	5,793	1,787	7,580	6,294	1,838	8,132
Europe	5,090	9	5,099	5,141	2	5,143
Rest of World	6,315	—	6,315	6,690	—	6,690
Total Crawford Specialty Solutions Revenues before Reimbursements	$44,002	$23,543	$67,545	$45,990	$22,942	$68,932

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in thousands)	Global Technical Services	Contractor Connection	Total	Global Technical Services	Contractor Connection	Total
U.S.	$30,311	$53,271	$83,582	$30,888	$60,270	$91,158
U.K.	34,835	4,984	39,819	34,444	3,955	38,399
Australia	16,379	651	17,030	16,881	608	17,489
Canada	17,549	4,484	22,033	19,522	5,773	25,295
Europe	15,354	24	15,378	14,793	3	14,796
Rest of World	18,952	—	18,952	19,100	—	19,100
Total Crawford Specialty Solutions Revenues before Reimbursements	$133,380	$63,414	$196,794	$135,628	$70,609	$206,237

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

The table below presents the deferred revenues balance as of January 1, 2020 and the significant activity affecting deferred revenues during the nine months ended September 30, 2020:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2020	$52,368
Quarterly additions	22,226
Revenue recognized from the prior periods	(14,293)
Revenue recognized from current quarter additions	(4,994)
Balance as of March 31, 2020	$55,307
Quarterly additions	15,389
Revenue recognized from the prior periods	(15,407)
Revenue recognized from current quarter additions	(3,568)
Balance as of June 30, 2020	$51,721
Quarterly additions	17,600
Revenue recognized from the prior periods	(14,134)
Revenue recognized from current quarter additions	(4,137)
Balance as of September 30, 2020	$51,050

Remaining Performance Obligations

As of September 30, 2020, the Company had $88,565,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

The Company, as sublessor, subleases certain office space which mostly consists of a two-building office complex in Plantation, Florida in which the terms of the primary lease and the related subleases end in December 2021. Under all of its executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $1,100,000 during the remainder of 2020, $4,200,000 in 2021 and $100,000 in 2022.

The Company's finance leases are not material for the three and nine months ended September 30, 2020 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's unaudited Condensed Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	September 30, 2020	December 31, 2019
Assets:
Operating lease	Operating lease right-of-use assets, net	$107,956	$102,354
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	31,918	30,765
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	91,963	87,064
Total operating lease liabilities		$123,881	$117,829

Weighted-Average Remaining Lease Term		6.04 Years	5.72 years
Weighted-Average Discount Rate (1)		5.3%	5.4%

(1)	Upon adoption of Topic 842, discount rates used for existing leases were established at the transition date.

The components of operating lease costs within the Company's unaudited Condensed Consolidated Statements of Operations consisted of the following for the three and nine months ended September 30, 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$9,381	$9,298	$28,770	$28,410
Variable lease cost	2,094	2,078	6,317	5,849
Sublease income	982	1,114	3,085	3,086

Supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,418	$9,806	$27,933	$29,220

Right-of-use assets obtained in exchange for lease obligations (1)	$8,204	$1,294	$31,061	$13,310

(1)	Amount excludes $122,300,000 of right-of-use assets recognized upon adoption of Topic 842.

Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	September 30, 2020
2020	$8,746
2021	36,930
2022	23,696
2023	16,422
2024	13,329
Thereafter	46,586
Total undiscounted lease payments	145,709
Less imputed interest	(21,828)
Present value of future lease payments	$123,881

The Company has entered into operating lease agreements that have not yet commenced as of September 30, 2020 with legally binding minimum lease payments of $2,395,000. The leases are expected to commence during the three months ended March 31, 2021, and have lease terms between 5 years and 10 years.

5. Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The provision for income taxes on consolidated income before income taxes totaled $11,729,000 and $5,328,000 for the three months ended September 30, 2020 and 2019, respectively.

The provision for income taxes on consolidated income before income taxes totaled $9,554,000 and $11,120,000 for the nine months ended September 30, 2020 and 2019, respectively. The overall effective tax rate decreased to 35.1% for the nine months ended September 30, 2020 compared with 36.8% for the 2019 period primarily due to the impact of goodwill impairment and LWI disposition in 2020 and an arbitration settlement in 2019.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 included the following components:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service cost	$315	$332	$946	$1,004
Interest cost	4,092	5,565	12,330	16,763
Expected return on assets	(6,936)	(7,371)	(20,899)	(22,214)
Amortization of actuarial loss	2,614	2,689	7,848	8,073
Net periodic cost	$85	$1,215	$225	$3,626

For the three months ended September 30, 2020 and 2019, the non-service components of net periodic pension (benefit) cost of $(230,000) and $883,000, respectively, are included in "Other (Expense) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2020 and 2019, the non-service components of net periodic pension (benefit) cost of $(721,000) and $2,622,000, respectively, are included in "Other (Expense) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2020, the Company made contributions of $3,000,000 and $455,000 to the U.S. and U.K. defined benefit pension plans, respectively, compared with no contributions to the U.S. defined benefit plan and $527,000 to the U.K. defined benefit pension plans during the nine months ended September 30, 2019. The Company has made an additional contribution of $6,000,000 to its U.S. plan during the fourth quarter of 2020 but does not expect to make additional contributions to its U.K. plans during the remainder of 2020.

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During the second and third quarters of 2020, the Board of Directors declared the same dividend on CRD-A and CRD-B, while during the first quarter of 2020, and the first three quarters of 2019, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$12,839	$9,431	$4,439	$3,308	$6,857	$5,053	$5,654	$4,249
Dividends paid	1,226	901	2,157	1,142	4,281	2,705	6,449	3,445
Net income attributable to common shareholders, basic	$14,065	$10,332	$6,596	$4,450	$11,138	$7,758	$12,103	$7,694

Denominator:
Weighted-average common shares outstanding, basic	30,643	22,510	30,645	22,831	30,575	22,533	30,701	23,071
Earnings per share - basic	$0.46	$0.46	$0.22	$0.19	$0.36	$0.34	$0.39	$0.33

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$12,891	$9,379	$4,470	$3,277	$6,879	$5,031	$5,687	$4,216
Dividends paid	1,226	901	2,157	1,142	4,281	2,705	6,449	3,445
Net income attributable to common shareholders, diluted	$14,117	$10,280	$6,627	$4,419	$11,160	$7,736	$12,136	$7,661

Denominator:
Weighted-average common shares outstanding, basic	30,643	22,510	30,645	22,831	30,575	22,533	30,701	23,071
Weighted-average effect of dilutive securities	294	—	495	—	235	—	415	—
Weighted-average common shares outstanding, diluted	30,937	22,510	31,140	22,831	30,810	22,533	31,116	23,071
Earnings per share - diluted	$0.46	$0.46	$0.21	$0.19	$0.36	$0.34	$0.39	$0.33

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Shares underlying stock options excluded	2,014	572	2,014	592
Performance stock grants excluded because performance conditions have not been met (1)	1,335	1,094	1,197	1,041

(1)

Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and nine months ended September 30, 2020 and 2019. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
CRD-A issued under the Non-Employee Director Stock Plan	3	2	70	87
CRD-A issued under the U.K. ShareSave Scheme	1	14	2	280
CRD-A issued under the Executive Stock Bonus Plan	—	—	—	30
CRD-A issued under the 2016 Omnibus Stock and Incentive Plan	—	3	—	62
CRD-A issued under the Employee Stock Purchase Plan	114	131	114	131
CRD-A issued under the International Plan	4	4	4	4

The Company's share repurchase authorization, approved in July 2017 (the "2017 Repurchase Authorization"), provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or both). The 2017 Repurchase Authorization was terminated on May 8, 2019.

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At September 30, 2020, the Company had remaining authorization to repurchase 642,097 shares under the 2019 Repurchase Authorization.

During the three months ended September 30, 2020, the Company did not repurchase shares of CRD-A or CRD-B. During the three months ended September 30, 2019, the Company repurchased 401,892 shares of CRD-A and 231,137 shares of CRD-B at an average cost of $9.72 and $9.43, respectively.

During the nine months ended September 30, 2020, the Company repurchased 155,351 shares of CRD-A and 161,459 shares of CRD-B at an average cost of $8.42 for each share. During the nine months ended September 30, 2019, the Company repurchased 1,103,398 shares of CRD-A at an average cost of $9.33 and 1,680,377 shares of CRD-B at an average cost of $9.16 for each share, of which 421,427 shares of CRD-A and 1,376,889 shares of CRD-B were purchased pursuant to a stock purchase agreement authorized by the Board of Directors separate from the 2017 Repurchase Authorization and the 2019 Repurchase Authorization.

8. Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $793,000 for the three months ended September 30, 2020, and losses of $(4,150,000) for the nine months ended September 30, 2020. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(41,591)	$(167,244)	$(208,835)	$(35,850)	$(171,057)	$(206,907)
Other comprehensive loss before reclassifications	11,910	—	11,910	5,593	—	5,593
Amounts reclassified from accumulated other comprehensive income	—	2,036	2,036	—	5,849	5,849
Net current period other comprehensive loss	11,910	2,036	13,946	5,593	5,849	11,442
(Disposition)/acquisition of noncontrolling interest	(113)	—	(113)	463	—	463
Ending balance	$(29,794)	$(165,208)	$(195,002)	$(29,794)	$(165,208)	$(195,002)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(35,531)	$(176,103)	$(211,634)	$(36,352)	$(180,095)	$(216,447)
Other comprehensive loss before reclassifications	(2,472)	—	(2,472)	(1,651)	—	(1,651)
Amounts reclassified from accumulated other comprehensive income	—	1,984	1,984	—	5,976	5,976
Net current period other comprehensive (loss) income	(2,472)	1,984	(488)	(1,651)	5,976	4,325
Ending balance	$(38,003)	$(174,119)	$(212,122)	$(38,003)	$(174,119)	$(212,122)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2020
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,027	$10,027	$—	$—

Liabilities:
Contingent earnout liability (2)	386	—	—	386

(1)

The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)

The contingent earnout liability relates to business acquisitions by the Crawford Specialty Solutions operating segment. The fair value of the contingent earnout liability was estimated using internally-prepared revenue projections, which is Level 3 data, with the maximum possible earnout of $551,000. As such, the fair value is not expected to vary materially. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of each contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and nine months ended September 30, 2020. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Nonrecurring Fair Value Disclosures

In June 2020, the Company sold its 51% interest in Crawford Compliance Inc. in exchange for a note receivable which is measured at estimated fair value.

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

10. Segment Information

Financial information for the three and nine months ended September 30, 2020 and 2019 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Crawford Claims Solutions	$98,369	$86,250	$257,407	$255,572
Crawford TPA Solutions	87,210	99,495	270,870	296,807
Crawford Specialty Solutions	67,545	68,932	196,794	206,237
Total segment revenues before reimbursements	253,124	254,677	725,071	758,616
Reimbursements	8,545	11,165	25,519	31,449
Total revenues	$261,669	$265,842	$750,590	$790,065

Segment Operating Earnings
Crawford Claims Solutions	$7,219	$2,661	$6,329	$4,058
Crawford TPA Solutions	4,414	9,347	13,870	21,106
Crawford Specialty Solutions	17,390	13,301	38,340	38,108
Total segment operating earnings	29,023	25,309	58,539	63,272

(Deduct)/Add:
Unallocated corporate and shared costs, net	(968)	(1,649)	(5,227)	(2,393)
Net corporate interest expense	(1,599)	(3,162)	(6,275)	(8,346)
Stock option expense	(457)	(450)	(1,033)	(1,348)
Amortization of customer-relationship intangible assets	(3,665)	(2,829)	(9,153)	(8,429)
Goodwill impairment	—	—	(17,674)	—
Restructuring costs	—	—	(5,714)	—
Arbitration and claim settlements	—	(1,200)	—	(12,552)
Gain on disposition of businesses, net	14,104	—	13,763	—
Income before income taxes	$36,438	$16,019	$27,226	$30,204

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's three operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, gain on disposition of business, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Crawford TPA Solutions
Claims Management Services	$51,617	$56,471	$158,633	$169,116
Medical Management Services	35,593	43,024	112,237	127,691
Total Revenues before Reimbursements--Crawford TPA Solutions	$87,210	$99,495	$270,870	$296,807
Crawford Specialty Solutions
Global Technical Services	$44,002	$45,990	$133,380	$135,628
Contractor Connection	23,543	22,942	63,414	70,609
Total Revenues before Reimbursements--Crawford Specialty Solutions	$67,545	$68,932	$196,794	$206,237

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2020, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,512,000.

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

12. Restructuring Costs

Total restructuring costs were $5,714,000 for the nine months ended September 30, 2020. There were no restructuring costs for the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

Restructuring costs incurred during the nine months ended September 30, 2020 related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. Costs associated with these activities were incurred in each of the Company's operating segments and in administrative functions. Asset impairments were incurred for obsolete software.

The following table shows the restructuring costs incurred by type of activity:

	Three months ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Personnel related costs	$—	$—	$5,076	$—
Asset impairments	—	—	638	—
Total restructuring costs	$—	$—	$5,714	$—

As of September 30, 2020, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring costs. The rollforward of these liabilities to September 30, 2020 were as follows:

	Three months ended September 30, 2020
(in thousands)	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, June 30, 2020	$2,427	$5	$2,432
Additions	—	—	—
Adjustments to accruals	799	(5)	794
Cash payments	(1,866)	—	(1,866)
Ending balance, September 30, 2020	$1,360	$—	$1,360

	Nine Months Ended September 30, 2020
	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2019	$342	$472	$814
Additions	5,076	—	5,076
Adjustments to accruals	131	(472)	(341)
Cash payments	(4,189)	—	(4,189)
Ending balance, September 30, 2020	$1,360	$—	$1,360

13. Business Acquisitions and Dispositions

Dispositions

On June 1, 2020, the Company sold its 51% interest in Crawford Compliance Inc. to a third party in exchange for a note receivable. The Company recognized a loss on the disposal of this entity of $912,000 in 2020. The results of Crawford Compliance Inc. were not material to the Company.

On June 12, 2020, the Company sold its 51% interest in Lloyd Warwick International (“LWI”) to a third party for cash proceeds of $19,600,000 and payment of $3,600,000 to settle intercompany indebtedness. The Company recognized an additional $700,000 related to net working capital adjustments under the terms of the acquisition agreement, which increased the purchase price to $20,300,000. Due to the Company’s two-month reporting lag for reporting its international results, this disposition was recorded in the quarter ended September 30, 2020. The net working capital adjustment of $700,000 is included in "Prepaid expenses and other current assets on the Company's unaudited Condensed Consolidated Balance Sheets as of September 30, 2020. The Company recognized a total gain of $14,700,000 ($11,700,000 net of tax) on the disposition in the quarter ended September 30, 2020.

Acquisitions

On July 21, 2020, the Company acquired the remaining 15% membership interests of WeGoLook, LLC for $310,000. The Company accounted for this subsequent acquisition as an equity transaction in accordance with ASC 810-10, “Consolidation”. The non-compete agreements with the former minority members were terminated under the terms of the purchase agreement. As a result, the Company recognized $1,100,000 of accelerated amortization on the non-compete agreement in the third quarter of 2020.

14. Subsequent Events

On October 1, 2020, the Company acquired the remaining 85% equity interests in Crawford Carvallo and its subsidiaries. Crawford Carvallo is a leading provider of loss adjusting, claims management solutions and legal services in Chile. The Company held a 15% interest in Crawford Carvallo prior to this acquisition.

The purchase price includes an initial lump-sum payment of $11,600,000 and a maximum of $11,700,000 payable over the next six years based on achieving certain EBITDA performance goals as set forth in the purchase agreement. The acquisition was funded primarily through additional borrowings under the Company's credit facility.

The Company does not anticipate the operations of Crawford Carvallo will have a material impact on the Company’s consolidated results of operations or its earnings per share during 2020.

On November 1, 2020, the Company acquired 100% of HBA Group in Australia, including 100% of the stock in each of HBA Group’s entities HBA Legal, Pillion and Paratus. HBA Legal is a legal services provider that will complement the Company’s Crawford TPA Solutions segment in Australia. The purchase price includes an initial lump-sum payment of $5,000,000 and a maximum $3,200,000 payable over the next four years based on achieving certain revenue and EBITDA performance goals.

These acquisitions will be accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method.

Based upon the timing of these acquisitions, the initial accounting for the acquisitions is not yet complete as the Company gathers additional information related to the assets acquired, liabilities and noncontrolling interests assumed, including intangible assets, other assets, accrued liabilities, deferred taxes, and uncertain tax positions. The Company is in the process of obtaining final third-party valuations of certain intangible assets. The preliminary application of acquisition accounting to the assets acquired, and liabilities and noncontrolling interests assumed, as well as the results of operations of Crawford Carvallo including noncontrolling interest, will first be reflected in the Company's audited consolidated financial statements as of and for the year ending December 31, 2020. The preliminary application of acquisition accounting to the assets acquired, and liabilities assumed, as well as the results of operations of HBA Group, will first be reflected in the Company's consolidated financial statements as of and for the quarter ending March 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of September 30, 2020, the related condensed consolidated statements of operations, comprehensive income, and shareholders’ investment for the three-month and nine-month periods ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 2, 2020

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended September 30, 2020 and 2019, and as of September 30, 2020, and December 31, 2019, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2019. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements decreased $1.6 million, or 0.6%, for the three months ended September 30, 2020 and $33.5 million, or 4.4%, for the nine months ended September 30, 2020 compared to the same periods of 2019. These decreases were due to a decline in revenues in our Crawford TPA Solutions and Crawford Specialty Solutions operating segments, primarily due to the economic impact of the COVID-19 pandemic in the U.S. and Canada, partially offset by an increase in revenues in our Crawford Claims Solutions segment, due to an increase in weather related activity and an increase in new clients in the U.S. Changes in foreign exchange rates decreased our consolidated revenues before reimbursements by $2.1 million, or 0.8%, for the three months ended September 30, 2020 and $9.2 million, or 1.2% for the nine months ended September 30, 2020 as compared to the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and nine months ended September 30, 2020.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended September 30, 2019
(in thousands, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	% Variance
Revenues:
Crawford Claims Solutions	$98,369	$86,250	14.1%	$99,228	15.0%
Crawford TPA Solutions	87,210	99,495	(12.3)%	87,528	(12.0)%
Crawford Specialty Solutions	67,545	68,932	(2.0)%	68,488	(0.6)%
Total revenues before reimbursements	253,124	254,677	(0.6)%	255,244	0.2%
Reimbursements	8,545	11,165	(23.5)%	8,742	(21.7)%
Total Revenues	$261,669	$265,842	(1.6)%	$263,986	(0.7)%

	Nine Months Ended			Nine Months Ended
				Based on exchange rates for the nine months ended September 30, 2019
(in thousands, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	% Variance
Revenues:
Crawford Claims Solutions	$257,407	$255,572	0.7%	$261,691	2.4%
Crawford TPA Solutions	270,870	296,807	(8.7)%	272,409	(8.2)%
Crawford Specialty Solutions	196,794	206,237	(4.6)%	200,191	(2.9)%
Total revenues before reimbursements	725,071	758,616	(4.4)%	734,291	(3.2)%
Reimbursements	25,519	31,449	(18.9)%	26,099	(17.0)%
Total Revenues	$750,590	$790,065	(5.0)%	$760,390	(3.8)%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $0.6 million, or 0.2%, for the three months ended September 30, 2020, but decreased $24.3 million, or 3.2%, for the nine months ended September 30, 2020. Revenues from the Crawford Claims Solutions segment increased in the three months ended September 30, 2020 due to an increase in weather related cases resulting from the hurricanes in the U.S., and revenues from new client growth, partially offset by the impact of COVID-19. Revenues from the Crawford TPA Solutions segment decreased for both the quarter and year-to-date period due to a decrease in the U.S., Canada and rest of world as a result of the economic impact of COVID-19. Revenues from the Crawford Specialty Solutions segment decreased primarily due to the 2020 third quarter sale of Lloyd Warwick International (“LWI”) in our Global Technical Services service line on June 12, 2020.

We estimate that COVID-19 negatively impacted our revenues in the range of $21.0 to $25.0 million in the three months ended September 30, 2020, and negatively impacted our revenues in the range of $46.0 to $54.0 million in the nine months ended September 30, 2020. We expect the ongoing global economic slowdown resulting from COVID-19 could have a material impact to our results of operations, financial condition, and cash flows in one or more future quarters.

Overall, there was an increase in cases received of 1.3% for the three months ended September 30, 2020 compared to the 2019 period, due to the increase in weather related activity in the U.S. There was a decrease of 4.1% for the nine months ended September 30, 2020, primarily due to the economic impact of COVID-19. As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new clients or weather related activity.

Cases received are presented below by segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	September 30, 2019	Variance
Crawford Claims Solutions	141,381	117,296	20.5%	362,000	358,272	1.0%
Crawford TPA Solutions	193,234	213,028	(9.3)%	581,254	611,735	(5.0)%
Crawford Specialty Solutions	83,270	82,330	1.1%	228,657	252,367	(9.4)%
Total Crawford Cases Received	417,885	412,654	1.3%	1,171,911	1,222,374	(4.1)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and nine months ended September 30, 2020:

		Three Months Ended
		September 30, 2020		September 30, 2019
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$152,728	60.3%	$146,177	57.4%
U.K.	GBP	30,060	11.9%	30,844	12.1%
Canada	CAD	22,267	8.8%	28,350	11.1%
Australia	AUD	19,946	7.9%	18,649	7.3%
Europe	EUR	12,730	5.0%	13,817	5.4%
Rest of World		15,393	6.1%	16,840	6.7%
Total Revenues, before reimbursements		$253,124		$254,677

		Nine Months Ended
		September 30, 2020		September 30, 2019
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$419,064	57.8%	$432,292	57.0%
U.K.	GBP	95,003	13.1%	93,967	12.4%
Canada	CAD	68,339	9.4%	87,037	11.5%
Australia	AUD	54,270	7.5%	54,223	7.1%
Europe	EUR	40,137	5.5%	40,002	5.3%
Rest of World		48,258	6.7%	51,095	6.7%
Total Revenues, before reimbursements		$725,071		$758,616

Costs of services provided, before reimbursements, decreased $3.8 million, or 2.1%, for the three months ended September 30, 2020, and decreased $15.4 million, or 2.9%, for the nine months ended September 30, 2020 as compared to the same periods of 2019. These decreases were primarily due to a decrease in compensation expense, including incentive compensation, travel and entertainment, and other costs in each of our operating segments related to the year-to-date reduction in revenues.

Selling, general, and administrative ("SG&A") expenses decreased $0.5 million, or 0.9% in the three months ended September 30, 2020 and decreased $8.1 million, or 4.7% for the nine months ended September 30, 2020 compared with the same periods of 2019. These decreases were due to a decrease in compensation expense, travel and entertainment, and other administrative support costs, partially offset by CEO transition costs in the year-to-date period.

We received a benefit from the Canada Emergency Wage Subsidy totaling $4.7 million and $9.1 million in the three months and nine months ended September 30, 2020, respectively. This subsidy is recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on classification of the employees.

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

During the three months ended September 30, 2020, we recognized a pretax gain on disposal totaling $14.1 million related to the disposal of the LWI business in our Crawford Specialty Solutions reporting unit, net of an additional loss on the disposal of Crawford Compliance originally recorded in the 2020 second quarter. For the nine months ended September 30, 2020, we recognized a net pretax gain on disposal of businesses totaling $13.8 million. See Note 13, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements for further discussion about these transactions.

During the three months and nine months ended September 30, 2019, we recognized pretax expense for an arbitration and claim settlements totaling $1.2 million and $12.6 million related to additional payments awarded to former executives of our former Garden City Group related to their departure in 2015. There were no other potential claimants related to this matter.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, goodwill impairment, restructuring costs, gain on disposal of business, and arbitration and claim settlements follows the discussion and analysis of the results of operations of our three operating segments.

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

Operating results for our Crawford Claims Solutions, Crawford TPA Solutions, and Crawford Specialty Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Crawford Claims Solutions	$98,369	$86,250	$257,407	$255,572
Crawford TPA Solutions	87,210	99,495	270,870	296,807
Crawford Specialty Solutions	67,545	68,932	196,794	206,237
Total Revenues before reimbursements	253,124	254,677	725,071	758,616
Reimbursements	8,545	11,165	25,519	31,449
Total Revenues	$261,669	$265,842	$750,590	$790,065
Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$65,673	$56,985	$171,107	$168,951
% of related revenues before reimbursements	66.8%	66.1%	66.5%	66.1%
Crawford TPA Solutions	53,613	58,594	166,243	177,911
% of related revenues before reimbursements	61.5%	58.9%	61.4%	59.9%
Crawford Specialty Solutions	32,928	35,993	102,677	106,003
% of related revenues before reimbursements	48.7%	52.2%	52.2%	51.4%
Total	$152,214	$151,572	$440,027	$452,865
% of Revenues before reimbursements	60.1%	59.5%	60.7%	59.7%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$25,477	$26,604	$79,971	$82,563
% of related revenues before reimbursements	25.9%	30.8%	31.1%	32.3%
Crawford TPA Solutions	29,183	31,554	90,757	97,790
% of related revenues before reimbursements	33.5%	31.7%	33.5%	32.9%
Crawford Specialty Solutions	17,227	19,638	55,777	62,126
% of related revenues before reimbursements	25.5%	28.5%	28.3%	30.1%
Total before reimbursements	71,887	77,796	226,505	242,479
% of Revenues before reimbursements	28.4%	30.5%	31.2%	32.0%
Reimbursements	8,545	11,165	25,519	31,449
Total	$80,432	$88,961	$252,024	$273,928
% of Revenues	30.7%	33.5%	33.6%	34.7%
Segment Operating Earnings:
Crawford Claims Solutions	$7,219	$2,661	$6,329	$4,058
% of related revenues before reimbursements	7.3%	3.1%	2.5%	1.6%
Crawford TPA Solutions	4,414	9,347	13,870	21,106
% of related revenues before reimbursements	5.1%	9.4%	5.1%	7.1%
Crawford Specialty Solutions	17,390	13,301	38,340	38,108
% of related revenues before reimbursements	25.7%	19.3%	19.5%	18.5%
Deduct:
Unallocated corporate and shared costs, net	(968)	(1,649)	(5,227)	(2,393)
Net corporate interest expense	(1,599)	(3,162)	(6,275)	(8,346)
Stock option expense	(457)	(450)	(1,033)	(1,348)
Amortization of customer-relationship intangible assets	(3,665)	(2,829)	(9,153)	(8,429)
Goodwill impairment	—	—	(17,674)	—
Restructuring costs	—	—	(5,714)	—
Arbitration and claim settlements	—	(1,200)	—	(12,552)
Gain on disposition of businesses, net	14,104	—	13,763	—
Income before income taxes	36,438	16,019	27,226	30,204
Provision for income taxes	(11,729)	(5,328)	(9,554)	(11,120)
Net income	24,709	10,691	17,672	19,084
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(312)	355	1,224	713
Net income attributable to shareholders of Crawford & Company	$24,397	$11,046	$18,896	$19,797

The table below, read together with the reconciliation on the previous page, represents gross profit for our segments reconciled to Segment operating earnings:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues Before Reimbursements:
Crawford Claims Solutions	$98,369	$86,250	$257,407	$255,572
Crawford TPA Solutions	87,210	99,495	270,870	296,807
Crawford Specialty Solutions	67,545	68,932	196,794	206,237
Total Revenues before reimbursements	$253,124	$254,677	$725,071	$758,616
Direct Expenses:
Crawford Claims Solutions	$75,689	$66,498	$201,936	$199,190
% of related revenues before reimbursements	76.9%	77.1%	78.5%	77.9%
Crawford TPA Solutions	66,937	72,785	207,594	220,956
% of related revenues before reimbursements	76.8%	73.2%	76.6%	74.4%
Crawford Specialty Solutions	39,306	44,130	124,470	133,771
% of related revenues before reimbursements	58.2%	64.0%	63.2%	64.9%
Total segment direct expenses	$181,932	$183,413	$534,000	$553,917
% of related revenues before reimbursements	71.9%	72.0%	73.6%	73.0%
Segment Gross Profit:
Crawford Claims Solutions	$22,680	$19,752	$55,471	$56,382
% of related revenues before reimbursements	23.1%	22.9%	21.5%	22.1%
Crawford TPA Solutions	20,273	26,710	63,276	75,851
% of related revenues before reimbursements	23.2%	26.8%	23.4%	25.6%
Crawford Specialty Solutions	28,239	24,802	72,324	72,466
% of related revenues before reimbursements	41.8%	36.0%	36.8%	35.1%
Total segment gross profit	$71,192	$71,264	$191,071	$204,699
% of related revenues before reimbursements	28.1%	28.0%	26.4%	27.0%
Segment Indirect Costs:
Crawford Claims Solutions	$15,461	$17,091	$49,142	$52,324
% of related revenues before reimbursements	15.7%	19.8%	19.1%	20.5%
Crawford TPA Solutions	15,859	17,363	49,406	54,745
% of related revenues before reimbursements	18.2%	17.5%	18.2%	18.4%
Crawford Specialty Solutions	10,849	11,501	33,984	34,358
% of related revenues before reimbursements	16.1%	16.7%	17.3%	16.7%
Total segment indirect costs	$42,169	$45,955	$132,532	$141,427
% of related revenues before reimbursements	16.7%	18.0%	18.3%	18.6%
Segment Operating Earnings (Loss):
Crawford Claims Solutions	$7,219	$2,661	$6,329	$4,058
% of related revenues before reimbursements	7.3%	3.1%	2.5%	1.6%
Crawford TPA Solutions	4,414	9,347	13,870	21,106
% of related revenues before reimbursements	5.1%	9.4%	5.1%	7.1%
Crawford Specialty Solutions	17,390	13,301	38,340	38,108
% of related revenues before reimbursements	25.7%	19.3%	19.5%	18.5%

CRAWFORD CLAIMS SOLUTIONS SEGMENT

Operating earnings in our Crawford Claims Solutions segment increased to $7.2 million, or 7.3% of revenues before reimbursements, for the three months ended September 30, 2020, compared with 2019 operating earnings of $2.7 million, or 3.1% of revenues before reimbursements. For the nine months ended September 30, 2020, our Crawford Claims Solutions segment reported operating earnings of $6.3 million, or 2.5% of revenues before reimbursements, compared with 2019 operating earnings of $4.1 million, or 1.6% of revenues before reimbursements. The increase in operating earnings in the third quarter of 2020 was due to an increase in weather related cases and new client growth, and a reduction in administrative support expenses. The increase in year-to-date operating earnings was also due to an increase in weather related cases and new client growth in the third quarter, partially offset by the negative economic impact of COVID-19. There was a $1.4 million and $2.3 million expense benefit in the three months and nine months ended September 30, 2020, respectively, as a result of the Canada Emergency Wage Subsidy.

Excluding centralized indirect support costs, gross profit increased from $19.8 million, or 22.9% of revenues before reimbursements in 2019, to $22.7 million, or 23.1% of revenues before reimbursements, in the three months ended September 30, 2020, due to the increase in revenues. For the nine months period, gross profit decreased from $56.4 million, or 22.1% of revenues before reimbursements in 2019, to $55.5 million, or 21.5%, as a result of investments related to new client implementations in the 2020 period.

Revenues before Reimbursements

Crawford Claims Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2019
(in thousands, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	Variance
U.S.	$51,716	$35,982	43.7%	$51,716	43.7%
U.K.	15,394	15,123	1.8%	15,590	3.1%
Australia	13,066	11,886	9.9%	13,370	12.5%
Canada	8,272	12,008	(31.1)%	8,354	(30.4)%
Europe	6,537	7,429	(12.0)%	6,725	(9.5)%
Rest of World	3,384	3,822	(11.5)%	3,473	(9.1)%
Total Crawford Claims Solutions Revenues before Reimbursements	$98,369	$86,250	14.1%	$99,228	15.0%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2019
(in thousands, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	Variance
U.S.	$117,488	$103,743	13.2%	$117,488	13.2%
U.K.	47,033	47,325	(0.6)%	47,592	0.6%
Australia	35,211	35,220	(0.0)%	37,384	6.1%
Canada	26,382	36,276	(27.3)%	26,819	(26.1)%
Europe	20,734	21,265	(2.5)%	21,654	1.8%
Rest of World	10,559	11,743	(10.1)%	10,754	(8.4)%
Total Crawford Claims Solutions Revenues before Reimbursements	$257,407	$255,572	0.7%	$261,691	2.4%

Revenues before reimbursements from our Crawford Claims Solutions segment totaled $98.4 million in the three months ended September 30, 2020, compared with $86.3 million in the 2019 period. This increase was due to an increase in weather related cases resulting from hurricanes in the U.S. in 2020, and new client growth. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 0.9%, or $0.9 million, for the three months ended September 30, 2020 as compared with the 2019 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $99.2 million for the three months ended September 30, 2020. There was an increase in segment unit volume, measured principally by cases received, of 20.5% for the three months ended September 30, 2020, compared with the 2019 period. 11.2% of this increase was due to an increase of 13,194 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 10,891, or 9.3% of the increase in Crawford Claims Solutions cases received. Revenues in our U.S. Crawford Claims Solutions segment include revenues from a new client and expanding services from an existing client where we provide staff augmentation for our clients, which resulted in $7.2 million of revenues in the third quarter, or an 8.3% increase in Crawford Claims Solutions revenue. The revenues from these clients do not typically result in cases received. Changes in product mix and in the rates charged for those services accounted for a 2.6% revenue decrease for the three months ended September 30, 2020 compared with the same period in 2019.

For the nine months ended September 30, 2020, revenues before reimbursements from our Crawford Claims Solutions segment totaled $257.4 million, compared with $255.6 million in the 2019 period. This increase was primarily due to the weather related cases received in the third quarter and new client growth, partially offset by the negative economic impact of COVID-19. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 1.7%, or $4.3 million, for the nine months ended September 30, 2020 as compared with the 2019 period. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $261.7 million for the nine months ended September 30, 2020. There was an increase in segment unit volume, measured principally by cases received, of 1.0% for the nine months ended September 30, 2020, compared with the 2019 period. The revenue increase for clients where we are providing staff augmentation for our clients represented $14.2 million, or a 5.6% increase in Crawford Claims Solutions revenues. Changes in product mix and in the rates charged for those services accounted for a 4.2% revenue decrease for the nine months ended September 30, 2020 compared with the same period in 2019, due to the increase in high-frequency, low-severity WeGoLook cases.

The increase in revenues in the U.S. for the three months ended September 30, 2020 was due to the increase in weather related cases in the third quarter and an increase in new client growth, partially offset during the nine months ended September 30, 2020 by the negative economic impact of COVID-19. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. for 2020 compared with 2019 due to an increase in weather related activity and expanding new services. Revenues in Canada decreased in the 2020 periods due to the impact of COVID-19. There were revenue increases in Australia due to an increase in weather related cases. There was a decrease in revenues in Europe in the third quarter due to a change in the mix of services provided in Germany and Norway, although a slight increase for the year-to-date period. The decrease in revenues in Rest of World for the three and nine months ended September 30, 2020, compared with the 2019 periods, was primarily due to a reduction in case volumes in Asia.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $4.9 million and $5.6 million for the three months ended September 30, 2020 and 2019, respectively. Reimbursements were $13.7 million and $15.4 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in reimbursed expenses was consistent with the change in revenues in the 2020 periods compared to 2019, excluding the impact of revenues where we are providing staff augmentation which do not involve reimbursed expenses.

Case Volume Analysis

Crawford Claims Solutions segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	September 30, 2019	Variance
U.S.	100,770	72,463	39.1%	234,657	218,124	7.6%
U.K.	15,015	13,312	12.8%	42,701	40,589	5.2%
Australia	9,548	7,887	21.1%	34,406	29,721	15.8%
Europe	7,523	10,067	(25.3)%	24,542	27,326	(10.2)%
Canada	5,805	8,911	(34.9)%	16,332	29,302	(44.3)%
Rest of World	2,720	4,656	(41.6)%	9,362	13,210	(29.1)%
Total Crawford Claims Solutions Cases Received	141,381	117,296	20.5%	362,000	358,272	1.0%

Overall, there were increases in cases received of 20.5% and 1.0% for the three and nine months ended September 30, 2020, respectively, compared to the 2019 periods. 11.2% of this third quarter increase and 2.7% of the year-to-date increase was due to an increase of 13,194 high-frequency, low-severity cases received in our WeGoLook service line in the third quarter. Excluding these WeGoLook cases, there was an increase in segment unit volume of 10,891, or 9.3% of the increase in Crawford Claims Solutions cases received in the third quarter and a decrease of 1.7% for the year-to-date period. The increase in U.S. case volumes was due to an increase in weather related activity due to the hurricanes in the third quarter. A portion of the increase in revenues in the U.S. is the result of new client growth, however the revenues generated for these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The U.K. case volumes were higher in the 2020 periods due to an increase in weather related activity and expanding new services. The decrease in Canada was due to the impact of COVID-19, a reduction in weather related activity, and a change in the mix of services provided. There were increases in cases in Australia due to an increase in weather related activity in the current year. There were decreases in cases received in Europe in 2020 due to a change in the mix of services provided. There were decreases in cases received in Rest of World due to a decline in high-frequency, low-complexity property cases in Asia.

As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 66.8% for the three months ended September 30, 2020 compared to 66.1% for the 2019 period. For the nine months ended September 30, 2020, direct compensation, fringe benefits, and non-employee labor expenses were 66.5%, compared with 66.1% in 2019. The total dollar amount of these expenses increased to $65.7 million for the three months ended September 30, 2020 from $57.0 million for the comparable 2019 period, and were $171.1 million for the nine months ended September 30, 2020 compared to $169.0 million in 2019. These increases were due to an increase in costs for the new client growth and to provide staff to handle the hurricane related revenues in the third quarter. There was a benefit of $1.4 million and $2.3 million in the three months and nine months ended September 30, 2020, respectively, as a result of the Canada Emergency Wage Subsidy. There was an average of 2,806 full-time equivalent employees in this segment in the nine months ended September 30, 2020 compared with an average of 2,908 in the 2019 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Claims Solutions expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $25.5 million for the three months ended September 30, 2020 compared with $26.6 million for the 2019 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 25.9% for the three months ended September 30, 2020 compared with 30.8% for the 2019 period. These decreases were due to cost reduction initiatives in 2020 that resulted in lower travel and entertainment expenses and lower allowance for doubtful accounts expense. For the nine months ended September 30, 2020, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $80.0 million, compared with $82.6 million for the 2019 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 31.1% for the nine months ended September 30, 2020 compared with 32.3% for the 2019 period. The decrease in overall expense was due to cost reduction initiatives and lower administrative support expenses in 2020.

CRAWFORD TPA SOLUTIONS SEGMENT

Our Crawford TPA Solutions segment, which operates under the Broadspire brand globally, reported operating earnings of $4.4 million, or 5.1% of revenues before reimbursements, for the three months ended September 30, 2020 as compared to $9.3 million, or 9.4% of revenues before reimbursements, for the third quarter of 2019. For the nine months ended September 30, 2020, operating earnings in our Crawford TPA Solutions segment decreased to $13.9 million, or 5.1% of revenues before reimbursements, compared with 2019 operating earnings of $21.1 million, or 7.1% of revenues before reimbursements. This decrease was due to lower revenues resulting from the economic impact of COVID-19 in the U.S. and Canada, partly offset by lower administrative costs. There was a benefit of $0.4 million and $1.1 million in the three months and nine months ended September 30, 2020, respectively, as a result of the Canada Emergency Wage Subsidy.

Excluding centralized indirect support costs, third quarter gross profit decreased from $26.7 million, or 26.8% of revenues before reimbursements, in 2019 to $20.3 million, or 23.2% of revenues before reimbursements, in 2020. For the nine month periods, gross profit decreased from $75.9 million, or 25.6% of revenues before reimbursements in 2019, to $63.3 million, or 23.4%, due primarily to the revenue decline.

Revenues before Reimbursements

Crawford TPA Solutions revenues are derived from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2019
(in thousands, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	Variance
U.S.	$70,726	$80,376	(12.0)%	$70,726	(12.0)%
Europe and Rest of World	7,547	8,179	(7.7)%	7,772	(5.0)%
Canada	6,415	8,210	(21.9)%	6,478	(21.1)%
U.K.	2,522	2,730	(7.6)%	2,552	(6.5)%
Total Crawford TPA Solutions Revenues before Reimbursements	$87,210	$99,495	(12.3)%	$87,528	(12.0)%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2019
(in thousands, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	Variance
U.S.	$217,992	$237,391	(8.2)%	$217,992	(8.2)%
Europe and Rest of World	24,804	25,707	(3.5)%	25,928	0.9%
Canada	19,924	25,466	(21.8)%	20,253	(20.5)%
U.K.	8,150	8,243	(1.1)%	8,236	(0.1)%
Total Crawford TPA Solutions Revenues before Reimbursements	$270,870	$296,807	(8.7)%	$272,409	(8.2)%

Revenues before reimbursements from our Crawford TPA Solutions segment totaled $87.2 million in the three months ended September 30, 2020 compared with $99.5 million in the 2019 period. This decrease was primarily due to a decrease in the U.S. and Canada due to the impact of COVID-19 and a decline in Medical Management revenues. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions segment revenues by approximately 0.3%, or $0.3 million, as compared with the 2019 period. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 9.3% for the three months ended September 30, 2020 compared with the same period of 2019. Changes in product mix and in the rates charged for those services accounted for a 2.7% revenue decrease for the 2020 third quarter compared with the 2019 period.

For the nine months ended September 30, 2020, revenues before reimbursements from our Crawford TPA Solutions segment totaled $270.9 million, compared with $296.8 million in the comparable 2019 period. This decrease was primarily due to a decrease in case volumes in the U.S. and Canada due to the impact of COVID-19. Changes in foreign exchange rates resulted in a decrease of our Crawford TPA Solutions segment revenues by approximately 0.5%, or $1.5 million, for the nine months ended September 30, 2020 as compared with the 2019 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $272.4 million for the nine months ended September 30, 2020. There was a decrease in segment unit volume, measured principally by cases received, of 5.0% for the nine months ended September 30, 2020, compared with the 2019 period. Changes in product mix and in the rates charged for those services accounted for a 3.2% revenue decrease for the nine months ended September 30, 2020 compared with the same period in 2019.

The decrease in revenues in the U.S. for the three and nine months ended September 30, 2020 was due to a decrease in case volumes as a result of COVID-19 economic conditions and a reduction of Medical Management utilization. Based on constant foreign exchange rates, there was a decrease in revenues in the U.K. due to client case volume decreases and a change in the mix of services provided. Revenues in Canada decreased in the current year due to a decrease in case volumes as a result of COVID-19 economic conditions. Revenues decreased in Europe and Rest of World in the third quarter due to a change in the mix of services provided, although there was an increase in the year-to-date period.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment were $1.7 million for the three months ended September 30, 2020, compared with $3.1 million in the comparable 2019 period. Reimbursements were $5.4 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively. The reduction in reimbursed expenses were due to the lower revenues in the 2020 periods.

Case Volume Analysis

Crawford TPA Solutions unit volumes by geographic region, as measured by cases received, for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	September 30, 2019	Variance
U.S.	130,272	130,718	(0.3)%	358,169	369,751	(3.1)%
Europe and Rest of World	43,029	54,082	(20.4)%	144,692	156,535	(7.6)%
Canada	11,243	17,817	(36.9)%	47,397	56,975	(16.8)%
U.K.	8,690	10,411	(16.5)%	30,996	28,474	8.9%
Total Crawford TPA Solutions Cases Received	193,234	213,028	(9.3)%	581,254	611,735	(5.0)%

Overall case volumes were 9.3% lower for the three months ended September 30, 2020, compared with 2019, due to decreases in Canada and Europe. The decrease in the U.S. was primarily driven by COVID-19 economic conditions. The decreases in Canada and the U.K. were also due to COVID-19 economic conditions. The decrease in cases received in Europe and Rest of World was due to a decrease in high-frequency, low-complexity cases received in Germany.

Overall case volumes were 5.0% lower for the nine months ended September 30, 2020 due to decreases in the U.S., Canada and Europe. The decrease in the U.S. was primarily driven by COVID-19 economic conditions that affected Claims Management, Medical Management, and Accident & Health case volumes. There was an increase in 2020 in the U.K. due to an increase in high-frequency, low-severity cases from new clients. Canada case volumes were negatively impacted by COVID-19. The decrease in cases received in Europe and Rest of World was due to a decrease in high-frequency, low-complexity cases received in Germany.

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

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended September 30, 2020, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 58.9% in 2019 to 61.5% in 2020. For the nine months ended September 30, 2020, direct compensation, fringe benefits, and non-employee labor expenses were 61.4%, compared with 59.9% in 2019. The total dollar amount of these expenses decreased to $53.6 million for the three months ended September 30, 2020 from $58.6 million for the comparable 2019 period, and were $166.2 million for the nine months ended September 30, 2020 compared to $177.9 million in 2019. This reduction was due to a decrease in average full-time equivalent employees and a reduction in incentive compensation. The increase in expense as a percent of revenues before reimbursements is because the decrease in expenses did not offset the decrease in revenues. There was a benefit of $0.4 million and $1.1 million in the three months and nine months ended September 30, 2020, respectively, as a result of the Canada Emergency Wage Subsidy. Average full-time equivalent employees in this segment totaled 3,085 in the first nine months ended September 30, 2020, down from 3,176 in the comparable 2019 period, decreasing as a result of the cost reduction initiatives in light of the decrease in revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford TPA Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 33.5% for the three months ended September 30, 2020, compared with 31.7% in the comparable 2019 period. The amount of these expenses decreased from $31.6 million for the three months ended September 30, 2019 to $29.2 million in 2020. The decrease in expenses as a percent of revenues in the third quarter was due to lower revenues and expense controls implemented in 2020. For the nine months ended September 30, 2020, compared with 2019, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $90.8 million, or 33.5% of revenues before reimbursements, compared to $97.8 million, or 32.9% of revenues before reimbursements in 2019, due to the lower revenues and lower administrative support expenses.

CRAWFORD SPECIALTY SOLUTIONS SEGMENT

Our Crawford Specialty Solutions segment reported operating earnings of $17.4 million for the three months ended September 30, 2020, increasing over operating earnings of $13.3 million in the comparable 2019 period. The related segment operating margin increased from 19.3% for the three months ended September 30, 2019, to 25.7% in the comparable 2020 period. For the nine months ended September 30, 2020, operating earnings in our Crawford Specialty Solutions segment increased slightly to $38.3 million, or 19.5% of revenues before reimbursements, compared with 2019 operating earnings of $38.1 million, or 18.5% of revenues before reimbursements. This increase was primarily due to an increase in revenues in our Contractor Connection service line and cost reduction initiatives. There was a benefit of $1.0 million and $1.7 million in the three months and nine months ended September 30, 2020, respectively, as a result of the Canada Emergency Wage Subsidy.

Excluding indirect support costs, gross profit in the third quarter increased from $24.8 million, or 36.0% of revenues before reimbursements in 2019 to $28.2 million, or 41.8% of revenues before reimbursements, in 2020. For the nine month period, gross profit decreased slightly from $72.5 million, or 35.1% of revenues before reimbursements in 2019, to $72.3 million, or 36.8%, due to the lower revenues, although there was an improvement in gross margin as a result of cost reduction initiatives in 2020.

Revenues before Reimbursements

Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2019
(in thousands, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	Variance
U.S.	$30,285	$29,819	1.6%	$30,285	1.6%
U.K.	12,144	12,991	(6.5)%	12,425	(4.4)%
Canada	7,580	8,132	(6.8)%	7,648	(6.0)%
Rest of World	6,315	6,690	(5.6)%	6,633	(0.9)%
Australia	6,122	6,157	(0.6)%	6,269	1.8%
Europe	5,099	5,143	(0.9)%	5,228	1.7%
Total Crawford Specialty Solutions Revenues before Reimbursements	$67,545	$68,932	(2.0)%	$68,488	(0.6)%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2019
(in thousands, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	Variance
U.S.	$83,582	$91,158	(8.3)%	$83,582	(8.3)%
U.K.	39,819	38,399	3.7%	40,574	5.7%
Canada	22,033	25,295	(12.9)%	22,405	(11.4)%
Rest of World	18,952	19,100	(0.8)%	19,674	3.0%
Australia	17,030	17,489	(2.6)%	18,109	3.5%
Europe	15,378	14,796	3.9%	15,847	7.1%
Total Crawford Specialty Solutions Revenues before Reimbursements	$196,794	$206,237	(4.6)%	$200,191	(2.9)%

Revenues before reimbursements from our Crawford Specialty Solutions segment totaled $67.5 million in the three months ended September 30, 2020, compared with $68.9 million in the 2019 period. This decrease was primarily due to the sale of Lloyd Warwick International (“LWI”) in our Global Technical Services service line, which resulted in a $2.0 million, or 2.9% net reduction in Crawford Specialty Solutions revenues in the third quarter. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 1.4%, or $0.9 million, for the three months ended September 30, 2020, as compared with 2019. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $68.5 million for the three months ended September 30, 2020. Overall case volumes were 1.1% higher for the three months ended September 30, 2020, compared with the same period of 2019. Changes in product mix and in the rates charged for those services accounted for a 1.2% revenue increase for the three months ended September 30, 2020 compared with the same period in 2019.

For the nine months ended September 30, 2020, revenues before reimbursements from our Crawford Specialty Solutions segment totaled $196.8 million, compared with $206.2 million in the 2019 period. This decrease was primarily due to a decrease in case volumes due to the impact of COVID-19, partially offset by an increase in weather-related cases in the third quarter. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 1.7%, or $3.4 million, for the nine months ended September 30, 2020 as compared with the 2019 period. Absent foreign exchange rate fluctuations, Crawford Specialty Solutions segment revenues would have been $200.2 million for the nine months ended September 30, 2020. There was a decrease in segment unit volume, measured principally by cases received, of 9.4% for the nine months ended September 30, 2020, compared with the 2019 period. The reduction of LWI revenues resulted in a 1.0% decrease in segment revenues for the year-to-date period. Changes in product mix and in the rates charged for those services accounted for a 7.5% revenue increase for the nine months ended September 30, 2020 compared with the same period in 2019, due primarily to a reduction in Contractor Connection cases in the year-to-date period.

The increase in revenues in the U.S. for the three months ended September 30, 2020 was due to an increase in our Contractor Connection service line, although there was a reduction for the three and nine months ended September 30, 2020 due to the impact of COVID-19 compared with the 2019 periods. On a constant currency basis, there was a revenue decrease in the U.K. in the third quarter, although for the nine months ended September 30, 2020 due to an increase in our Contractor Connection service line. Revenues in Canada decreased in the 2020 periods compared with 2019 due to a decrease in case volumes as a result of COVID-19. There was an increase in revenues in Australia due to an increase in weather related cases. There was a revenue increase in Europe due to increased revenues in our Global Technical Services service line. The increase in revenues in Rest of World for the year-to-date period was primarily due to an increase in weather related activity in Asia.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment were $1.9 million for the three months ended September 30, 2020 compared with $2.5 million in the comparable 2019 period. Reimbursements were $6.4 million and $7.3 million for the nine months ended September 30, 2020 and 2019, respectively, consistent with the revenues between periods.

Case Volume Analysis

Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2020	September 30, 2019	Variance	September 30, 2020	September 30, 2019	Variance
U.S.	54,555	53,420	2.1%	147,938	162,737	(9.1)%
Canada	15,249	16,418	(7.1)%	41,704	52,528	(20.6)%
Rest of World	5,253	5,584	(5.9)%	15,459	15,694	(1.5)%
U.K.	3,367	3,613	(6.8)%	10,233	9,889	3.5%
Europe	3,070	2,033	51.0%	8,719	7,225	20.7%
Australia	1,776	1,262	40.7%	4,604	4,294	7.2%
Total Crawford Specialty Solutions Cases Received	83,270	82,330	1.1%	228,657	252,367	(9.4)%

Overall case volumes were 1.1% higher in the three and nine months ended September 30, 2020 service line, but 9.4% lower in the nine month period compared with 2019 due to the economic impact of COVID-19. The increase in U.S. case volumes in the three months ended September 30, 2020 was primarily due to an increase in our Contractor Connection service line, although there was a decrease in the year-to-date period compared to the 2019 period due to the impact of COVID-19. The U.K. case volumes were lower in the third quarter due to the impact of COVID-19, although higher in the nine months ended September 30, 2020 due to an increase in assignments to the Contractor Connection service line. There was a decrease in cases received in Canada due to the COVID-19 impact in the current year. The increase in Australia cases was due to an increase in high-frequency, low-complexity property cases. The increase in cases in Europe was primarily due to an increase in Global Technical Services. Cases received in Rest of World was lower in the third quarter and nine months ended September 30, 2020 due to an increase in weather related cases in Asianine months ended September 30, 2020.

As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 48.7% in the 2020 third quarter compared to 52.2% in the 2019 third quarter. The dollar amount of these expenses was $32.9 million for the 2020 third quarter and $36.0 million for the comparable 2019 period. For the nine months ended September 30, 2020, direct compensation, fringe benefits, and non-employee labor in our Crawford Specialty Solutions segment decreased to $102.7 million, or 52.2% of revenues before reimbursements, compared with $106.0 million, or 51.4% of revenues before reimbursements in 2019. The decrease in costs was due to the lower revenues in the year-to-date period. The decrease in the percentage of revenues before reimbursements in the third quarter was due to the revenue increase. The increase in the year-to-date period was due to increased compensation expense in 2020 to support client growth. There was a benefit of $1.0 million and $1.7 million in the three months and nine months ended September 30, 2020, respectively, as a result of the Canada Emergency Wage Subsidy. There was an average of 1,406 full-time equivalent employees in Crawford Specialty Solutions in the 2020 nine month period, compared with an average of 1,488 for the comparable 2019 nine month period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 25.5% of Crawford Specialty Solutions revenues before reimbursements for the three months ended September 30, 2020 compared with 28.5% for the comparable period in 2019. The dollar amount of these expenses decreased to $17.2 million in the 2020 third quarter as compared with $19.6 million in the 2019 period. For the nine months ended September 30, 2020, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor in our Crawford Specialty Solutions segment decreased to $55.8 million, or 28.3% of revenues before reimbursements, compared with $62.1 million, or 30.1% of revenues before reimbursements in 2019. The decrease in both the expense and the expense as a percent of revenues before reimbursements in 2020 is due to a decrease in the allowance for doubtful accounts, a reduction of travel and entertainment expense, and other administrative support costs.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. After considering goodwill and intangible asset impairments and the impact of expected operating losses in certain international operations, we estimate that our effective income tax rate for 2020 will be approximately 33% to 35% after considering known discrete items as of September 30, 2020.

The provision for income taxes on consolidated income before income tax totaled $11.7 million and $5.3 million for the three months ended September 30, 2020 and 2019, respectively. The provision for income taxes on consolidated income before income taxes totaled $9.6 million and $11.1 million for the nine months ended September 30, 2020 and 2019. The overall effective tax rate decreased to 35.1% for the nine months ended September 30, 2020 compared with 36.8% for the 2019 period primarily due to the impact of goodwill impairment and LWI disposition in 2020 and an arbitration settlement in 2019.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $1.7 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively. There was $0.1 million interest income during the three months ended September 30, 2020, while no interest income was recorded for the nine months ended September 30, 2019. Corporate interest expense totaled $6.4 million and $8.9 million for the nine months ended September 30, 2020 and 2019, respectively. Interest income totaled $0.1 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.5 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Stock option expense totaled $1.0 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $3.7 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense associated with these intangible assets totaled $9.2 million and $8.4 million for the nine months ended September 30, 2020 and 2019, respectively. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and nine months ended September 30, 2020 and 2019, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.

Unallocated corporate and shared costs were $1.0 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively. The decrease for the third quarter was due to a decrease in self-insurance expenses and $1.9 million credit from the Canada Emergency Wage Subsidy, partially offset by an increase in incentive compensation. For the nine months ended September 30, 2020 and 2019, unallocated corporate and shared costs were $5.2 million and $2.4 million, respectively. The increase for the nine months ended September 30, 2020 was due to CEO transition costs, severance costs, and an increase in self-insurance expenses, partially offset by $4.0 million credit from the Canada Emergency Wage Subsidy and a decrease in defined benefit pension expense.

Goodwill Impairment

We recognized a pretax non-cash goodwill impairment in the 2020 first quarter totaling $17.7 million related to our Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense. There was no goodwill impairment in the 2019 nine month period. See Note 9, "Fair Value Measurements" of our accompanying consolidated financial statements for further discussion about goodwill impairment.

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

Gain on Disposition of Businesses, net

During the three months ended September 30, 2020, we recognized a pretax gain on disposal totaling $14.1 million related to the disposal of the LWI business in our Crawford Specialty Solutions reporting unit, net of an additional loss on the disposal of Crawford Compliance originally recorded in the 2020 second quarter. For the nine months ended September 30, 2020, we recognized a net pretax gain on disposal of businesses totaling $13.8 million. See Note 13, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements for further discussion about these transactions.

Arbitration and Claim Settlements

During the three months and nine months ended September 30, 2019, we recognized $1.2 million and $12.6 million pretax expense, respectively, for an arbitration settlement related to additional payments awarded to former executives of our former Garden City Group related to their departure in 2015. There were no other potential claimants related to this matter.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At September 30, 2020, our working capital balance (current assets less current liabilities) was approximately $91.9 million, an increase of $13.0 million from the working capital balance at December 31, 2019. Our cash and cash equivalents were $48.7 million at September 30, 2020, compared with $51.8 million at December 31, 2019.

Cash and cash equivalents as of September 30, 2020 consisted of $28.4 million held in the U.S. and $20.3 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company's current expectation is that such earnings will be reinvested by the subsidiaries or will be repatriated only when it would be tax effective or otherwise strategically beneficial to the Company such as if a very unusual event or project generated profits significantly in excess of ongoing business reinvestment needs. If such an event were to occur, we would analyze the potential tax impact and our anticipated investment needs in that region and provide for U.S. taxes for earnings that are not expected to be indefinitely reinvested. Other historical earnings and future foreign earnings necessary for business reinvestment are expected to remain indefinitely reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $57.3 million for the nine months ended September 30, 2020, compared with $42.3 million of cash provided in the comparable period of 2019. The increase in cash provided by operating activities was primarily due to deferred payroll tax filings in the U.S. and the Canada Emergency Wage Subsidy, partially offset by an increase in pension contributions in 2020, compared with the same period of 2019. We have deferred payroll tax filings of $8.1 million as allowed by the CARES Act, which will be paid in 2021 and 2022. We have received a cash inflow of $9.2 million related to the Canada Emergency Wage Subsidy in the 2020 period.

Cash Used in Investing Activities

Cash used in investing activities was $4.4 million for the nine months ended September 30, 2020, compared with $15.2 million used in the first nine months of 2019. The decrease in use for 2020 was due to proceeds of $19.4 million from the sale of LWI. This was partially offset by an increase in capital expenditures in the 2020 period due to an increase in capitalized software to support initiatives in our operating segments.

Cash Used in Financing Activities

Cash used in financing activities was $57.3 million for the nine months ended September 30, 2020, compared with $33.7 million used in financing activities for the 2019 period. We paid $7.0 million in dividends in the nine months ended September 30, 2020 compared to $9.9 million in the 2019 period. During the first nine months of 2020, we decreased net borrowing from our revolving credit facility by $47.6 million, compared with a net increase during the first nine months of 2019 of $0.5 million. Share repurchases totaled $2.7 million in the 2020 period, compared to $25.7 million for the first nine months of 2019.

Other Matters Concerning Liquidity and Capital Resources

As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $311.0 million at September 30, 2020. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. However, certain events, such as the COVID-19 pandemic, could impact the level and timing of our short-term debt obligations in the future. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $127.8 million as of September 30, 2020 compared with $177.0 million at December 31, 2019.

Our liquidity is defined as cash on hand and borrowing capacity under our Amended and Restated Credit Agreement with Wells Fargo, as amended (the “Credit Agreement”) based on our trailing twelve month EBITDA, as defined in our Credit Agreement. At September 30, 2020, we had $48.7 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $201.1 million, resulting in total liquidity of $249.8 million at September 30, 2020. In response to the COVID-19 pandemic, we have taken a number of steps to enhance our liquidity including reducing our planned capital expenditures, pausing our discretionary U.S. defined benefit pension plan contributions, suspending share repurchases under our 10b5-1 repurchase plan, and adjusting our employment levels through furloughs and reductions in force. We have not applied for governmental loans to support the Company’s operations but are continuing to evaluate the CARES Act and are taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits. In addition, there are numerous international legislative responses that we continue to evaluate, such as the Canadian Emergency Wage Subsidy program where we have received a benefit during 2020, among other enactments.

On September 18, 2020, we amended the Credit Agreement. Pursuant to the amendment, (a) we are permitted to make, in addition to the other investments permitted under the Credit Agreement prior to the amendment, investments of an unrestricted nature up to the aggregate outstanding amount not to exceed $5,000,000 at any time and (b) the terms of LIBOR replacement when that benchmark is no longer available have been modified.

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

For the nine months ended September 30, 2020, the Company made contributions of $3.0 million to its U.S. defined benefit pension plan and $0.5 million to its U.K. defined benefit pension plans, respectively. During the comparable period in 2019 no contributions were made to the U.S. defined benefit pension plan and $0.5 million was contributed to the U.K. defined benefit plans. The Company has made a $6.0 million additional contributions to its U.S. plan during the fourth quarter of 2020, but does not expect to make any additional contributions to its U.K. plans during the remainder of 2020. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the nine months ended September 30, 2020, we paid $7.0 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, the impact of the COVID-19 pandemic on our business, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2020, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2019 were as follows:

•

Unbilled revenues increased $9.2 million excluding foreign currency exchange impacts and the adoption of Topic 326. This increase was primarily due to the Crawford Claims Solutions segment, which had increases due to weather related activity in the U.S. in the third quarter.

•	Accrued retirement costs decreased $6.1 million excluding foreign exchange impacts. The decrease is related to increased contributions to our pension plan and lower cost in the current year.
•

Accounts payable and accrued liabilities increased $16.1 million excluding foreign exchange impacts. The increase is primarily due to the deferral of payroll tax deposits as part of the CARES Act as well as other increases in payroll accruals related to U.S. weather related activity.

At September 30, 2020, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on May 9, 2019 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2019, the Company has purchased 316,810 shares pursuant to the 2019 Repurchase Authorization. As of September 30, 2020, the Company was authorized to repurchase 642,097 shares under the 2019 Repurchase Authorization. The Company did not repurchase any shares of CRD-A or CRD-B during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2020				642,097
July 1, 2020 - July 31, 2020
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of July 31, 2020				642,097
August 1, 2020 - August 31, 2020
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of August 31, 2020				642,097
September 1, 2020 - September 30, 2020
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of September 30, 2020	—		—	642,097

Item 5. Other Information

On October 28th, the Company amended the employment agreement of Larry Thomas, Executive Vice President and Global President – Crawford Specialty Solutions and on October 29th, the Company amended the employment agreement of Bruce Swain, Executive Vice President - Chief Financial Officer. The amendments brought the Agreement terms in line with other executive agreements in the Company. The amended employment agreements are filed herewith as Exhibits 10.1 and 10.2 and incorporated herein by reference.

Item 6. Exhibits

Exhibit
No.	Description

10.1	Amended Employment Agreement between Larry Thomas and Crawford & Company, dated October 28, 2020
10.2	Amended Employment Agreement between Bruce Swain and Crawford & Company, dated October 29, 2020
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	November 2, 2020	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2020	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)