Form 10-K
period 2020-12-31
CRAWFORD & CO
filed 2021-03-04
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $198,769,113 as of June 30, 2020, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.

The number of shares outstanding of each class of the Registrant's common stock, as of February 25, 2021, was:

Class A Common Stock — $1.00 Par Value — 30,853,833 Shares

Class B Common Stock — $1.00 Par Value — 22,452,075 Shares

Documents incorporated by reference:

Portions of the Registrant's proxy statement for its 2020 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K

For The Year Ended December 31, 2020

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

PART I

ITEM 1. BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2020, the Company reported total revenues before reimbursements of $982.5 million.

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

CRAWFORD CLAIMS SOLUTIONS.  The Crawford Claims Solutions segment accounted for 36.3% of the Company's revenues before reimbursements in 2020. Crawford Claims Solutions provides claims management and adjusting services globally to insurance carriers and self-insured entities related to property, casualty, and catastrophe losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. Crawford Claims Solutions revenues are substantially derived from the insurance carrier market. Insurance companies customarily manage their own claims administration and adjusting functions, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation, catastrophe, and the evaluation and resolution of property and casualty insurance claims.

Claims management and adjusting services offered by our Crawford Claims Solutions segment are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories used by insurance companies. These major risk categories are:

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

In addition, the Crawford Claims Solutions segment, through the Company’s WeGoLook, LLC subsidiary, provides a variety of on-demand inspection, verification, and other task-specific field services for businesses and consumers through a mobile platform of independent contractors.

CRAWFORD TPA SOLUTIONS.  Our Crawford TPA Solutions segment, which operates under the Broadspire brand name, is a leading third party administrator that provides services to the global casualty and disability insurance and self-insured markets. This segment accounted for 37.1% of the Company's revenues before reimbursements in 2020.

Through the Crawford TPA Solutions segment, the Company provides a complete range of claims and risk management services to corporations in the self-insured or commercially-insured marketplace inclusive of brokers and insurance companies. In addition to desktop claim adjusting and evaluation of claims, Crawford TPA Solutions also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of loss funds established to pay claims. Crawford TPA Solutions services are provided through two major service lines:

•

The Claims Management service line includes workers' compensation, liability, property, accident & health, and disability claims management. Accident & health claims programs include accidental death and dismemberment, business travel, life, disability, critical illness and credit protection claims programs. Disability and leave management services include the handling of short and long term disability, FMLA (Federal Medical Leave Act), ADA (Americans with Disabilities Act) and state leave claims designed to increase employee productivity and contain costs. Claims management services also includes risk management information and consultative analytical services.

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

CRAWFORD SPECIALTY SOLUTIONS.  The Crawford Specialty Solutions segment accounted for 26.6% of the Company's revenues before reimbursements in 2020. Crawford Specialty Solutions provides services to the global property and casualty insurance company markets.

•

Global Technical Services provides claims management services to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries, including commercial property, aviation, forensic accounting, transportation, retail, building and construction, cyber and energy. Global Technical Services is a group of skilled adjusters with technical training and specialized expertise, such as in forensics, engineering, accounting, or chemistry, with relationships spanning the insurance industry and Fortune 1000 corporations.

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

MATERIAL CUSTOMERS

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2020, 2019, or 2018. However, for each of the years ended December 31, 2020, 2019 and 2018, our Crawford Specialty Solutions segment derived in excess of 10% of its revenue from one customer.

In the event we are not able to retain this significant relationship, or replace any lost revenues from such relationship, revenues and operating earnings within this segment could be materially adversely affected.

INTELLECTUAL PROPERTY AND TRADEMARKS

Our intellectual property portfolio is an important asset which we seek to expand and protect globally through a combination of trademarks, trade names, copyrights and trade secrets. We own a number of active trademark applications and registrations which expire at various times. As the laws of many countries do not protect intellectual property to the same extent as the laws of the U.S., we cannot ensure that we will be able to adequately protect our intellectual property assets outside of the U.S. The failure to protect our intellectual property assets could have a material adverse effect on our business; however, the loss of any single patent, trademark or service mark, taken alone, would not have a material adverse effect on any of our segments or on the Company as a whole.

SERVICE DELIVERY

Our claims management services are offered primarily through a global network serving clients in more than 70 countries. Contractor Connection services are offered by providing high-quality outsourced contractor management to national, regional and international clients. WeGoLook services are offered through a mobile platform of independent contractors.

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

HUMAN CAPITAL

Human Capital is a key component to our success. Our culture and organizational purpose is embodied by our RESTORE values of Respect, Empowerment, Sustainability, Training, One Crawford, Recognition and Entrepreneurial Spirit. These values define our desired culture, and influence organizational behavior, decision-making and our people priorities.

Employee Profile

Crawford & Company is committed to the health and safety of our people and providing quality services to our clients as we deliver on our purpose of Restoring and Enhancing Lives, Businesses and Communities. As of December 31, 2020, we had approximately 8,985 employees operating in 70 countries. 94% of our global employees are full-time. Approximately 80% of our workforce is concentrated in the U.S., Canada, United Kingdom (“U.K.”), Australia and the Philippines. Women comprised 55% of our global workforce, 50% of our country-presidents roles, 32% of our global senior management team and 44% of our people management roles. In 2020, our internal promotion rate for women was 52%. With respect to our employees in the U.S., percentages of our employees that identified as Black, Hispanic/Latino and Asian were 17%, 9% and 4% respectively. Among U.S. employees in our shared services roles, we have even higher percentages of ethnic diversity among Blacks and Asians, at 19% and 14%, respectively.

Diversity and Inclusion - Employee Hiring Practices

Diversity and inclusion are core to the Company’s values and instrumental in delivering stronger business growth. We are committed to recruiting the most qualified people for the job regardless of gender, ethnicity or other protected traits and to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Additionally, we believe in providing opportunities for career progression for our people and as such, establish goals of filling open positions with internal talent. Crawford is committed to improving the diversity of our workforce and has affirmative action plans as required for our largest locations in the U.S. We launched our Office of Inclusion & Diversity in early 2020 and subsequently formed a global diversity council to work with our executive and country leadership teams to enhance our inclusion and diversity policies and practices. Two of our key accomplishments for 2020 were delivering unconscious bias training to our executive leadership team, managers and employees and launching two employee resource groups in the U.S.

Employee Wellness

At Crawford, we believe our ability to deliver on our purpose of Restoring and Enhancing Lives, Businesses and Communities is directly linked to the well-being of our workforce. As such, we provide a variety of comprehensive benefit programs that are designed to support the physical, mental and financial well-being of our people. Examples of such programs include: formal wellness programs with fitness challenges and incentives for prioritizing physical exercise and accessing preventive care services; company-paid flu shots; employee assistance programs; group healthcare and telemedicine programs; discounts for gym memberships; company-sponsored retirement savings plans; financial education webinars; tuition assistance and college scholarships for children of employees; and programs that support work-life balance such as remote work arrangements, flex-time, paid-time off, and parental leave.

The global COVID-19 pandemic presented an opportunity to demonstrate our commitment to the health and safety of our workforce. We immediately formed a global incident response team, transitioned our workforce to work-from-home for non-essential staff, procured PPE for those roles deemed “essential workers”, adopted safety protocols for field employees to protect themselves, our clients and the communities where we perform work and delivered weekly health and safety updates to our global workforce. Additionally, we modified our sick leave policies to ensure employees who became ill, self-isolated or needed to quarantine continued to receive pay. We continue to actively monitor the pandemic and remain committed to providing a positive, purposeful working experience for our employees that is reflective of our purpose and values.

Employee Engagement

Employee engagement is fundamental to our ability to retain and attract talent, particularly given the competitive nature of our industry’s labor market for critical roles. Crawford regularly measures employee engagement levels through an anonymous employee pulse survey. We adopted this formal listening strategy in 2016 and have seen progressive improvement in our survey results each time we conduct the survey. The results of the survey help us understand what is working well and our opportunities for improvement. In 2020, we only conducted one employee pulse survey as we also conducted a series of surveys throughout the year to help us manage our COVID-19 response. New for the 2020 survey were five questions related to Crawford’s response to the pandemic. Our overall response rate was 82% which was up from 76% in December of 2019. Favorable response rates increased across all five categories of questions; the way we execute; the way we lead; the way we manage; the way we see ourselves; and the way we work together. We are able to measure response rates through many data cuts including global service lines, geographies, shared services functions, and different demographic groups such as age, gender and tenure. Survey results are used to develop action plans for improvement. Key themes coming out of the survey results for 2020 include working hours, technology, training and communication. As a result, we are reviewing the future of work arrangements with our global reintegration teams, crafting a strategic digital plan, expanding our technical and management capabilities training, connecting with global employees with technology-enabled town hall meetings, sending regular communication updates from key members of the executive leadership team and continuing to provide a bi-weekly global employee health and safety updates.

Employee Development

Training is not only a core value today but also a key component of our heritage. Continuous learning through on-the-job training, coaching and structured learning are used for strengthening capabilities and preparing our workforce for the future. Crawford Educational Services, our training function, provides a variety of industry-specific, instructor-led courses that are both skill and behavior based. We also offer a comprehensive catalog of self-directed, continuing education credited, eLearning courses through our learning portal called KMC On Demand. For 2020, within the U.S., 2,680 individual learners spent a total of 10,850 hours on online training.

Additionally, we were able to pivot our classroom courses such as U.S.-Residential Property and U.S.-Commercial Property classes to a virtual setting due to the pandemic. By using virtual reality technology, we captured scans of different types of losses and embedded them in the property training curriculum. Using this new learning technology has allowed our learners to be exposed to a variety of peril types in a safe way while maintaining learner engagement levels. In 2020, we also launched the Advocacy at Work training for our care and case management professionals covering nearly 330 learners. This training helps our employees servicing injured workers, alleviates the fear of the unknown, and empowers stakeholders through continued worker/employer engagement via task assignments and guided interactions. With a focus on enhancing adjuster skills in the insurance industry, in 2020 we offered instructor led webinars to non-Crawford adjusters and complimentary access to KMC On Demand for our clients.

In addition to technical training, Crawford Educational Services also offers professional, management and leadership development programs for employees globally. In 2020, the popular instructor led classes included time management and business writing skills for employees. Managers were trained on leading virtual teams and other essential manager skills such as coaching and trust. Additionally, Crawford’s CEO routinely makes assigned reading mandatory for our managers and leaders in support of our commitment of fostering a culture of growth mindset. We also rolled out the fifth year of our popular on-line women leadership program called Women LEAD attended by over 90 women employees globally.

AVAILABLE INFORMATION

The Company, a Georgia corporation, is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC").

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.crawco.com through the "SEC/Edgar Filings" link located under the "Investors" tab, as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC. The information contained on, or hyperlinked from, our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Copies of the Company's Annual Report will also be made available, free of charge, upon written request to Corporate Secretary, Legal Department, Crawford & Company, 5335 Triangle Parkway, Peachtree Corners, Georgia, 30092.

ITEM 1A.RISK FACTORS

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

The global spread of the COVID-19 coronavirus has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•	the impact of the pandemic on economic activity and actions taken in response;
•	the effect on our clients and client demand for our services and solutions, both during and after the pandemic;
•	our ability to sell and provide our services and solutions, including as a result of travel restrictions and employees working from home;
•	the ability of our clients to pay for our services and solutions;
•	the impact on our third party vendors;
•	any closures of our and our clients’ offices and facilities;
•	any restrictions on our ability to provide services at a claim site or the location of a claimant whether for purposes of evaluating the claim, managing the repair or delivering services, and
•	how quickly and to what extent normal economic and operating conditions can resume.

The closure of offices or restrictions inhibiting our employees’ ability to travel or interact with claimants and access claim sites, has disrupted, and could in the future disrupt our ability to provide our services and solutions and result in, among other things, terminations of client contracts, delay in our ability to perform services, an altering of the mix of services requested by clients and claimants, and other losses of revenue. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in this Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

In recent periods, we have derived a material amount of our revenues from a limited number of clients. If we are not able to retain these clients or replace these revenues, our financial condition and results of operations could be materially adversely affected.

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2020, 2019, or 2018. However, for each of the years ended December 31, 2020, 2019 and 2018, our Crawford Specialty Solutions segment derived in excess of 10% of its revenue from one customer.

In the event we are not able to retain this significant relationship, or replace any lost revenues from such relationship, revenues and operating earnings within this segment could be materially adversely affected.

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

We manage a large amount of highly sensitive and confidential consumer information including personally identifiable information, protected health information and financial information. A security or privacy incident impacting data processed or stored in our own facilities or data maintained, processed or stored by our service providers, including cloud service providers, could compromise the confidentiality, integrity or availability of this information. Unauthorized access to or disclosure of sensitive and confidential information stored by us or our service providers may occur through break-ins, breaches of a secure network by an unauthorized party, systems and technology failures, failed internet processes, theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of such sensitive and confidential information may be obtained through accidental or malicious failure to follow security policies or controls by us or our employees or our service providers. If there were an inadvertent disclosure of confidential consumer information, or if a third party were to gain unauthorized access to the confidential information, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.

We are subject to increased frequency and complexity of cybersecurity attacks. Our failure to effectively identify such attacks or quickly recover from such attacks could materially adversely affect our business, results of operations, and financial condition.

We have made investments in our information security policies, procedures and technical controls and routinely engage a third party to assess the maturity of our information security program against the NIST Cybersecurity Framework. However, we may not be able to prevent a cybersecurity breach due to the increasing sophistication and frequency of such attacks. All employees receive security awareness training including communication of processes for reporting a potential security incident. We have a robust Cyber Incident Response Plan in place which provides a documented framework for handling high severity security and privacy incidents and facilitates coordination across multiple parts of the Company and with external expertise when necessary. Additionally, we have existing procedures to determine the potential materiality of a cybersecurity incident. These procedures include reporting protocols to and oversight from our Board of Directors. We also have disclosure controls and insider trading restrictions that would apply in the event of a material cybersecurity incident, and we routinely perform simulations and drills at both a technical and management level. Any failure to effectively identify such attack, or quickly recover from such attack in a timely manner, could materially adversely affect our business, results of operations, and financial condition.

Increasing regulatory focus on privacy issues and expanding laws could impact our business models and expose us to increased liability.

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have stringent data protection laws that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Globally, new laws, such as the General Data Protection Regulation (“GDPR”) in Europe, the California Consumer Privacy Act ("CCPA") in California, and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to respond to customer requests under the laws, and to implement our business models effectively. These requirements, among others, may force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect, process and store information at the direction of and on behalf of our customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

Transferring personal information across international borders is becoming increasingly complex. The mechanisms that we and many other companies rely upon for European data transfers are being updated following recent rulings by the Court of Justice for the European Union (CJEU). We are closely monitoring developments related to requirements for transferring personal data outside the European Union ("EU"), including those which may be impacted by Brexit. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Brazil, Canada and Australia, have also established specific legal requirements for cross-border transfers of personal information. These developments in Europe and elsewhere could harm our business, results of operations, and financial condition.

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

We have operations in the U.K. and the European Union that may be impacted by the U.K.'s departure from the EU, known as "Brexit". The uncertainty of this transition may impact our operations in this region or our business as a whole.

The U.K. and EU insurance markets in which we operate may be impacted by the outcome of Brexit. There are multiple regulatory, contractual, and supply chain issues that need to be considered, and also the potential impact to transactions and assets denominated in foreign currencies. The majority of our relationships in these countries are within our country of operations, however, to the extent we provide services cross-border, there may be increased risks regarding employee mobility, cross-border payments, data transfer and potential regulatory impacts. Failure to secure a pan-European agreement could lead to various country-by-country approaches being implemented, resulting in a lack of consistency between countries. Changes to these regulations could impact our ability to conduct business in these countries, which could have a material adverse effect on our business, results of operations, and financial condition.

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

At the end of the most recent measurement periods for our U.S. Qualified Plan, the projected benefit obligation was underfunded by $51.6 million. In recent years we have been required to make contributions to this plan and will have to make future contributions. Crawford expects to make discretionary contributions of $9.0 million per annum to the U.S. Qualified Plan for the next five fiscal years to improve the funded status of the plan and minimize future required contributions. Volatility in the capital markets, mortality changes and future legislation may have a negative impact on our pension plans, which may further increase the underfunded portion and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans will reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

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

We are party to a credit facility, amended and restated as of October 11, 2017, with Wells Fargo Bank, N.A., Bank of America, N.A., Citizens Bank, N.A., and the other lenders a party thereto, (as amended, the "Credit Facility"). The Credit Facility consists of a $450 million revolving credit facility, with a letter of credit subcommitment of $100 million. The available borrowing capacity under the Credit Facility totaled $325.7 million at December 31, 2020. The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum fixed charge coverage ratio. If we do not maintain compliance with the covenant requirements, we may be in default under the Credit Facility. In such an event, the lenders under the Credit Facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Facility or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations. Any required payment may necessitate the sale of assets or other uses of resources that we do not believe would be in our best interests. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with them in the future. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition, as well as our ability to operate our business. We do not believe there is significant risk to our debt covenants if LIBOR were to be replaced with an alternative reference rate in the future. We have no current hedged transactions, and our Credit Facility allows for the use of a suitable replacement rate if an alternative was required.

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

As of December 31, 2020, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member of the Board of Directors, beneficially owned approximately 57% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2020, Mr. Crawford also beneficially owned approximately 36% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

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

Our catastrophe-related work and revenues can fluctuate dramatically based on the frequency and severity of natural and man-made disasters. When such events happen, our clients usually require a sudden and substantial increase in the need for catastrophic claims services, which can strain our capacity. Our internal resources are sometimes not sufficient to meet these sudden and substantial increases in demand. When these situations occur, we must retain outside adjusters (temporary employees and contractors) to increase our capacity. There can be no assurance that we will be able to retain such outside adjusters with the requisite qualifications, at the times needed or on terms that we believe are economically reasonable. Insurance companies and other loss adjusting firms also aggressively compete for the same pool of independent adjusters, who often command high prices for their services at such times of peak demand. Such competition could reduce availability, increase our costs and reduce our revenues. Our failure to timely, efficiently, and competently provide these services to our clients could result in reduced revenues, loss of customer goodwill and a materially negative impact on our results of operations.

We compete for nurses and other case management professionals in the healthcare industry, which may increase our labor costs and reduce profitability.

Our Crawford TPA Solutions business competes with the general healthcare industry in recruiting qualified nurses, other case management professionals and other talent. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare providers. Such competition could reduce availability, increase our costs and reduce our revenues. This shortage may require us to increase wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Our failure to recruit and retain qualified management, nurses, and other healthcare professionals, or to control labor costs could result in reduced revenues, loss of customer goodwill and a material negative impact on our results of operations.

We face challenges caused by our aging workforce and we may not be able to recruit, train, and retain adequate replacements for our qualified and skilled employees.

Many of the nurses and adjusters in our industry, including those that we employ directly, are approaching retirement age. As these experienced employees retire, we may have difficulty recruiting new employees with comparable qualifications and experience, and we may be unable to transfer our employees’ institutional knowledge successfully to new qualified employees. Any such failures would be exacerbated at times of peak demand and could cause us to rely more heavily on outside nurses and adjusters. Our failure to recruit and train new employees and to ensure they obtain the adequate qualifications and experience could result in reduced revenues, loss of customer goodwill and a material negative impact on our results of operations.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2020, the Company owned an office in Kitchener, Ontario. As of December 31, 2020, the Company leased approximately 240 other office locations under various leases with varying terms. For additional information on the Company's significant operating leases and subleases, see Note 6 "Lease Commitments" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

ITEM 3.LEGAL PROCEEDINGS

In the normal course of the claims administration services business, the Company is from time to time named as a defendant in suits by insureds or claimants contesting decisions by the Company or its clients with respect to the settlement of claims. Additionally, clients of the Company have, in the past, brought and may, in the future, bring claims for indemnification on the basis of alleged actions on the part of the Company, its agents or its employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by the Company; however, the Company is responsible for the deductibles and self-insured retentions under its various insurance coverages. In the opinion of the Company, adequate provisions have been provided for such known risks. No assurances can be provided, however, that the result of any such action, claim or proceeding, now known or occurring in the future, will not result in a material adverse effect on our business, financial condition or results of operations.

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

ITEM 4.MINE SAFETY DISCLOSURES

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

The number of record holders of each class of the Company's common stock as of December 31, 2020 was as follows: CRD-A — 2,968 and CRD-B — 377.

Effective May 9, 2019, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the “2019 Repurchase Authorization”). On December 10, 2020, the Company’s Board of Directors extended the termination date of the 2019 Repurchase Authorization to December 31, 2021. At December 31, 2020, the Company had remaining authorization to repurchase 642,097 shares under the 2019 Repurchase Authorization.

The following graph and table show the value as of December 31, 2020 of a $100 investment in the Company's Class B common stock as of December 31, 2015 as compared to a similar investment in each of (i) the S&P 500 Index, and (ii) the S&P 500 Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. We caution you not to draw any conclusions from the data in this performance graph, as past results do not necessarily indicate future performance.

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2015	2016	2017	2018	2019	2020
Crawford & Company (Class B)	100.00	242.46	189.54	181.38	208.85	151.68
S&P 500 Index	100.00	109.54	130.81	122.65	158.07	183.77
S&P Property-Casualty Insurance Index	100.00	114.80	130.67	113.45	143.30	138.91

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

ITEM 6.SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto contained in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Year Ended December 31,	2020	2019	2018	2017	2016
	(In thousands, except per share amounts and percentages)
Revenues before Reimbursements	$982,492	$1,005,802	$1,070,971	$1,105,832	$1,109,286
Reimbursements	33,703	41,825	52,008	57,877	68,302
Total Revenues	1,016,195	1,047,627	1,122,979	1,163,709	1,177,588
Total Costs of Services	737,320	752,773	808,005	842,167	850,112
Crawford Claims Solutions Operating Earnings (1)	14,375	7,630	11,308	18,541	14,371
Crawford TPA Solutions Operating Earnings (1)	21,476	27,173	36,909	38,224	36,520
Crawford Specialty Solutions Operating Earnings (1)	52,553	49,321	49,564	52,404	65,641
Unallocated Corporate and Shared Costs and Credits, Net	(16,574)	(6,515)	(9,321)	(13,463)	(24,403)
Net Corporate Interest Expense	(7,923)	(10,774)	(10,109)	(9,062)	(9,185)
Stock Option Expense	(1,122)	(1,885)	(1,742)	(1,718)	(621)
Amortization of Customer-Relationship Intangible Assets	(11,653)	(11,277)	(11,152)	(10,982)	(9,592)
Goodwill and Intangible Asset Impairments	(17,674)	(17,484)	(1,056)	(19,598)	—
Arbitration and Claim Settlements	—	(12,552)	—	—	—
Restructuring and Other Costs, Net	(8,133)	—	—	(12,084)	(9,490)
Gain (Loss) on Disposition of Businesses, Net	13,763	—	(20,270)	—	—
Income Taxes	(12,013)	(14,111)	(18,542)	(15,039)	(25,565)
Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	1,221	2,959	389	442	(1,710)
Net Income Attributable to Shareholders of Crawford & Company	$28,296	$12,485	$25,978	$27,665	$35,966
Earnings Per Share - Basic (2):
CRD-A	$0.54	$0.27	$0.51	$0.53	$0.68
CRD-B	$0.52	$0.19	$0.43	$0.45	$0.60
Earnings Per share - Diluted (2):
CRD-A	$0.54	$0.26	$0.50	$0.52	$0.67
CRD-B	$0.52	$0.19	$0.42	$0.45	$0.60
Current Assets	$302,003	$315,209	$320,848	$370,367	$364,731
Total Assets	$752,984	$760,013	$701,442	$787,936	$735,859
Current Liabilities	$242,794	$236,265	$225,310	$256,591	$230,287
Long-Term Debt and Finance Leases, Less Current Installments	$111,758	$148,408	$167,126	$200,460	$187,002
Total Debt	$113,595	$176,954	$190,410	$225,672	$188,014
Shareholders' Investment Attributable to Shareholders of Crawford & Company	$186,939	$159,317	$171,288	$182,320	$153,883
Total Capital	$300,534	$336,271	$361,698	$407,992	$341,897
Current Ratio	1.2:1	1.3:1	1.4:1	1.4:1	1.6:1
Total Debt to Total Capital Ratio	37.8%	52.6%	52.6%	55.3%	55.0%
Return on Average Shareholders' Investment	16.3%	7.6%	14.7%	16.5%	26.9%
Cash Provided by Operating Activities	$93,178	$75,216	$52,419	$40,757	$98,864
Cash (Used in) Provided by Investing Activities	$(27,037)	$(23,420)	$6,449	$(81,866)	$(32,966)
Cash (Used in) Provided by Financing Activities	$(74,369)	$(53,406)	$(58,739)	$10,343	$(55,151)
Shareholders' Investment Attributable to Shareholders of Crawford & Company Per Diluted Share	$3.50	$2.95	$3.07	$3.21	$2.74
Cash Dividends Per Share:
CRD-A	$0.19	$0.28	$0.28	$0.28	$0.28
CRD-B	$0.17	$0.20	$0.20	$0.20	$0.20
Weighted-Average Shares and Share-Equivalents:
Basic	53,132	53,612	55,254	55,928	55,483
Diluted	53,384	54,065	55,883	56,764	56,220

(1)

This is a segment financial measure calculated in accordance with ASC Topic 280, "Segment Reporting," and representing segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairments, restructuring and other costs, gain (loss) on disposition of business, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2020, 2019, and 2018 consolidated financial statements include the financial position of such operations as of October 31, 2020 and 2019, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2020, 2019 and 2018, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawco.com) is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries. Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $982.5 million in 2020, a decrease of 2.3% compared with $1.006 billion in 2019. Net income attributable to Crawford & Company was $28.3 million in 2020, compared with $12.5 million in 2019. During 2020, we recognized a gain on disposal of businesses of $13.8 million. The Company recognized a non-cash goodwill impairment in 2020 totaling $17.7 million, partially offset by a $1.7 million credit in noncontrolling interest expense. We also recognized restructuring and other costs totaling $8.1 million in 2020. During 2019, we recognized $12.6 million for an arbitration settlement related to additional payments awarded to former executives of our former Garden City Group related to their departure in 2015. The Company recognized a non-cash goodwill impairment in 2019 totaling $17.5 million, partially offset by a $2.2 million reduction in income tax expense and $2.2 million credit in noncontrolling interest expense.

Consolidated revenues before reimbursements decreased 2.3% in 2020 due to decreases in our Crawford TPA Solutions and Crawford Specialty Solutions operating segments, primarily due to the economic impact of the COVID-19 pandemic in the U.S. and Canada, partially offset by an increase in revenues in our Crawford Claims Solutions segment, due to an increase in weather related activity in the U.S. and new client growth. Changes in foreign exchange rates decreased our segment revenues by $5.8 million, or approximately 0.6%, for 2020 compared with 2019. Excluding the change in foreign exchange rates, consolidated revenues before reimbursements decreased $17.5 million, or 1.7% compared with 2019.

	Year Ended			Year Ended
				Based on exchange rates for year ended December 31, 2019
(in thousands, except percentages)	December 31, 2020	December 31, 2019	% Change	December 31, 2020	% Change
Revenues:
Crawford Claims Solutions	$356,447	$339,837	4.9%	$358,819	5.6%
Crawford TPA Solutions	364,983	393,856	(7.3)%	365,959	(7.1)%
Crawford Specialty Solutions	261,062	272,109	(4.1)%	263,475	(3.2)%
Total revenues before reimbursements	982,492	1,005,802	(2.3)%	988,253	(1.7)%
Reimbursements	33,703	41,825	(19.4)%	35,684	(14.7)%
Total Revenues	$1,016,195	$1,047,627	(3.0)%	$1,023,937	(2.3)%

Revenues from the Crawford Claims Solutions segment increased in 2020 due to an increase in weather related cases resulting from the hurricane activity in the U.S., and revenues from new client growth, partially offset by the economic impact of COVID-19. Revenues from the Crawford TPA Solutions segment decreased for the year primarily due to a decrease in the U.S. and Canada as a result of the economic impact of COVID-19. Revenues from the Crawford Specialty Solutions segment decreased primarily due to the impact of COVID-19 and the sale of LWI in our Global Technical Services service line. The net impact of acquisitions and dispositions in 2020 resulted in a net $3.7 million decrease in revenues, compared with 2019.

We estimate that COVID-19 negatively impacted our revenues in the range of $45.0 to $55.0 million in the year ended December 31, 2020 as compared with the 2019 period. We expect the ongoing global economic slowdown resulting from COVID-19 could have a material impact to our results of operations, financial condition, and cash flows in one or more future quarters.

Overall, there was a decrease in cases received of 2.4% for 2020 compared with 2019, due to the negative economic impact of COVID-19. As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new clients or weather related activity.

Cases received are presented below by segment:

Year Ended December 31,	2020	2019	Variance
Crawford Claims Solutions	490,823	465,657	5.4%
Crawford TPA Solutions	765,615	812,686	(5.8)%
Crawford Specialty Solutions	305,255	321,433	(5.0)%
Total Crawford Cases Received	1,561,693	1,599,776	(2.4)%

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) increased in our Crawford Claims Solutions and Crawford Specialty Solutions operating segments, partially offset by a decrease in our Crawford TPA Solutions.

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

In the Crawford Claims Solutions segment, operating earnings increased from $7.6 million, or 2.2% of revenues before reimbursements in 2019, to $14.4 million, or 4.0% of revenues before reimbursements in 2020, primarily due to the increase in revenues and reduction of expenses. Excluding indirect support costs, gross profit increased from $76.7 million, or 22.6% of revenues before reimbursements in 2019, to $77.5 million, or 21.7% of revenues before reimbursements in 2020.

In the Crawford TPA Solutions segment, operating earnings declined from $27.2 million, or 6.9% of revenues before reimbursements in 2019, to $21.5 million, or 5.9% of revenues before reimbursements in 2020, primarily due to a reduction in revenues as a result of COVID-19. Excluding indirect support costs, gross profit decreased from $99.7 million, or 25.3% of revenues before reimbursements in 2019, to $87.7 million, or 24.0% of revenues before reimbursements in 2020.

In the Crawford Specialty Solutions segment, operating earnings increased from $49.3 million, or 18.1% of revenues before reimbursements in 2019, to $52.6 million, or 20.1% of revenues before reimbursements in 2020, primarily due to cost reduction initiatives implemented in 2020. Excluding indirect support costs, gross profit increased from $95.4 million, or 35.1% of revenues before reimbursements in 2019, to $96.6 million, or 37.0% of revenues before reimbursements in 2020.

Cost of services provided, before reimbursements, decreased $7.3 million, or 1.0% for 2020 compared with 2019. The decrease was primarily due to a decrease in compensation expense, travel and entertainment, and other costs in each of our operating segments related to the overall reduction in revenues.

Selling, general and administrative ("SG&A") expenses were $8.2 million lower, a decrease of 3.6%, in 2020 compared with 2019. The decrease in 2020 was due to a decrease in compensation expense, travel and entertainment, and other administrative support costs, partially offset by CEO transition costs.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company has not applied for governmental loans from the CARES Act or any other governmental programs to support the Company’s U.S. operations. The Company is taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits.

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. We met the eligibility criteria to receive the wage subsidy in the second, third and fourth quarters of 2020. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense. In 2020, we recognized $13.8 million as a reduction of compensation expense as a result of this subsidy.

During 2020, we recognized a pretax gain on disposal totaling $13.8 million related to the sale of the Lloyd Warwick International (“LWI”) business in our Crawford Specialty Solutions reporting unit, net of a loss on the disposal of Crawford Compliance. The gain on disposal is presented in the Consolidated Statements of Operations as a separate item "(Gain) loss on disposition of businesses, net." See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about these transactions.

On October 1, 2020, we acquired most of the remaining 85% equity interests in Crawford Carvallo and its subsidiaries. Crawford Carvallo is a leading provider of loss adjusting, claims management solutions and legal services in Chile. The Company held a 15% interest in Crawford Carvallo prior to this acquisition. The purchase price includes an initial cash payment of $11.6 million and a maximum of $11.7 million payable over the next six years based on achieving certain EBITDA performance goals as set forth in the purchase agreement. The acquisition was funded primarily through additional borrowings under the Company's credit facility. The operations of Crawford Carvallo did not have a material impact on our consolidated results of operations during 2020.

We recognized a pretax non-cash goodwill impairment in 2020 totaling $17.7 million related to our Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense. In 2019, we recognized a non-cash goodwill impairment totaling $17.5 million, also related to our Crawford Claims Solutions segment. This charge was partially offset by a $2.2 million reduction in income tax expense and $2.2 million credit in noncontrolling interest expense. There was no goodwill impairment in 2018. See the "Critical Accounting Policies" in Item 7 and Note 4, "Goodwill and Intangible Assets" of our accompanying consolidated financial statements for further discussion about goodwill impairments.

We recognized pretax restructuring and other costs totaling $8.1 million in 2020, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring and other costs are comprised of $9.4 million severance expense and related payroll taxes, $2.5 million asset impairment and lease termination costs, partially offset by $1.1 million gain from fair value remeasurement of cost method and equity method investments, $1.2 million liquidation dividends from a cost method investment, and $1.4 million gain from sale of IP addresses. This pretax expense is presented in the Consolidated Statements of Operations as a separate charge "Restructuring and Other Costs, Net." See Note 16, “Restructuring and Other Costs, Net” of our accompanying consolidated financial statements for further discussion about these transactions.

In 2019 we recognized $12.6 million for an arbitration settlement related to additional payments awarded to former executives of our former subsidiary Garden City Group related to their departure in 2015. There are no other potential claimants related to this matter. This pretax expense is presented in the Consolidated Statements of Operations as a separate charge "Arbitration and claim settlements."

In 2018, we recognized a pretax loss on disposal of our subsidiary Garden City Group business totaling $20.3 million. The loss on disposal is presented in the Consolidated Statements of Operations as a separate charge "(Gain) loss on disposition of businesses, net."

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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairments, restructuring and other costs, (gain) loss on disposition of businesses, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Restructuring and other costs, as well as (gain) loss on disposition of businesses, goodwill and intangible asset impairments, and arbitration and claim settlements arise from time to time from events (such as internal restructurings, losses on subleases, establishment of new operations, and asset impairments) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs, goodwill and intangible asset impairments, restructuring and other costs, (gain) loss on disposition of businesses, and arbitration and claim settlements follows the discussion and analysis of the results of operations of our three operating segments.

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

				% Change from Prior Year
Year Ended December 31,	2020	2019	2018	2020	2019
	(In thousands, except percentages)
Revenues Before Reimbursements:
Crawford Claims Solutions	$356,447	$339,837	$361,053	4.9%	(5.9)%
Crawford TPA Solutions	364,983	393,856	405,335	(7.3)%	(2.8)%
Crawford Specialty Solutions	261,062	272,109	304,583	(4.1)%	(10.7)%
Total, before reimbursements	982,492	1,005,802	1,070,971	(2.3)%	(6.1)%
Reimbursements	33,703	41,825	52,008	(19.4)%	(19.6)%
Total Revenues	$1,016,195	$1,047,627	$1,122,979	(3.0)%	(6.7)%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$238,616	$223,639	$239,123	6.7%	(6.5)%
% of related revenues before reimbursements	66.9%	65.8%	66.2%
Crawford TPA Solutions	221,794	236,853	235,813	(6.4)%	0.4%
% of related revenues before reimbursements	60.8%	60.1%	58.2%
Crawford Specialty Solutions	135,906	141,776	156,771	(4.1)%	(9.6)%
% of related revenues before reimbursements	52.1%	52.1%	51.5%
Total	$596,316	$602,268	$631,707	(1.0)%	(4.7)%
% of Revenues before reimbursements	60.7%	59.9%	59.0%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Claims Solutions	$103,456	$108,568	$110,622	(4.7)%	(1.9)%
% of related revenues before reimbursements	29.0%	31.9%	30.6%
Crawford TPA Solutions	121,713	129,830	132,613	(6.3)%	(2.1)%
% of related revenues before reimbursements	33.3%	33.0%	32.7%
Crawford Specialty Solutions	72,603	81,012	98,248	(10.4)%	(17.5)%
% of related revenues before reimbursements	27.8%	29.8%	32.3%
Total, before reimbursements	297,772	319,410	341,483	(6.8)%	(6.5)%
% of Revenues before reimbursements	30.3%	31.8%	31.9%
Reimbursements	33,703	41,825	52,008	(19.4)%	(19.6)%
Total	$331,475	$361,235	$393,491
% of Revenues	32.6%	34.5%	35.0%
Segment Operating Earnings:
Crawford Claims Solutions	$14,375	$7,630	$11,308	88.4%	(32.5)%
% of related revenues before reimbursements	4.0%	2.2%	3.1%
Crawford TPA Solutions	21,476	27,173	36,909	(21.0)%	(26.4)%
% of related revenues before reimbursements	5.9%	6.9%	9.1%
Crawford Specialty Solutions	52,553	49,321	49,564	6.6%	(0.5)%
% of related revenues before reimbursements	20.1%	18.1%	16.3%
Deduct:
Unallocated corporate and shared costs and credits, net	(16,574)	(6,515)	(9,321)	154.4%	(30.1)%
Net corporate interest expense	(7,923)	(10,774)	(10,109)	(26.5)%	6.6%
Stock option expense	(1,122)	(1,885)	(1,742)	(40.5)%	8.2%
Amortization of customer-relationship intangible assets	(11,653)	(11,277)	(11,152)	3.3%	1.1%
Goodwill and intangible asset impairments	(17,674)	(17,484)	(1,056)	1.1%	nm
Restructuring and other costs, net	(8,133)	—	—	nm	nm
Arbitration and claim settlements	—	(12,552)	—	nm	nm
Gain (loss) on disposition of businesses, net	13,763	—	(20,270)	nm	nm
Income Before Income Taxes	39,088	23,637	44,131	65.4%	(46.4)%
Income taxes	(12,013)	(14,111)	(18,542)	(14.9)%	(23.9)%
Net Income	27,075	9,526	25,589	184.2%	(62.8)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,221	2,959	389	(58.7)%	660.7%
Net Income Attributable to Shareholders of Crawford & Company	$28,296	$12,485	$25,978	126.6%	(51.9)%

nm = not meaningful

YEAR ENDED DECEMBER 31, 2020 COMPARED WITH YEAR ENDED DECEMBER 31, 2019

CRAWFORD CLAIMS SOLUTIONS SEGMENT

Operating Earnings

Our Crawford Claims Solutions segment reported operating earnings of $14.4 million, or 4.0% of revenues before reimbursements in 2020, as compared with $7.6 million, or 2.2% of revenues before reimbursements in 2019. Operating earnings increased from 2019 to 2020 primarily due to an increase in weather related cases and new client growth in the U.S., and a reduction in administrative support expenses, partially offset by the negative economic impact of COVID-19. There was a $3.2 million expense benefit in 2020 as a result of the Canada Emergency Wage Subsidy.

Excluding centralized indirect support costs, gross profit increased from $76.7 million, or 22.6% of revenues before reimbursements in 2019, to $77.5 million, or 21.7% of revenues before reimbursements in 2020, due primarily to the increased revenues in 2020.

Operating results for our Crawford Claims Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
Revenues	$356,447	$339,837	4.9%	$358,819	5.6%
Direct expenses	278,968	263,116	6.0%	280,503	6.6%
Gross profit	77,479	76,721	1.0%	78,316	2.1%
Indirect expenses	63,104	69,091	(8.7)%	63,723	(7.8)%
Total Crawford Claims Solutions Operating Earnings	$14,375	$7,630	88.4%	$14,593	91.3%

Gross profit margin	21.7%	22.6%	(0.9)%	21.8%	(0.8)%
Operating margin	4.0%	2.2%	1.8%	4.1%	1.9%

Revenues before Reimbursements

Crawford Claims Solutions revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Crawford Claims Solutions revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
U.S.	$166,441	$136,524	21.9%	$166,441	21.9%
U.K.	65,855	63,715	3.4%	65,573	2.9%
Canada	34,020	47,712	(28.7)%	34,374	(28.0)%
Australia	47,481	45,417	4.5%	48,994	7.9%
Europe	28,298	28,915	(2.1)%	28,867	(0.2)%
Rest of World	14,352	17,554	(18.2)%	14,570	(17.0)%
Total Crawford Claims Solutions Revenues before Reimbursements	$356,447	$339,837	4.9%	$358,819	5.6%

Revenues before reimbursements from our Crawford Claims Solutions segment totaled $356.4 million in 2020 compared with $339.8 million in 2019. This increase was primarily due to an increase in weather-related cases resulting from hurricanes in the U.S. in 2020 and new client growth, partially offset by the negative impact of COVID-19. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 0.7% or $2.4 million for 2020. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $358.8 million for 2020. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, which increased revenues 5.4% in 2020 compared with 2019. 4.9% of this increase was due to an increase of 23,000 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 2,500, or 0.5% of the increase in Crawford Claims Solutions cases received.

Revenues in our U.S. Crawford Claims Solutions segment include revenues from a new client and expanding services from an existing client where we provide staff augmentation for our clients, which resulted in $20.9 million of increased revenues in 2020, or a 6.2% increase in Crawford Claims Solutions revenue. The revenues from these clients do not typically result in cases received. Excluding the impact of the WeGoLook case increase, changes in product mix and in the rates charged for those services accounted for a 1.1% revenue decrease for 2020 compared with 2019.

The increase in revenues in the U.S. in 2020 was due to the increase in weather related cases and an increase in new client growth, partially offset by the negative economic impact of COVID-19. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. for 2020 compared with 2019 due to an increase in weather related activity and expanding new services. Revenues in Canada decreased in 2020 due to the impact of COVID-19. There was a revenue increase in Australia due to an increase in weather related cases. There was a slight decrease in revenues in Europe due to a change in the mix of services provided in Germany and Norway. The decrease in revenues in Rest of World for 2020 was primarily due to a reduction in Asia.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $17.7 million in 2020 compared with $20.5 million in 2019. The 2020 decrease was due to a decreased use of third parties compared to 2019.

Case Volume Analysis

Crawford Claims Solutions unit volumes by underlying case category, as measured by cases received, for 2020 and 2019 were as follows:

Year Ended December 31,	2020	2019	Variance
U.S.	318,197	283,007	12.4%
U.K.	60,572	54,845	10.4%
Canada	21,225	36,050	(41.1)%
Australia	43,221	36,556	18.2%
Europe	35,209	37,326	(5.7)%
Rest of World	12,399	17,873	(30.6)%
Total Crawford Claims Solutions Cases Received	490,823	465,657	5.4%

Overall, there was a 5.4% increase in cases received in the Crawford Claims Solutions segment in 2020 compared with 2019. 4.9% of the increase was due to an increase of 23,000 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 2,500, or 0.5%, in Crawford Claims Solutions cases received in 2020. The increase in U.S. case volumes was due to an increase in weather related activity due to hurricanes, and the WeGoLook cases referenced above. A portion of the increase in revenues in the U.S. is the result of new client growth, however the revenues generated for these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The U.K. case volumes were higher in 2020 due to an increase in weather related activity and expanding new services. The decrease in Canada was due to the negative impact of COVID-19, a reduction in weather related activity, and a change in the mix of services provided. There was an increase in cases in Australia due to an increase in weather related activity in the current year. There was a decrease in cases received in Europe in 2020 due to a change in the mix of services provided. There was a decrease in cases received in Rest of World due to a decline in high-frequency, low-complexity property cases in Asia.

As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Claims Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. Crawford Claims Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 66.9% for 2020 and 65.8% for 2019. The dollar amount of these expenses increased from $223.6 million in 2019 to $238.6 million in 2020. This increase was due to an increase in costs to support the new client growth and to provide staff to handle the hurricane related revenues in 2020. There was a benefit of $3.2 million in 2020 as a result of the CEWS.

There was an average of 2,884 FTEs in 2020 compared with an average of 2,905 FTEs in 2019.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Claims Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased from $108.6 million in 2019 to $103.5 million in 2020, and decreased as a percent of segment revenues from 31.9% in 2019 to 29.0% in 2020. These decreases were due to cost reduction initiatives in 2020 that resulted in lower travel and entertainment expense and lower administrative support expenses in 2020.

CRAWFORD TPA SOLUTIONS SEGMENT

Operating Earnings

Our Crawford TPA Solutions segment, which operates under the Broadspire brand globally, reported operating earnings of $21.5 million, or 5.9% of revenues before reimbursements in 2020, as compared to $27.2 million, or 6.9% of revenues before reimbursements in 2019. This decrease was due to lower revenues resulting from the economic impact of COVID-19 in the U.S. and Canada, partly offset by lower administrative costs. There was a benefit of $1.6 million in 2020 as a result of the Canada Emergency Wage Subsidy.

Excluding centralized indirect support costs, gross profit decreased from $99.7 million, or 25.3% of revenues before reimbursements in 2019, to $87.7 million, or 24.0% of revenues before reimbursements in 2020, due primarily to the revenue decline.

Operating results for our Crawford TPA Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
Revenues	$364,983	$393,856	(7.3)%	$365,959	(7.1)%
Direct expenses	277,308	294,172	(5.7)%	277,876	(5.5)%
Gross profit	87,675	99,684	(12.0)%	88,083	(11.6)%
Indirect expenses	66,199	72,511	(8.7)%	66,475	(8.3)%
Total Crawford TPA Solutions Operating Earnings	$21,476	$27,173	(21.0)%	$21,608	(20.5)%

Gross profit margin	24.0%	25.3%	(1.3)%	24.1%	(1.2)%
Operating margin	5.9%	6.9%	(1.0)%	5.9%	(1.0)%

Revenues before Reimbursements

Crawford TPA Solutions revenues are from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada, and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
U.S.	$293,446	$315,241	(6.9)%	$293,446	(6.9)%
U.K.	10,866	11,254	(3.4)%	10,820	(3.9)%
Canada	25,911	33,234	(22.0)%	26,171	(21.3)%
Europe and Rest of World	34,760	34,127	1.9%	35,522	4.1%
Total Crawford TPA Solutions Revenues before Reimbursements	$364,983	$393,856	(7.3)%	$365,959	(7.1)%

Revenues before reimbursements from our Crawford TPA Solutions totaled $365.0 million in 2020, compared with $393.9 million in 2019. This decrease was primarily due to a decrease in the U.S. and Canada due to the impact of COVID-19. Changes in foreign exchange rates decreased our Crawford TPA Solutions segment revenues by $1.0 million, or approximately 0.2%, for 2020. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $366.0 million in 2020. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 5.8% in 2020 compared with 2019. Changes in product mix and in the rates charged for those services accounted for a 1.3% revenue decrease for 2020 compared with the 2019 period.

The decrease in revenues in the U.S. for 2020 was due to a decrease in case volumes as a result of COVID-19 economic conditions and a reduction of Medical Management utilization. Based on constant foreign exchange rates, there was a decrease in revenues in the U.K. due to the impact of COVID-19 and a change in the mix of services provided. Revenues in Canada decreased in the current year due to a decrease in case volumes as a result of COVID-19 economic conditions. Revenues increased in Europe and Rest of World in 2020 due to the 2020 fourth quarter acquisition in Chile, partially offset by a change in the mix of services provided.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment which are included in total Company revenue decreased to $7.3 million in 2020 from $11.6 million in 2019. The reduction in reimbursed expenses was due to the lower revenues in the 2020 period.

Case Volume Analysis

Crawford TPA Solutions unit volumes, as measured by cases received, by region for 2020 and 2019 were as follows:

Year Ended December 31,	2020	2019	Variance
U.S.	476,238	489,951	(2.8)%
U.K.	42,879	41,364	3.7%
Canada	60,587	73,314	(17.4)%
Europe and Rest of World	185,911	208,057	(10.6)%
Total Crawford TPA Solutions Cases Received	765,615	812,686	(5.8)%

Overall case volumes were 5.8% lower in 2020 compared with 2019 due to decreases in the U.S., Canada and Europe. The decrease in the U.S. was primarily driven by COVID-19 economic conditions that affected Claims Management, Medical Management, and Accident & Health case volumes. There was an increase in the U.K. due to an increase in high-frequency, low-severity cases from new clients. Canada case volumes were negatively impacted by COVID-19. The decrease in cases in Europe and Rest of World was due to a decrease in high-frequency, low-complexity cases received in Europe.

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

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Crawford TPA Solutions segment revenues before reimbursements, increased from 60.1% in 2019 to 60.8% in 2020. The total dollar amount of these expenses decreased from $236.9 million in 2019 to $221.8 million in 2020. This reduction was due to a decrease in average full-time equivalent employees related to the lower revenues. The increase in expense as a percent of revenues before reimbursements is because the decrease in expenses did not offset the decrease in revenues. There was a benefit of $1.6 million in 2020 as a result of the CEWS.

There was an average of 3,081 FTEs in this segment in 2020, a decrease from an average of 3,184 FTEs in the 2019 period. The decrease in employees was due to cost reduction initiatives in light of the decrease in revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased in the Crawford TPA Solutions segment from $129.8 million in 2019 to $121.7 million in 2020, but increased slightly as a percent of revenues before reimbursements from 33.0% in 2019 to 33.3% in the 2020 period. The decrease in amount was due to lower revenues and expense controls implemented in 2020, but the slight increase as a percent of revenues was due to the lower revenues.

CRAWFORD SPECIALTY SOLUTIONS

Operating Earnings

Crawford Specialty Solutions recorded operating earnings of $52.6 million in 2020, or 20.1% of revenues before reimbursements, compared with operating earnings of $49.3 million in 2019, or 18.1% of revenues before reimbursements. This increase was primarily due to operating efficiency improvements and cost reduction initiatives in 2020. There was a benefit of $2.3 million in 2020 as a result of the Canada Emergency Wage Subsidy.

Excluding indirect support costs, gross profit increased from $95.4 million, or 35.1% of revenues before reimbursements in 2019, to $96.6 million, or 37.0% of revenues before reimbursements in 2020, due primarily to cost reduction initiatives in 2020.

Operating results for our Crawford Specialty Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
Revenues	$261,062	$272,109	(4.1)%	$263,475	(3.2)%
Direct expenses	164,441	176,702	(6.9)%	165,909	(6.1)%
Gross profit	96,621	95,407	1.3%	97,566	2.3%
Indirect expenses	44,068	46,086	(4.4)%	44,629	(3.2)%
Total Crawford Specialty Solutions Operating Earnings	$52,553	$49,321	6.6%	$52,937	7.3%

Gross profit margin	37.0%	35.1%	1.9%	37.0%	1.9%
Operating margin	20.1%	18.1%	2.0%	20.1%	2.0%

Revenues before Reimbursements

Crawford Specialty Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate, were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
U.S.	$110,935	$117,440	(5.5)%	$110,935	(5.5)%
U.K.	51,824	51,368	0.9%	51,951	1.1%
Canada	29,232	33,492	(12.7)%	29,518	(11.9)%
Australia	22,856	23,065	(0.9)%	23,617	2.4%
Europe	20,728	20,550	0.9%	20,763	1.0%
Rest of World	25,487	26,194	(2.7)%	26,691	1.9%
Total Crawford Specialty Solutions Revenues before Reimbursements	$261,062	$272,109	(4.1)%	$263,475	(3.2)%

Revenues before reimbursements from our Crawford Specialty Solutions segment totaled $261.1 million in 2020, compared with $272.1 million in 2019. This decrease was primarily due to a decrease in case volumes due to the impact of COVID-19. Changes in foreign exchange rates resulted in a decrease of our Crawford Specialty Solutions segment revenues by approximately 0.9%, or $2.4 million for 2020. Excluding the change in foreign exchange rates, Crawford Specialty Solutions segment revenues before reimbursements totaled $263.5 million, primarily due to a decrease in our Contractor Connection service line and the disposal of Lloyd Warwick International (“LWI”) in our Global Technical Services service line in June 2020, which resulted in a $5.9 million variance between years.

There was a decrease in segment unit volume, measured principally by cases received, of 5.0% in 2020 compared with 2019. The reduction of LWI revenues, net of the impact of the Chile acquisition, resulted in a 1.3% decrease in segment revenues in 2020. Changes in product mix and in the rates charged for those services accounted for a 3.1% revenue increase for 2020 compared with 2019, due primarily to a reduction in Contractor Connection cases in the 2020 period.

The decrease in revenues in the U.S. in 2020, compared with 2019, was due to the impact of COVID-19. On a constant dollar basis, there was a revenue increase in the U.K. in 2020 due to higher Contractor Connection revenues, driven by increased cases received and expanding new services. Revenues in Canada decreased in 2020 compared with 2019 as a result of COVID-19. There was a revenue increase in Australia due to an increase in weather-related activity in the current year. There was a revenue increase in Europe due to increased revenues in our Global Technical Services service line. The increase in revenues in Rest of World was primarily due to an increase in weather related activity in Asia.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions were $8.7 million in 2020, decreasing from $9.7 million in 2019. The decrease in the 2020 period was consistent with the decrease in revenues.

Case Volume Analysis

Crawford Specialty Solutions unit volumes by geographic region, as measured by cases received, for 2020 and 2019 were as follows:

Year Ended December 31,	2020	2019	Variance
U.S.	193,445	207,237	(6.7)%
U.K.	14,477	13,622	6.3%
Canada	58,561	65,544	(10.7)%
Australia	5,860	5,332	9.9%
Europe	12,118	8,874	36.6%
Rest of World	20,794	20,824	(0.1)%
Total Crawford Specialty Solutions Cases Received	305,255	321,433	(5.0)%

Overall, there was a 5.0% decrease in cases received in 2020 compared with 2019, primarily due to the impact of COVID-19. The decrease in U.S. case volumes in 2020 was due to the impact of COVID-19. The U.K. case volumes were higher in 2020 due to an increase in our Contractor Connection service line. The decrease in Canada was due to the COVID-19 impact in the current year. The increase in Australia cases was due to an increase in weather related activity in the current year. The increase in cases in Europe was due to an increase in high-frequency, low-complexity cases in Global Technical Services. The cases received in Rest of World were consistent between the periods.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Specialty Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Crawford Specialty Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, was 52.1% in both 2020 and 2019. The amount of these expenses decreased from $141.8 million in 2019 to $135.9 million in 2020. The decrease in the dollar amount in 2020 was due to expense reduction initiatives related to the lower revenues, and the LWI disposal. There was a benefit of $2.3 million in 2020 as a result of the CEWS. Average FTEs in this segment totaled 1,404 in 2020, compared to an average of 1,481 FTEs in 2019. The decrease in employees was partially due to the LWI disposal referenced above, which had an average of 56 full-time equivalent employees in 2019 compared to 27 in 2020.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Specialty Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements from $81.0 million, or 29.8% of revenues before reimbursements in 2019, to $72.6 million, or 27.8% of revenues before reimbursements in 2020. The decrease in both the amount and the expense as a percent of revenues before reimbursements was due to a decrease in the allowance for expected credit losses, a reduction in travel and entertainment expense and other administrative support costs in 2020.

YEAR ENDED DECEMBER 31, 2019 COMPARED WITH YEAR ENDED DECEMBER 31, 2018

CRAWFORD CLAIMS SOLUTIONS SEGMENT

Operating Earnings

Our Crawford Claims Solutions segment reported operating earnings of $7.6 million, or 2.2% of revenues before reimbursements in 2019, as compared with $11.3 million, or 3.1% of revenues before reimbursements in 2018. Operating earnings decreased from 2018 to 2019 primarily due to a decrease in weather related claim activity and associated revenues in the U.S. and Canada, and lower earnings in Canada and Europe. There was also an increase in centralized administrative support costs to expand technology and sales efforts in 2019.

Excluding centralized indirect support costs, gross profit decreased from $78.3 million, or 21.7% of revenues before reimbursements in 2018, to $76.7 million, or 22.6% of revenues before reimbursements in 2019, due primarily to lower earnings in Canada and Europe, partially offset by improved performance in the U.S. and lower compensation costs in 2019 compared with 2018.

Operating results for our Crawford Claims Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2018
Year Ended December 31,	2019	2018	Variance	2019	Variance
Revenues	$339,837	$361,053	(5.9)%	$350,533	(2.9)%
Direct expenses	263,116	282,778	(7.0)%	270,815	(4.2)%
Gross profit	76,721	78,275	(2.0)%	79,718	1.8%
Indirect expenses	69,091	66,967	3.2%	71,509	6.8%
Total Crawford Claims Solutions Operating Earnings	$7,630	$11,308	(32.5)%	$8,209	(27.4)%

Gross profit margin	22.6%	21.7%	0.9%	22.7%	1.0%
Operating margin	2.2%	3.1%	(0.9)%	2.3%	(0.8)%
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

Revenues before reimbursements from our Crawford Claims Solutions segment totaled $339.8 million in 2019 compared with $361.1 million in 2018. This decrease was primarily due to a decrease in weather-related activity in the U.S. as the 2018 period included the runoff of 2017 hurricane claims activity, which negatively impacted 2019 revenue comparisons by $13.4 million, or 3.7% of Crawford Claims Solutions segment revenues. Changes in foreign exchange rates resulted in a decrease of our Crawford Claims Solutions segment revenues by approximately 3.0%, or $10.7 million for 2019. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $350.5 million for 2019. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, which decreased revenues 9.0% in 2019 compared with 2018. Changes in product mix and in the rates charged for those services accounted for a 9.8% revenue increase for 2019 compared with the 2018 period due to a decrease in high-frequency, low-complexity cases in the U.S.

There was a decrease in revenues in the U.S. for 2019 due to the decrease in weather related activity referenced above. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. for 2019 compared with 2018 due to an increase in new clients and expanding new services. Revenues in Canada decreased in 2019 compared with the 2018 period due to a reduction in weather related activity resulting from the Ontario windstorms in 2018. There was a revenue increase in Australia due to an increase in weather related case activity in 2019. There was a slight revenue decrease in Europe. The decrease in revenues in Rest of World for 2019 compared with 2018 was due to a reduction in weather related case activity in Asia and Latin America.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Claims Solutions segment, which are included in total Company revenues, were $20.5 million in 2019 compared to $19.0 million in 2018. The 2019 increase was due to an increased use of third parties in the U.K. in 2019 compared with 2018.

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

CRAWFORD TPA SOLUTIONS

Operating Earnings

Our Crawford TPA Solutions segment, which operates under the Broadspire brand globally, reported operating earnings of $27.2 million, or 6.9% of revenues before reimbursements in 2019, as compared with $36.9 million, or 9.1% of revenues before reimbursements in 2018. The decrease in operating earnings for the 2019 period resulted from lower revenues, which were not fully offset by lower direct expenses.

Excluding centralized indirect support costs, gross profit decreased from $109.2 million, or 26.9% of revenues before reimbursements in 2018, to $99.7 million, or 25.3% of revenues before reimbursements in 2019, as the decrease in direct costs did not offset the reduction in revenues.

Operating results for our Crawford TPA Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2018
Year Ended December 31,	2019	2018	Variance	2019	Variance
Revenues	$393,856	$405,335	(2.8)%	$397,563	(1.9)%
Direct expenses	294,172	296,111	(0.7)%	297,082	0.3%
Gross profit	99,684	109,224	(8.7)%	100,481	(8.0)%
Indirect expenses	72,511	72,315	0.3%	73,395	1.5%
Total Crawford TPA Solutions Operating Earnings	$27,173	$36,909	(26.4)%	$27,086	(26.6)%

Gross profit margin	25.3%	26.9%	(1.6)%	25.3%	(1.6)%
Operating margin	6.9%	9.1%	(2.2)%	6.8%	(2.3)%

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

Revenues before reimbursements from our Crawford TPA Solutions totaled $393.9 million in 2019, compared with $405.3 million in 2018. Changes in foreign exchange rates decreased our Crawford TPA Solutions segment revenues by $3.7 million, or approximately 0.9%, for 2019. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $397.6 million in 2019. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 2.6% in 2019 compared with 2018. Changes in product mix and in the rates charged for those services accounted for a 0.7% revenue increase for 2019 compared with the 2018 period.

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

CRAWFORD SPECIALTY SOLUTIONS

Operating Earnings

Crawford Specialty Solutions recorded operating earnings of $49.3 million in 2019, or 18.1% of revenues before reimbursements, compared with operating earnings of $49.6 million in 2018, or 16.3% of revenues before reimbursements. The decrease in operating earnings in the 2019 period was the result of increased compensation expense compared with 2018. Excluding indirect support costs, gross profit decreased from $105.5 million, or 34.6% of revenues before reimbursements in 2018, to $95.4 million, but increased as a percent of revenues before reimbursements in 2019 to 35.1%, due primarily to the absence of the Garden City Group business which contributed $6.2 million gross profit in the 2018 period.

Unless otherwise noted, all amounts presented below for 2018 reflect activity of the Garden City Group service line through June 15, 2018 due to the disposal of that business as of that date.

Operating results for our Crawford Specialty Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2018
Year Ended December 31,	2019	2018	Variance	2019	Variance
Revenues	$272,109	$304,583	(10.7)%	$279,298	(8.3)%
Direct expenses	176,702	199,055	(11.2)%	181,903	(8.6)%
Gross profit	95,407	105,528	(9.6)%	97,395	(7.7)%
Indirect expenses	46,086	55,964	(17.7)%	47,671	(14.8)%
Total Crawford Specialty Solutions Operating Earnings	$49,321	$49,564	(0.5)%	$49,724	0.3%

Gross profit margin	35.1%	34.6%	0.5%	34.9%	0.3%
Operating margin	18.1%	16.3%	1.8%	17.8%	1.5%

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
	(In thousands)
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

The Garden City Group service line, which was disposed in June 2018, represents a $29.9 million reduction, or 9.8% negative variance in Crawford Specialty Solutions revenues in the 2019 period compared with 2018. Excluding the Garden City Group business and the change in foreign exchange rates, Crawford Specialty Solutions segment revenues before reimbursements increased by $4.6 million, or 1.7%, compared with 2018, primarily due to an increase in our Global Technical Services service line.

Overall case volumes were 8.5% lower for 2019 compared with 2018. Changes in product mix and in the rates charged for those services accounted for a 10.2% revenue increase for 2019 compared with 2018.

The decrease in revenues in the U.S. in 2019, compared with 2018, was due to the Garden City Group disposal. On a constant dollar basis, there was a revenue increase in the U.K. in the 2019 period due to higher Global Technical Services revenues compared to the 2018 period. Revenues in Canada increased in 2019 compared with 2018 due to two small acquisitions in Global Technical Services in the 2018 third quarter. There was a revenue increase in Australia due to an increase in weather-related activity in the current year. There was a revenue decrease in Europe due to a reduction in high frequency, low severity cases in 2019. The decrease in revenues in Rest of World was primarily due to a change in the mix of services provided in Asia.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Specialty Solutions segment can vary materially from period to period depending on the amount and types of projects, primarily in our former subsidiary Garden City Group service line, and were $9.7 million in 2019, decreasing from $22.5 million in 2018. The decrease in the 2019 period was primarily due to the absence of the Garden City Group service line, which had reimbursements of $10.5 million in the 2018 period.

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

Overall, there was an 8.5% decrease in cases received in 2019 compared with 2018. The decrease in U.S. case volumes in 2019 was due to a decrease in weather related cases in Contractor Connection. The U.K. case volumes were lower in the 2019 period due to a decrease in property cases. The decrease in Canada was due to a decrease in weather related cases as Contractor Connection received additional cases from the Ontario windstorms in 2018. The decrease in Australia cases was due to a reduction in property cases in the current year. The decrease in cases in Europe was due to a decrease in high-frequency, low-complexity cases in Italy. The decrease in cases in Rest of World was due to a decrease in high-frequency, low-complexity cases in Asia.

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

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, changes in tax law, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $12.0 million, $14.1 million, and $18.5 million for 2020, 2019, and 2018, respectively. Our effective tax rate for financial reporting purposes was 30.7%, 59.7%, and 42.0% for 2020, 2019, and 2018, respectively. The Company's effective income tax rate in 2020 was impacted by goodwill impairment, disposals and liquidations of businesses, and deferred taxes attributable to certain undistributed foreign earnings that are no longer permanently reinvested. The Company's effective income tax rate in 2019 was impacted by goodwill impairment, arbitration and claim settlements, and valuation allowances established on certain state net operating loss carryforwards and foreign tax credits. The 2018 effective income tax rate was impacted by a valuation allowance on certain foreign tax credits, the Tax Cuts and Jobs Act in the U.S., and one-time income tax planning activities. Based on our 2021 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2021 to be in the 30% to 32% range before considering any discrete items and assuming no material changes to tax law and policy in the material jurisdictions in which we operate.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Corporate interest expense totaled $8.2 million, $11.5 million, and $11.4 million for 2020, 2019, and 2018, respectively. Corporate interest income totaled $0.3 million, $0.7 million, and $1.3 million in 2020, 2019, and 2018, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Our level of interest expense is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods. The weighted average interest rates under our Credit Facility were 2.8%, 4.0%, and 3.7% for the years ending December 31, 2020, 2019, and 2018, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $1.1 million, $1.9 million and $1.7 million was recognized during 2020, 2019, and 2018, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan and our Omnibus Stock and Incentive Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $11.7 million, $11.3 million, and $11.2 million in 2020, 2019, and 2018, respectively. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

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

Unallocated corporate and shared costs and credits were $16.6 million, $6.5 million, and $9.3 million in 2020, 2019, and 2018, respectively. The increase for 2020 was due to a $4.4 million increase in self-insurance and related legal costs, CEO transition costs and other severance costs totaling $5.0 million, a $3.6 million increase in incentive compensation, and a $3.9 million increase in professional fees and other unallocated expenses, partially offset by $6.8 million credit from the Canada Emergency Wage Subsidy.

The decrease in costs in 2019 compared with 2018 was due to lower professional fees of $4.9 million and other administrative costs of $2.3 million, partially offset by an increase of $4.4 million in U.S. defined benefit plan expense.

Goodwill and Intangible Asset Impairments

We recognized a pretax non-cash goodwill impairment in 2020 totaling $17.7 million related to our Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense. We also recognized a non-cash goodwill impairment in 2019 totaling $17.5 million related to our Crawford Claims Solutions reporting unit, which was partially offset by a $2.2 million reduction in income tax expense and $2.2 million credit in noncontrolling interest expense. There was no goodwill impairment in 2018, although we recognized a non-cash impairment of $1.1 million in 2018 related to an indefinite-lived trade name. See the "Critical Accounting Policies" in Item 7 and Note 4, "Goodwill and Intangible Assets" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about goodwill impairments.

Restructuring and Other Costs, Net

We recognized pretax restructuring and other costs totaling $8.1 million in 2020, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring and other costs are comprised of $9.4 million severance expense and related payroll taxes, $2.5 million asset impairment and lease termination costs, partially offset by a $1.1 million gain from fair value remeasurement of cost and equity method investments, a $1.2 million liquidation dividend from a cost method investment, and a $1.4 million gain from sale of IP addresses. There were no restructuring costs in 2019 or 2018. See Note 16, "Restructuring and Other Costs, Net" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the restructuring and other charges.

(Gain) Loss on Disposition of Businesses, Net

During 2020, we recognized a pretax gain on disposal totaling $13.8 million related to the disposal of the LWI business in our Crawford Specialty Solutions reporting unit, net of a loss on the disposal of Crawford Compliance. The gain on disposal is presented in the Consolidated Statements of Operations as a separate item "(Gain) loss on disposition of businesses, net". During 2018, we recognized a pretax loss of $20.3 million related to the disposal of the Garden City Group. See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements for further discussion about these transactions.

Arbitration and Claim Settlements

During 2019, we recognized $12.6 million pretax expense for an arbitration settlement related to additional payments awarded to former executives of our former subsidiary Garden City Group related to their departure in 2015. There were no other potential claimants related to this matter.

Liquidity, Capital Resources, and Financial Condition

We fund our working capital requirements, capital expenditures and acquisitions from net cash provided by operating activities and borrowings under bank credit facilities.

On October 11, 2017, the Company and certain of its subsidiaries (Crawford & Company Risk Services Investments Limited (the "UK Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd, (the "Australian Borrower"), collectively known with the Company, as the "Borrowers") entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement"), which amended and restated our original credit agreement, dated as of December 8, 2011. On June 15, 2018, the Company and its guarantor subsidiaries party thereto amended our existing credit facility and entered into a Limited Consent and First Amendment to the Amended and Restated Credit Agreement (“the Amendment”) that consented to the Company’s disposition of the Garden City Group. No other terms discussed below were changed due to the Amendment.

On September 18, 2020, we amended the Credit Facility again. Pursuant to this amendment, (a) we are permitted to make, in addition to the other investments permitted under the Credit Facility prior to the amendment, investments of an unrestricted nature up to the aggregate outstanding amount not to exceed $5.0 million at any time and (b) the terms of LIBOR replacement when that benchmark is no longer available have been modified.

The Credit Facility consists of a $450.0 million revolving credit facility, with a letter of credit subcommitment of $100.0 million. The Credit Facility contains sublimits of $185.0 million for borrowings by the UK Borrower, $75.0 million for borrowings by the Canadian Borrower, and $32.5 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 23, 2022.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The Credit Facility defines LIBOR to encompass accepted alternative reference rates for certain currencies where a LIBOR rate is no longer quoted. The interest margin for LIBOR loans ranges from 1.30% to 2.10% and for Base Rate loans ranges from 0.30% to 1.10%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of Wells Fargo Bank, National Association and (iii) LIBOR for a one month interest period plus 1.0%. The weighted average interest rates under our Credit Facility were 2.8%, 4.0%, and 3.7% for the years ending December 31, 2020, 2019, and 2018, respectively.

At December 31, 2020, a total of $112.9 million of short-term and long-term debt was outstanding, and there was an undrawn amount of $11.5 million under the letters of credit subcommitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subcommitment, the available borrowing capacity under the Credit Facility totaled $325.7 million at December 31, 2020.

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

At December 31, 2020, the Company was in compliance with the financial covenants under the Credit Facility. Our leverage ratio was 1.11 and 1.53 as of December 31, 2020 and December 31, 2019, respectively, and our fixed charge coverage ratio was 2.79 and 1.46 as of December 31, 2020 and December 31, 2019, respectively. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary documents.

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

The operations of each of our reporting segments expose us to a number of risks, including foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies, as well as the risk of changes in tax rates or tariffs on earnings or services provided outside the U.S. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business negatively impacted our revenues and operating earnings in 2020 and 2019, but a weaker U.S. dollar positively impacted revenues and operating earnings in 2018. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings.

At December 31, 2020, our working capital balance (current assets less current liabilities) was approximately $59.2 million, compared with $78.9 million at December 31, 2019. The decrease in working capital was primarily due to deferred payroll tax filings in the U.S. as allowed by the CARES Act, increases in self-insurance and related legal accruals, higher accrued employee compensation and incentive compensation, accrued restructuring and other costs incurred in the fourth quarter, and decreases in cash and accounts receivable, offset by a decrease in short-term borrowings. Cash and cash equivalents at the end of 2020 totaled $44.7 million, compared with $51.8 million at the end of 2019.

Cash and cash equivalents as of December 31, 2020 consisted of $16.6 million held in the U.S. and $28.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. During 2020, the Company changed its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

However, if at a future date or time funds that remain permanently reinvested are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition. We have estimated that we have book over tax basis differences of approximately $89.5 million. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Cash Provided by Operating Activities

Cash provided by operating activities increased by $18.0 million in 2020, from $75.2 million in 2019 to $93.2 million in 2020. The increase in cash provided by operating activities was primarily due to deferred payroll tax filings in the U.S. and the Canada Emergency Wage Subsidy in 2020, compared with the same period of 2019. We have deferred payroll tax filings of $13.0 million as allowed by the CARES Act, which will be paid in 2021 and 2022. We have received a cash inflow of $11.8 million related to the Canada Emergency Wage Subsidy in the 2020 period. Interest payments on our debt were $7.2 million in 2020, and tax payments, net of refunds, were $12.2 million in 2020.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, increased by $3.6 million in 2020, from $23.4 million in 2019 to $27.0 million in 2020. The increase in use for 2020 was due to an increase in capital expenditures in the 2020 period due to an increase in capital expenditures to support initiatives in our operating segments and $10.0 million for the Chile acquisition, partially offset by proceeds of $20.0 million from the sale of LWI. These transactions are discussed in Note 3, "Business Acquisitions and Dispositions" included in Item 8 of this Annual Report on Form 10-K. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $37.4 million in 2020 compared with $21.1 million in 2019. We forecast that our property and equipment additions in 2021, including capitalized software, will approximate $30 million.

Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, increased by $29.8 million in 2019, from $6.4 million provided by investing activities in 2018 to a use of $23.4 million in 2019. The 2018 activity included proceeds from the Garden City Group disposal of $42.6 million. This transaction is discussed in Note 3, " Business Acquisitions and Dispositions" included in Item 8 of this Annual Report on Form 10-K. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $21.1 million in 2019 compared with $30.0 million in 2018.

Cash Used in Financing Activities

Cash used in financing activities was $74.4 million in 2020, compared with $53.4 million used in financing activities in 2019. In 2020, we borrowed $108.1 million in short-term borrowings for working capital needs and we repaid a total of $169.7 million. The decrease in borrowings in 2020 was primarily due to proceeds from the LWI disposition. We used cash to pay cash dividends totaling $9.6 million in 2020, we repurchased shares of $2.7 million, and we received shares of CRD-A stock that were surrendered by employees to settle $0.5 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash used in financing activities was $53.4 million in 2019, compared with $58.7 million used in financing activities in 2018. In 2019, we borrowed $66.2 million in short-term borrowings for working capital needs and we repaid a total of $80.9 million. The decrease in borrowings in the 2019 period was primarily due to proceeds from the Garden City Group disposition which were used to reduce borrowings in 2018. We used cash to pay cash dividends totaling $13.2 million. Also in 2019, we repurchased shares totaling $26.2 million, and we received shares of CRD-A stock that were surrendered by employees to settle $0.8 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. However, certain events, such as the COVID-19 pandemic, could impact the level and timing of our short-term debt obligations in the future. Our maximum month-end short-term debt obligations were $39.9 million and $36.6 million in 2020 and 2019, respectively. Our average month-end short-term debt obligations were $28.0 million and $30.8 million in 2020 and 2019, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $1.8 million and $28.5 million at December 31, 2020 and 2019, respectively. The balance in short-term borrowings at December 31, 2020 primarily represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

Our liquidity is defined as cash on hand and borrowing capacity based on our trailing twelve month EBITDA, as defined under our Credit Facility. At December 31, 2020, we had $44.7 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $206.3 million, resulting in total liquidity of $251.0 million at December 31, 2020. In response to the COVID-19 pandemic, we took a number of steps to enhance our liquidity including temporarily reducing our planned capital expenditures, pausing our discretionary U.S. defined benefit pension plan contributions until later in the year, suspending share repurchases under our 10b5-1 repurchase plan, and adjusting our employment levels through furloughs and reductions in force. We have not applied for governmental loans to support the Company’s operations but are taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits. In addition, there are numerous international legislative responses that we have evaluated, such as the Canadian Emergency Wage Subsidy program where we have received a benefit during 2020, among other enactments.

Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2021. Our compliance with the senior secured leverage ratio and fixed charge coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2021 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Contractual Obligations

As of December 31, 2020, the impact that our contractual obligations, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease commitments (Note 6)	$37,976	$42,900	$26,266	$41,624	$148,766
Long-term debt, including current portions (Note 5) (1)	1,570	111,285	—	—	112,855
Finance lease and other obligations (Note 5) (1)	267	403	70	—	740
Total, before interest payments	39,813	154,588	26,336	41,624	262,361
Estimated interest payments under Credit Facility	6,109	5,133	—	—	11,242
Total contractual obligations	$45,922	$159,721	$26,336	$41,624	$273,603

(1)	Assumes principal amounts are repaid at maturity and not refinanced.

Approximately $4.3 million of operating lease obligations included in the table above are expected to be funded by sublessors under existing sublease agreements. See Note 6, "Lease Commitments" to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Borrowings under our Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate, in either case plus an applicable margin. The Credit Facility defines LIBOR to encompass accepted alternative reference rates for certain currencies where a LIBOR rate is no longer quoted. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2020, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2020, we had approximately $3.8 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect material reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

Gross deferred income tax liabilities as of December 31, 2020 were approximately $57.1 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "other international plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan and other international plans totaled $53.9 million and $65.9 million at the end of 2020 and 2019, respectively. The 2020 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from actuarial gains in the year. In 2020, we made contributions of $9.0 million to our U.S. Qualified Plan and $0.5 million to our U.K. Plans. In 2019, we made no contributions in 2019 to our U.S. Qualified Plan and $0.7 million to our U.K. Plans. The U.K. Plans were in a funded status totaling $36.8 million and $35.0 million at the end of 2020 and 2019, respectively, with the fair value of plan assets exceeding the projected benefit obligation. There was a $1.8 million increase during 2020 in the net prepaid pension balances of the U.K. defined benefit plans.

Our frozen U.S. Qualified Plan was underfunded by $51.6 million at December 31, 2020 based on an accumulated benefit obligation of $448.6 million. Crawford expects to make discretionary contributions of $9.0 million per annum to the U.S. Qualified Plan for the next five years to improve the funded status of the plan and minimize future required contributions. We estimate that we will make the following annual minimum contributions over the next five years to our frozen U.S. Qualified Plan.

Year Ending December 31,	Estimated U.S. Pension Funding
(In thousands)
2021	$9,000
2022	9,000
2023	9,000
2024	9,000
2025	9,000

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

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2020, the issued, but undrawn, letters of credit totaled approximately $11.5 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$11,512	$—	$—	$—	$11,512

Off-Balance Sheet Arrangements

At December 31, 2020, we were not party to any off-balance sheet arrangements, other than operating leases, which could materially impact our operations, financial condition, or cash flows. We have certain material obligations under operating lease agreements to which we are a party. In accordance with GAAP, these operating lease obligations and the related leased assets are not reported on our consolidated balance sheets.

We maintain funds in trusts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying consolidated balance sheets. We have concluded that we do not have material off-balance sheet financial risk related to these funds at December 31, 2020.

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our Consolidated Balance Sheet as of December 31, 2020, compared with our Consolidated Balance Sheet as of December 31, 2019, were as follows:

•

Accounts receivable decreased by $5.1 million, excluding the impacts of business acquisitions and dispositions, as well as the impacts from foreign currency exchange, in 2020 compared with 2019. The decrease was primarily due to decreased receivables within Crawford Claims Solutions in the U.K. and Asia.

•

Unbilled revenues increased $3.8 million, excluding the impacts of business acquisitions and dispositions, as well as the impacts from foreign currency exchange. The increase was primarily due to an increase in Crawford Claims Solutions related to an increase in weather related activity in the U.S.

•

Accounts Payable and Accrued Liabilities increased $31.8 million, excluding the impacts of business acquisitions and dispositions, as well as the impacts from foreign currency exchange. The increase was primarily due to deferred payroll tax filings in the U.S. as allowed by the CARES Act totaling $13.0 million, $4.0 million increase in self-insurance and related legal accruals, $7.5 million higher accrued employee compensation and incentive compensation, and $7.3 million increase in accrued restructuring and other costs incurred in the fourth quarter.

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

As of December 31, 2020, deferred revenues related to lifetime claim handling arrangements approximated $38.2 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.3% to an increase of 2.2%, and has averaged a decrease of 0.1%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $1.3 million for the year ended December 31, 2020, $1.4 million for the year ended December 31, 2019, and $1.3 million for the year ended December 31, 2018. If our average claim closing rates for lifetime claims increased by 1.0%, we would have recognized additional revenues of approximately $1.2 million for each of the years ended December 31, 2020, 2019, and 2018.

The Company often sells multiple types of claims processing and different levels of processing depending on the complexity of the claims within a contract. The Company typically provides a menu of offerings from which the customer chooses to purchase or not at their discretion. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is consistent for each service irrespective of the other service(s) or quantities requested by the customer. For example, if we provide claims processing for auto and general liability, those services are priced and delivered independently.

Allowance for Expected Credit Losses

We maintain allowances for expected credit losses resulting from the inability of our clients to make required payments and for adjustments to invoiced amounts. Losses resulting from the inability of clients to make required payments are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenues. These allowances are established by using historical write-off or adjustment information intended to determine future loss expectations and by considering the current credit worthiness of our clients, any known specific collection problems, and our assessment of current industry conditions. Actual experience may differ significantly from historical or expected loss results. Each quarter, we evaluate the adequacy of the assumptions used in determining these allowances and make adjustments as necessary. Changes in estimates are recognized in the period in which they are determined. Historically, our estimates have been materially accurate.

As of December 31, 2020 and 2019, our allowance for expected credit losses totaled $9.5 million and $9.3 million, or approximately 7.1% and 6.8% of gross billed receivables at December 31, 2020 and 2019, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for expected credit losses changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.3 million, $1.4 million, and $1.4 million in 2020, 2019, and 2018, respectively.

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

In the annual impairment analysis of goodwill, we compare the carrying value of our reporting units, including goodwill, to the estimated fair values of those reporting units as determined by a combination of the income approach, specifically discounting future projected cash flows, and the market approach, specifically the Guideline Public Company Method, as described in more detail in Note 1, "Significant Accounting and Reporting Policies," of our accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We perform an interim impairment analysis of goodwill when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. The estimated fair values of our reporting units are based upon certain assumptions made by us. The estimated fair values of our reporting units are reconciled to the Company's total market capitalization, including an estimated implied control premium, as determined by its stock price in order to assist in evaluating the reasonableness of the estimated fair values of each of the reporting units.

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

During the first quarter of 2020, the Company identified a goodwill impairment indicator in its Crawford Claims Solutions reporting unit as a result of lower operating results and the overall decline in market conditions as a result of the COVID-19 pandemic. As a result, the Company recognized a goodwill impairment of $17.7 million, reducing the goodwill carrying value of Crawford Claims Solutions to $0 as of March 31, 2020.

During the fourth quarter of 2020, the Company performed the goodwill impairment testing on the remaining three reporting units. The estimated fair value of the Company's Crawford TPA Solutions, Global Technical Services and Contractor Connection reporting units exceed their carrying value by a significant margin. The Company intends to continue to monitor the performance of its reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units in 2020 range between 15.0% and 17.5%, reflecting our assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

The indefinite-lived intangible assets consisting of the Crawford TPA Solutions and SLS trade names, with carrying values of $29.1 million and $1.7 million, respectively, are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. SLS operates in the Crawford Claim Solutions segment within the U.K. Based on our 2020 analysis, we do not believe these trade names are impaired. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

The values of the Broadspire and SLS trade names are each sensitive to changes in the assumptions used above, however the estimated fair value of our Broadspire and SLS trade names exceed their carrying value. We will continue to monitor the value of these trade names for potential indicators of impairment.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. Certain other employees located in the Netherlands, Norway, Germany, and the Philippines have retirement benefits that are accounted for as defined benefit pension plans under GAAP. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S. Qualified Plan was frozen on December 31, 2002. Our U.K. Plans were closed to new employees as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. Qualified Plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. Qualified Plan after December 31, 2002. Benefits payable under the U.K. Plans are generally based on an employee's salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 8, "Retirement Plans," of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

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

The principal assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2020, the discount rate used to compute the benefit obligations of the U.S. and U.K. defined benefit pension plans were 2.38% and 1.60%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2021 net periodic pension cost are estimated to be 4.70% and 2.10% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2020, we revised the mortality assumptions for the U.S. plans to incorporate the new mortality tables issued by the Society of Actuaries, adjusted to reflect Company-specific experience and future expectations. This resulted in a $3.1 million decrease in the projected benefit obligation for the U.S. plans.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2020, we recorded a decrease to equity through other comprehensive income ("OCI") of $5.0 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2020. At December 31, 2019, we recorded an increase to equity through OCI of $1.0 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial gains during 2019. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $264.2 million through December 31, 2020, compared with $268.4 million through December 31, 2019. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense for 2021 includes $10.5 million of amortization of these actuarial losses versus $10.8 million in 2020, and $10.8 million in 2019.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.50%, representing either an increase or decrease in expected returns, the impact to 2020 consolidated pretax income would have been approximately $3.3 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, holding all other assumptions constant, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $21.5 million, and the impact to 2020 consolidated pretax income would have been approximately $0.3 million. Net periodic pension expense is also sensitive to mortality assumptions. If the life expectancy of pension plan participants in our U.S. Qualified Plan was to increase or decrease by one year compared to current assumptions, our pension obligations would have changed by $15.9 million and our annual pension cost would have changed by $0.7 million, respectively.

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2020, 2019, and 2018 was 30.7%, 59.7%, and 42.0%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $0.4 million, $0.2 million and $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. Our effective tax rate for financial reporting purposes is expected to range between 30% and 32% in 2021 before considering any discrete items and assuming no changes in tax law or policy in the material jurisdictions in which we operate.

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

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $16.6 million valuation allowance on certain net operating loss and tax credit carryforwards in our international and domestic operations. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to the Company. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

Our tax credit carryforwards primarily consist of $6.4 million of foreign tax credit ("FTC") carryforwards, of which $2.3 million expire in 2021. Companies that cannot credit all the foreign taxes paid or deemed paid in a particular tax year because their foreign taxes exceed their FTC limitation are allowed to carry their excess taxes back to the preceding tax year and then forward to the ten succeeding years. Utilization of our FTCs is dependent upon sufficient U.S. regular taxable income and foreign source income in the relevant foreign tax credit basket, which is impacted by the interaction of overall domestic and overall foreign loss rules. Based on our projections of income through 2021, we expect to fully utilize all but $2.0 million of the FTC carryforwards before expiration, for which a valuation allowance is recorded, after consideration of the Tax Act and the four sources of taxable income.

The NOL carryforwards for which a valuation allowance is not recorded primarily consists of $11.3 million of U.K. NOL carryforwards and $3.0 million of state NOL carryforwards generated by our domestic companies. In the U.K., NOL carryforwards have an unlimited life. Based on our evaluation of sources of taxable income, we expect to fully utilize the U.K. NOL carryforwards. Accordingly, we concluded that it was more likely than not that we should be able to utilize our U.K. NOL carryforwards.

In order to fully utilize these state NOL carryforwards, our domestic operations must generate taxable income prior to the expiration of the carryforwards. After consideration of the four sources of taxable income, we concluded that it was more likely than not that the Company should be able to utilize its state NOL carryforwards in the majority of jurisdictions before expiration. However, there were certain filing groups and jurisdictions that the Company does not expect to fully utilize its state NOL carryforwards before expiration. For those jurisdictions, we concluded that it was not more likely than not that the Company should be able to utilize its state NOL carryforwards and a valuation allowance was recorded. The valuation allowance against state NOL carryforwards was $2.2 million for the periods ended December 31, 2020 and 2019.

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

As of December 31, 2020 and 2019, our estimated liabilities for self-insured risks totaled $25.0 million and $26.8 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 0.39% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2020. If the average discount rate was reduced to 0.0% or increased by 1.0% to 1.39%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2020 would have been impacted by approximately $0.5 million, resulting in an equivalent increase or decrease to 2020 consolidated pretax income.

New Accounting Standards

See Note 1, "Significant Accounting and Reporting Policies," of our accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements including the dates, or expected dates of adoption, and effects, or expected effects, on our disclosures, results of operations, financial condition and cash flows.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in each of our operating segments were 41.9%, 43.4%, and 42.5% of consolidated revenues before reimbursements for 2020, 2019, and 2018, respectively. We do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries. The following table illustrates revenue as a percentage of total revenue for the major currencies of the geographic areas in which Crawford does business:

Year Ended December 31,		2020		2019
(in thousands, except percentages)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$570,822	58.1%	$569,205	56.6%
U.K.	GBP	128,545	13.1%	126,337	12.6%
Canada	CAD	89,163	9.1%	114,438	11.4%
Australia	AUD	73,081	7.4%	70,569	7.0%
Europe	EUR	54,122	5.5%	54,136	5.4%
Rest of World		66,759	6.8%	71,117	7.0%
Total Revenues, before reimbursements		$982,492		$1,005,802

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2020 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2020 by approximately $4.0 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, based on LIBOR or a Base Rate (as defined), at our option. The Credit Facility defines LIBOR to encompass accepted alternative reference rates for certain currencies where a LIBOR rate is no longer quoted. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2020 and December 31, 2019, if market interest rates had increased or decreased an average of 100 basis points our pretax interest expense would have changed by $1.1 million and $1.8 million in 2020 and 2019, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations, holding all other assumptions constant, of our U.S. and U.K. defined benefit pension plans would have changed by approximately $21.5 million at December 31, 2020. The impact of this change to 2020 consolidated pretax income would have been approximately $0.3 million.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

Year Ended December 31,	2020	2019	2018
Revenues from Services:
Revenues before reimbursements	$982,492	$1,005,802	$1,070,971
Reimbursements	33,703	41,825	52,008
Total Revenues	1,016,195	1,047,627	1,122,979
Costs and Expenses:
Costs of services provided, before reimbursements	703,617	710,948	755,997
Reimbursements	33,703	41,825	52,008
Total costs of services	737,320	752,773	808,005
Selling, general, and administrative expenses	218,952	227,170	242,421
Corporate interest expense, net of interest income of $264, $745 and $1,290, respectively	7,923	10,774	10,109
Goodwill and intangible asset impairments	17,674	17,484	1,056
Arbitration and claim settlements	—	12,552	—
Restructuring and other costs, net	8,133	—	—
(Gain) loss on disposition of businesses, net	(13,763)	—	20,270
Total Costs and Expenses	976,239	1,020,753	1,081,861
Other (Expense) Gain	(868)	(3,237)	3,013
Income Before Income Taxes	39,088	23,637	44,131
Provision for Income Taxes	12,013	14,111	18,542
Net Income	27,075	9,526	25,589
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	1,221	2,959	389
Net Income Attributable to Shareholders of Crawford & Company	$28,296	$12,485	$25,978
Earnings Per Share - Basic:
Class A Common Stock	$0.54	$0.27	$0.51
Class B Common Stock	$0.52	$0.19	$0.43
Earnings Per Share - Diluted:
Class A Common Stock	$0.54	$0.26	$0.50
Class B Common Stock	$0.52	$0.19	$0.42
Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,605	30,637	30,805
Class B Common Stock	22,527	22,975	24,449
Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,857	31,090	31,434
Class B Common Stock	22,527	22,975	24,449
Cash Dividends Per Share:
Class A Common Stock	$0.19	$0.28	$0.28
Class B Common Stock	$0.17	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

Year Ended December 31,	2020	2019	2018
Net Income	$27,075	$9,526	$25,589
Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss), net of tax benefit of $0, $0 and $0, respectively	4,281	(180)	(10,830)
Amounts reclassified into net income for defined benefit pension plans, net of tax provision of $2,693, $2,682 and $2,686, respectively	7,959	8,002	8,076
Net unrealized (loss) gain on defined benefit plans arising during the year, net of tax benefit (provision) of $1,655, ($649), and $5,333, respectively	(4,966)	1,036	(18,014)
Other Comprehensive Income (Loss)	7,274	8,858	(20,768)
Comprehensive Income	34,349	18,384	4,821
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	1,535	3,641	1,187
Comprehensive Income Attributable to Shareholders of Crawford & Company	$35,884	$22,025	$6,008

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

December 31,	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$44,656	$51,802
Accounts receivable, less allowance for expected credit losses of $9,464 and $9,348, respectively	123,060	128,217
Unbilled revenues, at estimated billable amounts	103,528	103,894
Income taxes receivable	1,269	7,820
Prepaid expenses and other current assets	29,490	23,476
Total Current Assets	302,003	315,209
Net Property and Equipment	36,402	31,425
Other Assets:
Operating lease right-of-use asset, net	109,315	102,354
Goodwill	66,537	80,642
Intangible assets arising from business acquisitions, net	71,176	75,083
Capitalized software costs, net	71,021	66,445
Deferred income tax assets	25,595	17,971
Other noncurrent assets	70,935	70,884
Total Other Assets	414,579	413,379
TOTAL ASSETS	$752,984	$760,013

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

December 31,	2020	2019
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$1,837	$28,546
Accounts payable	41,544	34,377
Accrued compensation and related costs	81,848	68,499
Self-insured risks	11,390	11,311
Income taxes payable	5,822	3,030
Operating lease liability	32,745	30,765
Other accrued liabilities	40,375	31,449
Deferred revenues	27,233	28,288
Total Current Liabilities	242,794	236,265
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	111,758	148,408
Deferred revenues	24,136	24,080
Accrued pension liabilities	53,886	65,909
Operating lease liability	93,228	87,064
Other noncurrent liabilities	40,254	33,410
Total Noncurrent Liabilities	323,262	358,871
Redeemable Noncontrolling Interests	—	2,310
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 30,847 and 30,610 shares issued and outstanding, respectively	30,847	30,610
Class B common stock, $1.00 par value, 50,000 shares authorized; 22,510 and 22,671 shares issued and outstanding, respectively	22,510	22,671
Additional paid-in capital	67,193	63,392
Retained earnings	265,245	249,551
Accumulated other comprehensive loss	(198,856)	(206,907)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	186,939	159,317
Noncontrolling interests	(11)	3,250
Total Shareholders' Investment	186,928	162,567
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$752,984	$760,013

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year Ended December 31,	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$27,075	$9,526	$25,589
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	40,111	40,513	44,079
Goodwill and intangible asset impairments	17,674	17,484	1,056
Deferred income taxes	(9,005)	3,040	7,947
(Gain) loss on disposition of businesses, net	(13,763)	—	20,270
Stock-based compensation costs	4,384	4,109	6,196
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	5,063	5,922	7,844
Unbilled revenues, net	(3,762)	5,302	(18,588)
Accrued or prepaid income taxes	9,311	(5,985)	2,270
Accounts payable and accrued liabilities	31,775	(6,946)	(8,952)
Deferred revenues	(1,074)	(281)	(4,969)
Accrued retirement costs	(10,790)	3,387	(25,896)
Prepaid expenses and other operating activities	(3,821)	(855)	(4,427)
Net cash provided by operating activities	93,178	75,216	52,419
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(14,226)	(8,688)	(14,052)
Capitalization of computer software costs	(23,154)	(12,436)	(15,968)
Cash proceeds from disposition of business line	19,968	—	39,187
Payments for business acquisitions, net of cash acquired	(9,983)	(2,296)	(2,500)
Other investing activities	358	—	(218)
Net cash (used in) provided by investing activities	(27,037)	(23,420)	6,449
Cash Flows from Financing Activities:
Cash dividends paid	(9,645)	(13,171)	(13,528)
Payments related to shares received for withholding taxes under stock-based compensation plans	(476)	(827)	(1,110)
Proceeds from shares purchased under employee stock-based compensation plans	811	2,104	1,387
Repurchases of common stock	(2,666)	(26,210)	(10,409)
Payments for equity investments	(602)	—	—
Increases in short-term and revolving credit facility borrowings	108,142	66,197	101,428
Payments on short-term and revolving credit facility borrowings	(169,675)	(80,948)	(135,433)
Payments on finance lease obligations	(62)	(93)	(477)
Capitalized loan costs	—	—	(23)
Dividends paid to noncontrolling interests	(196)	(458)	(574)
Net cash used in financing activities	(74,369)	(53,406)	(58,739)
Effects of exchange rate changes on cash and cash equivalents	1,082	293	(1,021)
Decrease in Cash and Cash Equivalents	(7,146)	(1,317)	(892)
Cash and Cash Equivalents at Beginning of Year	51,802	53,119	54,011
Cash and Cash Equivalents at End of Year	$44,656	$51,802	$53,119

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(In thousands)

	Common Stock					Shareholders'
	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Investment Attributable to Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at December 31, 2017	$31,439	$24,502	$53,170	$269,686	$(196,477)	$182,320	$4,644	$186,964
Net income (1)	—	—	—	25,978	—	25,978	886	26,864
Other comprehensive loss	—	—	—	—	(19,970)	(19,970)	(798)	(20,768)
Cash dividends paid (Class A - $0.28 per share, Class B - $0.20 per share)	—	—	—	(13,528)	—	(13,528)	—	(13,528)
Stock-based compensation	—	—	6,196	—	—	6,196	—	6,196
Repurchases of common stock	(1,144)	(94)	—	(9,171)	—	(10,409)	—	(10,409)
Shares issued in connection with stock-based compensation plans, net	632	—	(355)	642	—	919	—	919
Decrease in value of noncontrolling interest due to acquisition	—	—	(218)	—	—	(218)	—	(218)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(574)	(574)
Balance at December 31, 2018	30,927	24,408	58,793	273,607	(216,447)	171,288	4,158	175,446
Net income (1)	—	—	—	12,485	—	12,485	232	12,717
Other comprehensive income (loss)	—	—	—	—	9,540	9,540	(682)	8,858
Cash dividends paid (Class A - $0.28 per share, Class B - $0.20 per share)	—	—	—	(13,171)	—	(13,171)	—	(13,171)
Stock-based compensation	—	—	4,109	—	—	4,109	—	4,109
Repurchases of common stock	(1,103)	(1,737)	—	(23,370)	—	(26,210)	—	(26,210)
Shares issued in connection with stock-based compensation plans, net	786	—	490	—	—	1,276	—	1,276
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(458)	(458)
Balance at December 31, 2019	30,610	22,671	63,392	249,551	(206,907)	159,317	3,250	162,567
Net income (1)	—	—	—	28,296	—	28,296	1,037	29,333
Other comprehensive income (loss)	—	—	—	—	7,588	7,588	(314)	7,274
Cash dividends paid (Class A - $0.19 per share, Class B - $0.17 per share)	—	—	—	(9,645)	—	(9,645)		(9,645)
Stock-based compensation	—	—	4,384	—	—	4,384	—	4,384
Repurchases of common stock	(155)	(161)	—	(2,350)	—	(2,666)	—	(2,666)
Shares issued in connection with stock-based compensation plans, net	392	—	(57)	—	—	335	—	335
Decrease in value of noncontrolling interest due to acquisition	—	—	(526)	—	576	50	(151)	(101)
Increase in value of noncontrolling interest due to disposition	—	—	—	—	(113)	(113)	(3,637)	(3,750)
Adoption of Topic 326	—	—	—	(607)	—	(607)	—	(607)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Balance at December 31, 2020	$30,847	$22,510	$67,193	$265,245	$(198,856)	$186,939	$(11)	$186,928

The accompanying notes are an integral part of these consolidated financial statements.

(1)

The total net income presented in the consolidated statement of shareholders' investment for the years ended December 31, 2018, December 31, 2019 and December 31, 2020 excludes $1,275, $3,191 and $2,258 respectively, in net loss attributable to the redeemable noncontrolling interests.

Notes to Consolidated Financial Statements

1.	Significant Accounting and Reporting Policies

Nature of Operations

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries. Shares of the Company's two classes of common stock are traded on the New York Stock Exchange ("NYSE") under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. The Company's website is www.crawco.com. The information contained on, or hyperlinked from, the Company's website is not a part of, and is not incorporated by reference into, this report.

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2020, 2019, and 2018 consolidated financial statements include the financial position of such operations as of October 31, 2020 and 2019, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2020, 2019, and 2018, respectively.

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

The Company sold its 51% interest in Lloyd Warwick International Limited ("LWI") to a third party in June 2020. Prior to the sale, LWI was considered a VIE of the Company. As the primary beneficiary of LWI, the Company consolidated the results of LWI because of its controlling ownership interest and because Crawford had the obligation to absorb LWI's losses through the additional financial support that Crawford may be obligated to provide. As a result of the sale, LWI is no longer considered a VIE of the Company, and the Company no longer consolidates the results of LWI nor is obligated to provide financial support to LWI. See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements for further discussion related to the sale of the Company’s interest in LWI.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2020 and 2019, the liabilities of this deferred compensation plan were $7,961,000 and $8,428,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $16,323,000 and $16,527,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company has not applied for governmental loans from the CARES Act or any other governmental programs to support the Company’s U.S. operations. The Company is taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits.

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in the second, third and fourth quarters of 2020. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense. In 2020, the Company recognized $13.8 million as a reduction of compensation expense as a result of this subsidy.

Prior Year Reclassifications

Periodically, certain prior year segment information may be reclassified to conform to the current year presentation. There were no such reclassifications in the current year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2020, cash and cash equivalents included time deposits of approximately $1,473,000 that were in financial institutions outside the U.S.

Accounts Receivable and Allowance for Expected Credit Losses

The Company extends credit based on an evaluation of a client's financial condition and, generally, collateral is not required. Accounts receivable are typically due upon receipt of the invoice and are stated on the Company's Consolidated Balance Sheets at amounts due from clients net of an estimated allowance for expected credit losses. Accounts outstanding longer than the contractual payment terms are considered past due. The fair value of accounts receivable approximates book value due to their short-term contractual stipulations.

The Company maintains an allowance for expected credit losses resulting primarily from the inability of clients to make required payments. Such losses are accounted for as bad debt expense, while adjustments to invoices are accounted for as reductions to revenue. These allowances are established using historical write-off or adjustment information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries.

A summary of the activities in the allowance for expected credit losses for the years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
	(In thousands)
Allowance for expected credit losses, January 1	$9,348	$9,625	$12,588
Add/ (Deduct):
Adoption of Topic 326	(464)	—	—
Provision for bad debt expense	1,504	1,588	2,709
Write-offs, net of recoveries	(908)	(81)	(3,695)
Adjustments for business acquisitions and dispositions	(111)	—	(1,612)
Currency translation and other changes	95	(1,784)	(365)
Allowance for expected credit losses, December 31	$9,464	$9,348	$9,625

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

During the first quarter of 2020, the Company identified a goodwill impairment indicator in its Crawford Claims Solutions reporting unit as a result of lower operating results and the overall decline in market conditions as a result of the COVID-19 pandemic. As a result, the Company recognized a goodwill impairment of $17.7 million, reducing the goodwill carrying value of Crawford Claims Solutions to $0 as of March 31, 2020.

During the fourth quarter of 2020, the Company performed the goodwill impairment testing on the remaining reporting units. The estimated fair value of the Company's Crawford TPA Solutions, Global Technical Services and Contractor Connection reporting units exceed their carrying value by a significant margin. The Company intends to continue to monitor the performance of its reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units in 2020 range between 15.0% and 17.5%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Buildings and improvements	7-40 years

Property and equipment, including assets under finance leases, consisted of the following at December 31, 2020 and 2019:

December 31,	2020	2019
	(In thousands)
Land	$338	$331
Buildings and improvements	32,087	28,840
Furniture and fixtures	28,264	29,898
Data processing equipment	64,781	57,574
Automobiles	314	236
Total property and equipment	125,784	116,879
Less accumulated depreciation	(89,382)	(85,454)
Net property and equipment	$36,402	$31,425

Depreciation on property and equipment, including property under finance leases and amortization of leasehold improvements, was $11,750,000, $11,363,000, and $12,862,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Capitalized Software

Capitalized software costs reflect costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software development, purchases and related services. These capitalized software costs are typically amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $16,709,000, $17,873,000, and $20,066,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers' compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S. Provisions for claims under the self-insured programs are made based on the Company's estimates of the aggregate liabilities for claims incurred, including estimated legal fees, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The Company believes its provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. The estimated liabilities for claims incurred under the Company's self-insured workers' compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2020 and 2019, accrued liabilities for self-insured risks totaled $25,004,000 and $26,838,000, respectively, including current liabilities of $11,390,000 and $11,311,000, respectively. The noncurrent liabilities are included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets.

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

In 2017, the Company estimated the impact of the Tax Cuts and Jobs Act (the "Tax Act") incorporating assumptions made based upon its current interpretation of the Tax Act and included them in its consolidated financial statements for the year ended December 31, 2017. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized provisional tax impacts related to a one-time U.S. tax liability on those earnings a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”) and revaluation of domestic deferred tax balances, and included those amounts in its consolidated financial statements for the year ended December 31, 2017. In the period ended December 31, 2018, the Company completed its accounting for the Tax Act in accordance with SAB 118. As a result, the Company recorded additional income tax expense of $3,583,000. This expense consisted of substantially all of the $6,977,000 valuation allowance established against foreign tax credits and $102,000 for the revaluation of deferred taxes, net of $3,496,000 of Transition Tax release of uncertain tax positions and adjustments. In 2018, the Company completed the accounting for the Tax Act within the one year measurement period, as allowed under SAB 118.

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

Foreign Currency

Foreign currency transactions for the years ended December 31, 2020 and 2019 resulted in net losses of $219,000 and $243,000, respectively. Foreign currency transactions for the year ended December 31, 2018 resulted in a net gain of $73,000.

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

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $990,000, $2,394,000, and $3,572,000, respectively, for the years ended December 31, 2020, 2019, and 2018. As several conventions were cancelled as a result of the COVID-19 pandemic, the Company’s advertising costs decreased in 2020.

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

The Company has included assumptions related to expected credit losses from the impact of the COVID-19 pandemic in its results of operations for the year ended December 31, 2020.

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

2.Revenue Recognition

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

The following table presents Crawford Claims Solutions revenues before reimbursements disaggregated by geography for the years ended December 31, 2020 and 2019. The Company considers all Crawford Claims Solutions revenues to be derived from one service line.

	(In thousands)
Year Ended December 31,	2020	2019
U.S.	$166,441	$136,524
U.K.	65,855	63,715
Canada	34,020	47,712
Australia	47,481	45,417
Europe	28,298	28,915
Rest of World	14,352	17,554
Total Crawford Claims Solutions Revenues before Reimbursements	$356,447	$339,837

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

The Medical Management service line offers case managers who provide administration services by proactively managing medical treatment for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for Medical Management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services are transferred to the customer. Medical Management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. This method of revenue recognition is the most accurate depiction of the transfer of the Medical Management service to the customer. Medical Management services also includes medical bill review services, which provide an analysis of medical charges for clients’ claims to identify opportunities for savings. Medical bill review services revenues are recognized over time as control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer.

The following table presents Crawford TPA Solutions revenues before reimbursements disaggregated by service line and geography for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020			Year Ended December 31, 2019
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$143,940	$149,506	$293,446	$144,985	$170,256	$315,241
U.K.	10,866	—	10,866	11,254	—	11,254
Canada	25,911	—	25,911	33,234	—	33,234
Europe and Rest of World	34,760	—	34,760	34,127	—	34,127
Total Crawford TPA Solutions Revenues before Reimbursements	$215,477	$149,506	$364,983	$223,600	$170,256	$393,856

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

The following table presents Crawford Specialty Solutions revenues before reimbursements disaggregated by service line and geography for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020			Year Ended December 31, 2019
(in thousands)	Global Technical Services	Contractor Connection	Total	Global Technical Services	Contractor Connection	Total
U.S.	$39,930	$71,005	$110,935	$40,526	$76,914	$117,440
U.K.	45,212	6,612	51,824	45,803	5,565	51,368
Canada	23,066	6,166	29,232	25,981	7,511	33,492
Australia	21,927	929	22,856	22,273	792	23,065
Europe	20,680	48	20,728	20,540	10	20,550
Rest of World	25,487	—	25,487	26,194	—	26,194
Total Crawford Specialty Solutions Revenues before Reimbursements	$176,302	$84,760	$261,062	$181,317	$90,792	$272,109

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

Arrangements with Multiple Performance Obligations

For claims management services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company sells multiple types of claims processing and different levels of processing depending on the complexity of the claims. The Company typically provides a menu of offerings from which the customer chooses to purchase at their option. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is consistent for each service irrespective of the other services or quantities requested by the customer. For example, if the Company provides claims processing for both auto and general liability, those services are priced and delivered independently.

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

The table below presents the deferred revenues balance as of January 1, 2020 and the significant activity affecting deferred revenues during the year ended December 31, 2020:

(In Thousands)
Customer Contract Liabilities:	Deferred Revenue
Balance at January 1, 2020	$52,368
Annual additions	76,379
Revenue recognized from prior periods	(34,943)
Revenue recognized from current year additions	(42,435)
Balance as of December 31, 2020	$51,369

Remaining Performance Obligations

As of December 31, 2020, the Company had $88,917,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

On June 12, 2020, the Company sold its 51% interest in Lloyd Warwick International (“LWI”) to a third party for cash proceeds of $19,600,000 and payment of $3,600,000 to settle intercompany indebtedness. The Company recognized an additional $700,000 related to net working capital adjustments under the terms of the acquisition agreement, which increased the purchase price to $20,300,000. The Company recognized a total gain of $14,700,000 ($11,700,000 net of tax) on the disposition for the year ended December 31, 2020.

Acquisitions

On July 21, 2020, the Company acquired the remaining 15% membership interests of WeGoLook, LLC for $310,000. The Company accounted for this subsequent acquisition as an equity transaction in accordance with ASC 810-10, “Consolidation”. The non-compete agreements with the former minority members were terminated under the terms of the purchase agreement. As a result, the Company recognized $1,100,000 of accelerated amortization on the non-compete agreement in 2020.

On October 1, 2020, the Company acquired most of the remaining 85% equity interests in Crawford Carvallo and its subsidiaries. Crawford Carvallo is a leading provider of loss adjusting, claims management solutions and legal services in Chile. The Company held a 15% interest in Crawford Carvallo prior to this acquisition.

The purchase price includes an initial cash payment of $11,600,000 and a maximum of $11,700,000 payable over the next six years based on achieving certain EBITDA performance goals as set forth in the purchase agreement. Net tangible assets acquired totaled $15,120,000, including $1,599,000 of cash. The difference between the aggregate fair value of total purchase considerations and the previously held noncontrolling interest, and the net tangible assets acquired represents definite-lived intangible assets, goodwill, and noncontrolling interest. The acquisition was funded primarily through additional borrowings under the Company's credit facility.

The preliminary valuation of the assets acquired and liabilities assumed for Crawford Carvallo is as follows:

(in thousands)	Opening Balance Sheet, Adjusted as of December 31, 2020

Assets
Cash and cash equivalents	$1,599
Accounts receivable, net	3,662
Unbilled revenue, at estimated billable amounts	2,930
Prepaid expenses and other current assets	3,613
Property and equipment, net	828
Purchased software, net	459
Operating lease right-of-use-asset, net	8,743
Goodwill	5,501
Intangible assets	7,600
Other noncurrent assets	277
Total Assets	35,212

Liabilities
Accounts payable	1,014
Accrued expenses	3,870
Tax liability	662
Lease liabilities	8,743
Long-term debt and other liabilities	5,803
Total Liabilities	20,092
Net Assets Acquired, Before Noncontrolling Interests	15,120
Noncontrolling interest	489
Net Assets Acquired, After Noncontrolling Interests	$14,631

Intangible assets acquired include customer relationships, trademarks, internally developed software and non-compete agreements. The intangibles acquired are made up of customer relationships of $4,400,000 being amortized over an estimated life of 15 years, and the remaining assets listed above are being amortized over 10 years. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes. The financial results of certain of the Company’s international subsidiaries, including Crawford Carvallo, are included in the Company’s consolidated financial statements on a two-month delayed basis. For the year ended December 31, 2020, Crawford Carvallo reported revenue of $2,214,000 in the Company's consolidated revenues before reimbursements. The results of Crawford Carvallo are reported in Crawford Specialty Solutions and Crawford TPA Solutions segments. For the year ended December 31, 2020, Crawford Carvallo’s contribution to the Company's earnings and earnings per share were not material and as such, no pro forma financial information is required to be presented.

During the year ended December 31, 2019, the Company acquired a Global Technical Services business in Europe for total consideration of approximately $2,431,000 which is comprised of $1,519,000 paid at closing, net of cash acquired of $135,000, $234,000 to be paid in one year, $351,000 to be paid in three years and contingent earnout consideration of $327,000. The acquisition was accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. As a result of the acquisition, the Company recognized definite lived intangible assets of $951,000 and goodwill of $1,164,000. The results of the acquisition is reported within the Company's Crawford Specialty Solutions operating segment.

During the year ended December 31, 2018, the Company acquired two separate Global Technical Services businesses in Canada for total consideration of approximately $3,400,000 which is comprised of $2,500,000 paid at closing, net of cash acquired of $134,000, $348,000 to be paid in one year and contingent earnout consideration of $377,000. The acquisitions were accounted for under the guidance of ASC 805-10, as business combinations under the acquisition method. As a result of the acquisitions, the Company recognized net tangible assets of $462,000, net of both the deferred payment and contingent earnout, definite lived intangible assets of $1,094,000, goodwill of $1,296,000 and deferred taxes of $202,000. The results of the acquisitions are reported within the Company's Crawford Specialty Solutions operating segment.

4.Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019:

	Crawford Claims Solutions	Crawford TPA Solutions	Crawford Specialty Solutions	Total
	(In thousands)
Balance at December 31, 2018:
Goodwill	$55,553	$168,730	$73,621	$297,904
Accumulated impairment losses	(20,407)	(159,424)	(21,183)	$(201,014)
Net goodwill	35,146	9,306	52,438	96,890
2019 Activity:
Goodwill of acquired businesses	—	—	1,164	1,164
Impairment of goodwill	(17,484)	—	—	(17,484)
Foreign currency effects	6	4	62	72
Balance at December 31, 2019:
Goodwill	55,559	168,734	74,847	299,140
Accumulated impairment losses	(37,891)	(159,424)	(21,183)	(218,498)
Net goodwill	17,668	9,310	53,664	80,642
2020 Activity:
Goodwill of acquired businesses	—	2,857	2,644	5,501
Impairment of goodwill	(17,674)	—	—	(17,674)
Goodwill of disposed business	—	—	(1,990)	(1,990)
Foreign currency effects	6	12	40	58
Balance at December 31, 2020:
Goodwill	55,565	171,603	75,541	302,709
Accumulated impairment losses	(55,565)	(159,424)	(21,183)	(236,172)
Net goodwill	$—	$12,179	$54,358	$66,537

The Company recognized a non-cash goodwill impairment charge in 2020 totaling $17,674,000 related to the valuation of its Crawford Claims Solutions reporting unit. The Company recognized a non-cash goodwill impairment in the Crawford Claims

Solution reporting unit of $17,484,000 during the year ended December 31, 2019. There were no goodwill impairment charges in 2018. These impairment charges did not affect the Company's liquidity and had no effect on the Company's compliance with the financial covenants under its Credit Facility.

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2020 and 2019:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period
	(In thousands, except years)
December 31, 2020:
Customer relationships	$131,948	$(101,319)	$30,629	3.3 years
Technology-based	18,183	(10,174)	$8,009	6.5 years
Trade name	3,123	(1,737)	$1,386	6.0 years
Other	5,794	(5,489)	$305	10.1 years
Total	$159,048	$(118,719)	$40,329	6.7 years
December 31, 2019:
Customer relationships	$127,362	$(92,354)	$35,008	4.0 years
Technology-based	16,562	(9,108)	7,454	7.0 years
Trade name	1,795	(1,636)	159	1.7 years
Other	5,485	(3,869)	1,616	1.8 years
Total	$151,204	$(106,967)	$44,237	3.8 years

Amortization of finite-lived intangible assets was $11,653,000, $11,277,000, and $11,152,000 for the years ended December 31, 2020, 2019, and 2018, respectively. These amortization expenses were excluded from segment operating earnings (see Note 13, "Segment and Geographic Information"). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 15 years.

At December 31, 2020, annual estimated aggregate amortization expense for intangible assets subject to amortization for the next five years is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2021	$9,678
2022	4,711
2023	4,614
2024	4,152
2025	4,050

The following is a summary of indefinite-lived intangible assets at December 31, 2020 and 2019:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2020:
Trade names	$32,503	$(1,656)	$30,847
December 31, 2019:
Trade names	$32,502	$(1,656)	$30,846

5.	Short-Term and Long-Term Debt, Including Finance Leases

Long-term debt consisted of the following at December 31, 2020 and 2019:

December 31,	2020	2019
	(In thousands)
Credit Facility	$112,855	$176,877
Finance lease and other obligations	740	77
Total long-term debt and finance leases	113,595	176,954
Less: portion of Credit Facility classified as short-term	(1,570)	(28,531)
Less: current installments of finance leases and other obligations	(267)	(15)
Total long-term debt and finance leases, less current installments	$111,758	$148,408

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

On September 18, 2020, the Company amended the Credit Facility. Pursuant to this amendment, (a) the Company is permitted to make, in addition to the other investments permitted under the Credit Facility prior to the amendment, investments of an unrestricted nature up to the aggregate outstanding amount not to exceed $5,000,000 at any time and (b) the terms of LIBOR replacement when that benchmark is no longer available have been modified.

The Credit Facility under the Amended and Restated Credit Agreement consists of a $450,000,000 revolving credit facility, with a letter of credit subcommitment of $100,000,000. The Credit Facility contains sublimits of $185,000,000 for borrowings by the UK Borrower, $75,000,000 for borrowings by the Canadian Borrower, and $32,500,000 for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 23, 2022.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or the United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or the London Interbank Offered Rate ("LIBOR"), in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on LIBOR only. The Credit Facility defines LIBOR to encompass accepted alternative reference rates for certain currencies where a LIBOR rate is no longer quoted. The interest margin for LIBOR loans ranges from 1.30% to 2.10% and for Base Rate loans ranges from 0.30% to 1.10%. Base Rate is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of Wells Fargo and (iii) LIBOR for a one month interest period plus 1.0%.

At December 31, 2020, a total of $112,855,000 was outstanding and there was an undrawn amount of $11,512,000 under the letters of credit subcommitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subcommitment, the available borrowing capacity under the Credit Facility totaled $325,653,000 at December 31, 2020.

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

Under the Credit Facility as amended, the senior secured leverage ratio, defined as the ratio of (i) consolidated total funded debt (excluding unsecured or subordinated debt) minus unrestricted cash to (ii) consolidated EBITDA, must not be greater than 3.25 to 1.00 at the end of each fiscal quarter. In addition, the maximum permitted total leverage ratio allowable at the end of each quarter, which includes any unsecured or subordinated debt, must not be greater than 4.25 to 1.00.

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

At December 31, 2020, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $1,570,000 and $28,531,000 at December 31, 2020 and 2019, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2020 in 2021.

The Company's finance leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $8,187,000, $11,519,000, and $11,399,000 for the years ended December 31, 2020, 2019, and 2018, respectively. Interest paid on the Company's short-term and long-term borrowings was $7,152,000, $10,470,000, and $10,381,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Principal repayments of long-term debt, including current portions, finance leases and other obligations, as of December 31, 2020 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

	Long-term Debt	Finance Lease and Other Obligations	Total
Year Ending December 31,	(In thousands)
2021	$1,570	$267	$1,837
2022	111,285	239	111,524
2023	—	164	164
2024	—	47	47
2025	—	23	23
Total	$112,855	$740	$113,595

6.	Lease Commitments

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

The Company, as sublessor, subleases certain office space which mostly consists of a two-building office complex in Plantation, Florida in which the terms of the primary lease and the related subleases end in December 2021. Under each of the executed sublease arrangements, the sublessees are obligated to pay the Company sublease payments of $4,180,000 in 2021 and $110,000 in 2022.

The Company's finance leases are not material as of the year ended December 31, 2020 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	December 31, 2020	December 31, 2019
Assets:
Operating lease	Operating lease right-of-use assets, net	$109,315	$102,354
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	32,745	30,765
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	93,228	87,064
Total operating lease liabilities		$125,973	$117,829

Weighted-Average Remaining Lease Term		6.30 years	5.72 years
Weighted-Average Discount Rate (1)		5.3%	5.4%
(1)	Upon adoption of Topic 842, discount rates used for existing leases were established at the transition date of January 1, 2019.

The components of operating lease costs within the Company's Consolidated Statements of Operations consisted of the following:

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$38,242	$37,824
Variable lease cost	8,037	7,948
Sublease income	4,090	4,163

Supplemental cash flow information related to operating leases were as follows:

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$37,091	$38,906

Right-of-use assets obtained in exchange for lease obligations (1)	$40,535	$30,056

(1)	The year ended December 31, 2019 amount excludes $122,300,000 of right-of-use assets recognized upon adoption of Topic 842.

Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	December 31, 2020
2021	$37,976
2022	25,214
2023	17,686
2024	14,496
2025	11,770
Thereafter	41,624
Total undiscounted lease payments	148,766
Less imputed interest	(22,793)
Present value of future lease payments	$125,973

The Company has entered into operating lease agreements that have not yet commenced as of December 31, 2020 with legally binding minimum lease payments of $2,370,000. The leases are expected to commence during the three months ended March 31, 2021, and have lease terms between 5 years and 10 years.
7.	Income Taxes

Income before income taxes consisted of the following:

Year Ended December 31,	2020	2019	2018
	(In thousands)
U.S.	$(1,029)	$(1,472)	$4,634
Foreign	40,117	25,109	39,497
Income before income taxes	$39,088	$23,637	$44,131

The provision for income taxes consisted of the following:

Year Ended December 31,	2020	2019	2018
	(In thousands)
Current:
U.S. federal and state	$12,561	$1,546	$1,065
Foreign	8,457	9,525	9,530
Deferred:
U.S. federal and state	(8,870)	1,643	4,051
Foreign	(135)	1,397	3,896
Provision for income taxes	$12,013	$14,111	$18,542

Net cash payments for income taxes were $12,216,000, $16,996,000, and $8,168,000 in 2020, 2019, and 2018, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 21% in 2020, 2019, and 2018, as follows:

Year Ended December 31,	2020	2019	2018
	(In thousands)
Federal income taxes at statutory rate	$8,208	$4,964	$9,267
State income taxes, net of federal benefit	325	505	2,685
Goodwill impairment	2,322	1,883	—
Foreign taxes	3,328	2,276	2,150
Change in valuation allowance	(374)	3,919	9,540
Research and development credits	(1,001)	(626)	(273)
Foreign tax credits	(1,150)	(283)	(429)
Nondeductible meals and entertainment	377	724	782
US tax reform - revaluation of deferred taxes	—	—	102
US tax reform - transition tax, net of credits	—	—	(3,496)
Change in permanent reinvestment assertion	776	—	(1,792)
Disposals and liquidations of businesses	(935)	—	—
Global intangible low-tax income, net of credits	(54)	892	454
Foreign-derived intangible income deduction	(115)	(315)	(323)
Tax rate changes	(359)	486	(392)
Other	665	(314)	267
Provision for income taxes	$12,013	$14,111	$18,542

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

The Company's effective income tax rate in 2020 was impacted by goodwill impairment charges, disposals and liquidations of businesses, and deferred taxes attributable to undistributed foreign earnings that are no longer permanently reinvested. The Company's effective income tax rate in 2019 was impacted by goodwill impairment charges, arbitration and claim settlements, and valuation allowance establishment on certain state net operating losses. The Company's effective income tax rate in 2018 was impacted by a valuation allowance on certain Foreign Tax Credits, the Tax Cuts and Jobs Act in the U.S. (the "Tax Act"), and one-time income tax planning activities.

During 2018, the Company completed its accounting for the Tax Act in accordance with SAB 118. As a result, the Company recorded additional income tax expense of $3,583,000. This expense consisted of substantially all of the $6,977,000 valuation allowance established against foreign tax credits and $102,000 for the revaluation of deferred taxes, net of $3,496,000 of Transition Tax release of uncertain tax positions and adjustments.

During 2020, the Company released its permanent reinvestment position on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. Beyond these earnings we have not changed the reinvestment assertion on our undistributed earnings or other outside basis differences of our remaining foreign subsidiaries. Excluding the change in position for certain foreign operations, no additional income or withholding taxes have been provided for indefinitely reinvested undistributed foreign earnings, other than those subject to the Transition Tax nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We have estimated that we have book over tax basis differences of approximately $89,510,000. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

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

Deferred income taxes consisted of the following at December 31, 2020 and 2019:

	2020	2019
	(In thousands)
Accounts receivable allowance	$1,019	$1,163
Accrued compensation	14,655	9,553
Accrued pension liabilities	4,950	9,116
Self-insured risks	5,746	4,301
Deferred revenues	5,376	4,249
Interest	2,419	5,399
Tax credit carryforwards	7,090	11,634
Loss carryforwards	22,805	25,523
Lease liability	31,435	29,785
Other	2,158	3,436
Gross deferred income tax assets	97,653	104,159
Unbilled revenues	5,311	6,522
Repatriated earnings	776	—
Depreciation and amortization	23,474	28,025
Lease right-of-use asset	27,513	25,865
Gross deferred income tax liabilities	57,074	60,412
Net deferred income tax assets before valuation allowance	40,579	43,747
Valuation allowance	(16,579)	(28,128)
Net deferred income tax assets	$24,000	$15,619
Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term deferred income tax assets included in "Deferred income tax assets"	25,595	17,971
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(1,595)	(2,352)
Net deferred income tax assets	$24,000	$15,619

At December 31, 2020, the Company had deferred tax assets related to loss carryforwards of $23,033,000, before netting of unrecognized tax benefits of $228,000. An estimated $15,936,000 of the deferred tax assets will not expire, and $7,097,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2020, 2019, and 2018.

	2020	2019	2018
	(In thousands)
Balance, beginning of year	$28,128	$25,864	$18,829
Other changes	(11,549)	2,264	7,035
Balance, end of year	$16,579	$28,128	$25,864

Changes to the valuation allowance for the year ended December 31, 2020 were primarily due to anticipated expiration of certain foreign tax credits after consideration of the four sources of taxable income and disposals and liquidations of businesses, net of losses in certain of the Company’s international operations. Changes to the valuation allowance for the year ended December 31, 2019 were primarily due to anticipated expiration of certain state NOLs after consideration of the four sources of taxable income and losses in certain of the Company’s international operations. Changes to the valuation allowance for the year ended December 31, 2018 were primarily due to anticipated expiration of foreign tax credits after consideration of the Tax Act and the four sources of taxable income and losses in certain of the Company’s international and domestic operations.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2017	$11,297
Additions for tax provisions related to the current year	54
Reductions for tax positions related to prior years	(3,941)
Currency translation adjustment	(9)
Balance at December 31, 2018	$7,401
Additions for tax provisions related to the current year	515
Additions for tax positions related to prior years	646
Reductions for tax positions related to prior years	(113)
Reductions for settlements	(2,642)
Lapses of applicable statutes of limitation	(520)
Balance at December 31, 2019	$5,287
Additions for tax provisions related to the current year	92
Additions for tax positions related to prior years	2
Reductions for tax positions related to prior years	(505)
Reductions for settlements	(516)
Lapses of applicable statutes of limitation	(582)
Balance at December 31, 2020	$3,778

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2020, 2019, and 2018, was $89,000, $256,000, and $256,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2020, 2019, and 2018 were $713,000, $1,940,000, and $5,493,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business in a number of countries and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing jurisdictions throughout the world, including Canada, the U.K., and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2010.

Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

The Company does not expect any material reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.
8.	Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company's defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company's defined benefit pension plans.

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $23,641,000, $25,226,000, and $23,417,000 in 2020, 2019, and 2018, respectively.

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

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2020 and 2019:

December 31,	2020	2019
	(In thousands)
Projected benefit obligations	$494,273	$486,305
Fair value of plans' assets	437,234	417,074

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2020 and 2019:

December 31,	2020	2019
	(In thousands)
Projected benefit obligations	$267,200	$261,953
Fair value of plans' assets	303,957	296,943

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

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2020	2019
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$748,258	$694,482
Service cost	1,295	1,278
Interest cost	16,643	22,408
Employee contributions	35	45
Actuarial loss (gain)	49,938	77,549
Plan settlements	(1,450)	—
Benefits paid	(55,150)	(50,415)
Foreign currency effects	1,904	2,911
End of measurement period	761,473	748,258
Fair Value of Plans' Assets:
Beginning of measurement period	714,017	649,688
Actual return on plans' assets	71,446	109,670
Employer contributions	10,446	1,112
Employee contributions	35	522
Plan settlements	(1,450)	—
Benefits paid	(55,150)	(50,415)
Foreign currency effects	1,847	3,440
End of measurement period	741,191	714,017
Unfunded Status	$(20,282)	$(34,241)

Due to the frozen status of the U.S. Qualified Plan and the closed status of the U.K. Plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The underfunded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2020	2019
	(In thousands)
U.S. Qualified Plan	$51,645	$63,538
Other international plans	2,241	2,371
Subtotal, included in "Accrued pension liabilities"	53,886	65,909
U.K. prepaid pension asset included in "Other noncurrent assets"	(36,757)	(34,990)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	316	310
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	2,837	3,012
Total unfunded status	$20,282	$34,241
Accumulated other comprehensive loss, before income taxes	$(264,244)	$(268,275)

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

The following tables set forth the 2020 and 2019 changes in accumulated other comprehensive loss for the Company's defined benefit retirement plans and post-retirement medical benefits plan on a combined basis:

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain, December 31, 2018	$(280,948)	$304
Amortization of net loss (gain)	10,836	(152)
Net gain arising during the year	2,311	—
Currency translation	(626)	—
Net unrecognized actuarial (loss) gain, December 31, 2019	(268,427)	152
Amortization of net loss (gain)	10,804	(152)
Net loss arising during the year	(6,510)	—
Currency translation	(111)	—
Net unrecognized actuarial loss, December 31, 2020	$(264,244)	$—

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2021 for the U.S. and U.K. defined benefit pension plans are $10,400,000 ($7,700,000 net of tax).

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

Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 included the following components:

Year Ended December 31,	2020	2019	2018
	(In thousands)
Service cost	$1,295	$1,278	$1,395
Interest cost	16,643	22,376	20,933
Expected return on assets	(28,016)	(29,654)	(34,267)
Amortization of actuarial loss	10,804	10,837	10,744
Net periodic benefit cost (credit)	$726	$4,837	$(1,195)

Benefit cost for the U.S. Qualified Plan does not include service cost since the plan is frozen. For the years ended December 31, 2020, 2019 and 2018, the non-service components of net periodic pension (benefits)/costs of $(569,000), $3,559,000 and $(2,590,000), respectively, are included in "Other (Expense) Gain" on the Consolidated Statement of Operations.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2021	$42,436
2022	42,590
2023	42,611
2024	42,440
2025	42,329
2026-2030	206,549

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. The Company updates the mortality assumptions for the U.S. plans to incorporate the current mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in a $3,063,000 decrease in the projected benefit obligation for the U.S. plans for the year ended December 31, 2020. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Qualified Plan:	2020	2019
Discount rate used to compute benefit obligations	2.38%	3.15%
Discount rate used to compute periodic benefit cost	3.15%	4.31%
Expected long-term rates of return on plans' assets	4.70%	6.10%

U.K. Defined Benefit Plans:	2020	2019
Discount rate used to compute benefit obligations	1.60%	1.93%
Discount rate used to compute periodic benefit cost	1.93%	2.77%
Expected long-term rates of return on plans' assets	2.54%	3.28%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations.

The Company estimates the service and interest components of net periodic benefit cost for its U.S. and international pension and other postretirement benefits. This estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine 2021 interest costs are estimated to be 3.92% for the U.S. Qualified plan and 1.71% for the U.K. plans.

The expected long-term rates of return on plan assets were based on the plans' asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2021 net periodic pension cost are estimated to be 4.70% and 2.10% for the U.S. Qualified Plan and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Qualified Plan		U.K. Plans
December 31,	2020	2019	2020	2019
Equity securities	23.4%	21.4%	17.1%	17.9%
Fixed income securities	67.2%	69.3%	67.4%	68.3%
Alternative strategies	6.2%	5.9%	14.7%	13.0%
Cash, cash equivalents and short-term investment funds	3.1%	3.4%	0.9%	0.8%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

Alternative strategies include funds that invest in derivative instruments such as futures, forward contracts, options and swaps, hedge funds, and funds that invest in real estate. These investments are used to help manage risks.

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

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). On December 10, 2020, the Company’s Board of Directors extended the termination date of the Company’s 2019 share repurchase authorization (“2019 Repurchase Authorization”) to December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.

Through December 31, 2020, the Company had repurchased 155,351 shares of CRD-A and 161,459 shares of CRD-B at an average cost of $8.42. At December 31, 2020, the Company had remaining authorization to repurchase 642,097 shares under the 2019 Repurchase Authorization.

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

Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2020, 2019 and 2018, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2020		2019		2018
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings per share)
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings (loss)	$10,743	$7,908	$(392)	$(294)	$6,941	$5,509
Dividends paid	5,815	3,830	8,592	4,579	8,639	4,889
Net income available to common shareholders, basic	16,558	11,738	8,200	4,285	15,580	10,398
Denominator:
Weighted-average common shares outstanding, basic	30,605	22,527	30,637	22,975	30,805	24,449
Earnings per share - basic	$0.54	$0.52	$0.27	$0.19	$0.51	$0.43

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2020		2019		2018
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings per share)
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings (loss)	$10,781	$7,870	$(394)	$(292)	$7,003	$5,447
Dividends paid	5,815	3,830	8,592	4,579	8,639	4,889
Net income available to common shareholders, diluted	16,596	11,700	8,198	4,287	15,642	10,336
Denominator:
Weighted-average common shares outstanding, basic	30,605	22,527	30,637	22,975	30,805	24,449
Weighted-average effect of dilutive securities (1)	252	—	453	—	629	—
Weighted-average number of shares outstanding, diluted	30,857	22,527	31,090	22,975	31,434	24,449
Earnings per share - diluted	$0.54	$0.52	$0.26	$0.19	$0.50	$0.42

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been anti-dilutive:

Year Ended December 31,	2020	2019	2018
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	1,996	622	1,175
Performance stock grants excluded because performance conditions had not been met (1)	578	717	752
(1)

Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements are actually achieved.

10.	Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include net unrealized losses from intra-entity loans that are long-term in nature of $(5,165,000), $(928,000), and $(1,838,000) for the years ended December 31, 2020, 2019, and 2018, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2018	$(36,352)	$(180,095)	$(216,447)
Other comprehensive income before reclassifications	502	—	502
Unrealized net gains arising during the year	—	1,036	1,036
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	8,002	8,002
Net current period other comprehensive income	502	9,038	9,540
Balance at December 31, 2019	(35,850)	(171,057)	(206,907)
Other comprehensive income before reclassifications	4,595	—	4,595
Unrealized net losses arising during the year	—	(4,966)	(4,966)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	7,959	7,959
Net current period other comprehensive income	4,595	2,993	7,588
Acquisition/Disposition of noncontrolling interest	463	—	463
Balance at December 31, 2020	$(30,792)	$(168,064)	$(198,856)
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

The pretax compensation expense recognized for all stock-based compensation plans was $4,384,000, $4,109,000, and $6,196,000 for the years ended December 31, 2020, 2019, and 2018, respectively. During 2019, there was increased performance share forfeiture activity, which resulted in the decreased stock-based compensation for that year as compared to 2020 and 2018. In 2020, the increase was offset by less expense from restricted shares and stock options.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $947,000, $888,000, and $1,475,000 for the ended December 31, 2020, 2019, and 2018, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense. Adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes were not significant in any year.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRD-A. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accelerated basis over the requisite service period for the entire award. For the years ended December 31, 2020, 2019, and 2018, compensation expense of $617,000, $1,397,000, and $1,253,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2020, 2019, and 2018, and changes during each year, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2017	887	$8.53	8.4 years	$527
Granted	582	8.60
Exercised	(21)	4.88
Forfeited or expired	(154)	8.74
Outstanding at December 31, 2018	1,294	8.60	8.1 years	667
Granted	591	9.70
Exercised	(111)	5.91
Forfeited or expired	(80)	9.24
Outstanding at December 31, 2019	1,694	9.13	7.9 years	3,969
Granted	660	8.73
Exercised	—	—
Forfeited or expired	(458)	9.05
Outstanding at December 31, 2020	1,896	$9.01	7.4 years	$114
Vested and Exercisable at December 31, 2020	1,101	$9.06	6.6 years	$26

The weighted average grant date fair value of stock options granted during the year ended December 31, 2020, 2019, and 2018 was $2.29, $2.57 and $2.78, respectively. No options were exercised in 2020. Options vested in 2019 and 2018 had an intrinsic value of $446,000, and $80,000, respectively. Options that vested in 2020 had no fair value. The fair value of options that vested in 2019 and 2018 was $1,000,000 and $36,000, respectively.

At December 31, 2020, the unrecognized compensation cost related to unvested employee stock options was $636,000. Directors' stock options had no unrecognized compensation cost since directors' options vest upon grant, and the grant-date fair values were fully expensed on the grant date.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted average assumptions:

	2020	2019
Expected dividend yield	3.02%	3.80%
Expected volatility	35.48%	36.73%
Risk-free interest rate	1.38%	2.56%
Expected term of options	7 years	7 years

The expected dividend yield used for 2020 was based on the Company's historical dividend yield. The expected volatility of the price of CRD-A was based on historical realized volatility. The risk-free interest rate was based on the U.S. Treasury Daily Yield Curve Rate on the grant date, with a term equal to the expected term used in the pricing formula. The expected term of the option took into account both the contractual term of the option and the effects of expected exercise behavior.

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

On September 23, 2020, deeming the existing performance based cliff awards granted in 2019 and 2020 to be unattainable, the Compensation Committee cancelled the existing awards and approved a new plan based on Total Shareholder Return (“TSR”), a market condition. The 2019 replacement awards were targeted to achieve 50% of the original award it was replacing and set to vest on December 31, 2021. The 2020 replacement awards were targeted to achieve 100% of the original award it was replacing, with a vesting date of December 31, 2022.

TSR is defined as dividends paid during the measurement period plus share price appreciation. Share price appreciation is measured by using the 20 day trading day volume weighted average price at the start of the measurement period as the baseline, compared against the highest consecutive 20 day trading day volume weighted average price for the period between January 1, 2021 and the vesting date for the 2019 replacement awards and between January 1, 2022 and the vesting date for the 2020 replacement awards. Depending on the TSR, the number of shares earned can be between 50% and 200% of the targeted shares granted. If the TSR is below 10% for the 2019 replacement awards, or 20% for the 2020 replacement awards, then no shares vest.

The cancellation and reissuance of these awards was treated as a Type III modification, where no cumulative expense is recognized prior to the cancellation as it was deemed improbable to vest. Expense of the modified award will be recorded ratably over the service life, based on the valuation determined by utilizing a Monte Carlo simulation. At the time of modification, employees were given an option to elect a cash payout at the vesting date, also based on a component of TSR. This one-time election had to be determined within 30 days of the grant date. Any awards where the cash payout option was elected were recorded as liability awards, which are included on the Company's Consolidated Balance Sheets in "Accrued compensation and related costs."

A summary of the status of the Company's nonvested performance shares as of December 31, 2020, 2019, and 2018, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2017	884,342	$7.05
Granted	751,128	7.43
Vested	(445,311)	5.98
Forfeited or unearned	(201,322)	7.54
Nonvested at December 31, 2018	988,837	8.07
Granted	626,776	8.87
Vested	(214,824)	8.49
Forfeited or unearned	(427,010)	8.34
Nonvested at December 31, 2019	973,779	8.38
Granted	1,616,902	8.01
Vested	(224,681)	8.33
Forfeited or unearned	(1,466,729)	8.10
Nonvested at December 31, 2020	899,271	$8.19

The total fair value of the performance shares that vested in 2020, 2019, and 2018 was $1,871,000, $1,823,000, and $2,662,000, respectively.

Compensation expense recognized for all performance shares totaled $2,382,000, $1,082,000, and $3,307,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. Certain performance awards vest ratably, from grant date to vesting date of their respective tranches, without cumulative earnings per share targets. As of December 31, 2020, there was an estimated $4,999,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2022.

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

A summary of the status of the Company's restricted shares of CRD-A as of December 31, 2020, 2019, and 2018 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2017	112,219	$7.89
Granted	112,502	7.81
Vested	(131,260)	8.27
Forfeited or unearned	(21,352)	8.43
Nonvested at December 31, 2018	72,109	7.76
Granted	149,496	9.38
Vested	(108,610)	9.04
Forfeited or unearned	(31,387)	9.55
Nonvested at December 31, 2019	81,608	8.35
Granted	117,279	8.34
Vested	(119,327)	8.52
Forfeited or unearned	—	—
Nonvested at December 31, 2020	79,560	$8.08

Compensation expense recognized for all restricted shares for the years ended December 31, 2020, 2019, and 2018 was $942,000, $1,205,000, and $1,176,000, respectively. As of December 31, 2020, there was $214,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized by December 31, 2022.

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

During the years ended December 31, 2020, 2019 and 2018, a total of 114,408, 131,100, and 143,769 shares, respectively, of CRD-A were issued under the prior U.S. employee stock purchase plan to the Company's employees at average purchase prices of $6.71, $7.38, and $7.32 in 2020, 2019, and 2018, respectively. At December 31, 2020, an estimated 151,000 shares will be issued and purchased under the U.S. Plan in 2021. During the years ended December 31, 2020, 2019, and 2018, compensation expense of $343,000, $277,000, and $321,000, respectively, was recognized for the prior U.S. employee stock purchase plan.

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

At December 31, 2020, an estimated 108,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRD-A, and future employee participation rates. The purchase price per share of CRD-A under the U.K. Plan ranges from $6.32 to $8.95. For the years ended December 31, 2020, 2019, and 2018, compensation expense of $163,000, $148,000, and $140,000, respectively, was recognized for the U.K. Plan. During 2020, 2019, and 2018, a total of 2,061 shares, 289,901 shares, and 63,033 shares, respectively, of CRD-A were issued under the U.K. Plan.

Under the International Plan, up to 1,000,000 shares of CRD-A may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRD-A at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2020, 2019, and 2018, 4,051, 4,264, and 8,740 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.
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

Recurring Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31,	2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$10,026	$—	$—	$10,026

Liabilities:
Contingent earnout liability (2)	—	—	6,151	6,151

December 31,	2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$10,028	$—	$—	$10,028

Liabilities:
Contingent earnout liability (2)	—	—	454	454
(1)

The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2)

The contingent earnout liability relates to businesses acquired during 2020 and 2019 by the Crawford Specialty Solutions and Crawford TPA Solutions operating segments. See Note 3, "Business Acquisitions and Dispositions" for further details. The fair value of the contingent earnout liability was estimated using internally-prepared revenue projections which is Level 3 data, with the maximum possible earnout of $12,090,000. The fair value of the contingent earnout liability is included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the years ended December 31, 2020 or 2019. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Nonrecurring Fair Value Disclosures

During 2020, the Company impaired and expensed goodwill of $17,674,000. During 2019, the Company impaired and expensed goodwill of $17,484,000. During 2018, the Company impaired and expensed an indefinite-lived trade name of $1,056,000. See Note 1, "Significant Accounting and Reporting Policies" and Note 4, "Goodwill and Intangible Assets," where discussed in more detail.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S Qualified Plan at December 31, 2020 and 2019:

December 31,	2020				2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$2,861	$—	$—	$2,861	$8,082	$—	$—	$8,082
Short-term investment funds	—	9,827	—	9,827	—	5,496	—	5,496
Common collective equity funds:				—
U.S.	—	66,145	—	66,145	—	60,039	—	60,039
International	—	28,529	—	28,529	—	26,142	—	26,142
Common collective fixed income funds and fixed income securities:				—
U.S.	36,007	207,219	—	243,226	51,247	224,747	—	275,994
International	—	28,501	—	28,501	—	3,745	—	3,745
Alternative strategy funds	—	9,248	15,938	25,186	—	8,880	14,766	23,646
Total plan assets	$38,868	$349,469	$15,938	404,275	$59,329	$329,049	$14,766	403,144
Other plan liabilities, net (a)				(7,336)				(26,220)
Net plan assets				$396,939				$376,924
(a)	net amounts payable for unsettled security transactions.

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2020 and 2019:

December 31,	2020				2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$2,613	$—	$—	$2,613	$2,338	$—	$—	$2,338
Common collective equity funds:
U.S.	—	44,461	—	44,461	—	43,613	—	43,613
International	—	7,510	—	7,510	—	9,418	—	9,418
Common collective fixed income funds and fixed income securities:
Short-term investment funds:	—	162,276	—	162,276	—	167,741	—	167,741
Government securities	—	42,564	—	42,564	—	34,926	—	34,926
Alternative strategy funds	—	34,958	—	34,958	—	29,172	—	29,172
Real estate funds	—	—	9,572	9,572	—	—	9,735	9,735
Total plan assets	$2,613	$291,769	$9,572	$303,954	$2,338	$284,870	$9,735	$296,943

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.S. and U.K. pension plans during the years ended December 31, 2020 and 2019:

	U.S	U.K.
	(in thousands)
Balance at December 31, 2018	$16,488	$9,945
Actual return on plan assets:
Related to assets still held at the reporting date	(1,722)	(210)
Balance at December 31, 2019	14,766	9,735
Actual return on plan assets:
Related to assets still held at the reporting date	1,172	(163)
Balance at December 31, 2020	$15,938	$9,572

13.	Segment and Geographic Information

The Company's three reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the CODM. The segments, organized based upon the nature of services, are: Crawford Claims Solutions, which primarily serves the global property and casualty insurance company markets; Crawford TPA Solutions, which serves the global casualty, disability and self-insurance marketplace; and Crawford Specialty Solutions which serves the global property and casualty insurance company markets. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's three reportable segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill and intangible asset impairments, restructuring and other costs, (gain) loss on disposition of business line, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

Segment operating earnings includes allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its three reportable segments, prior period amounts presented in the current period financial statements are adjusted to conform to the current allocation process.

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

Financial information as of and for the years ended December 31, 2020, 2019, and 2018 related to the Company's reportable segments is presented below.

	Crawford Claims Solutions	Crawford TPA Solutions	Crawford Specialty Solutions	Total
2020
Revenues before reimbursements	$356,447	$364,983	$261,062	$982,492
Segment operating earnings	14,375	21,476	52,553	88,404
Depreciation and amortization (1)	2,405	9,345	1,291	13,041
Assets (2)	120,777	88,002	155,522	364,301
2019
Revenues before reimbursements	$339,837	$393,856	$272,109	$1,005,802
Segment operating earnings	7,630	27,173	49,321	84,124
Depreciation and amortization (1)	2,461	10,152	1,811	14,424
Assets (2)	136,451	85,810	165,575	387,836
2018
Revenues before reimbursements	$361,053	$405,335	$304,583	$1,070,971
Segment operating earnings	11,308	36,909	49,564	97,781
Depreciation and amortization (1)	3,485	9,844	3,517	16,846
Assets (2)	163,899	92,007	165,415	421,321

(1)	Excludes amortization expense of finite-lived customer relationships and trade name intangible assets.
(2)	Consists of accounts receivable, less allowance for expected credit losses, unbilled revenues, at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net.

Revenues by geographic region and major service line for the Crawford Claims Solutions, Crawford TPA Solutions and Crawford Specialty Solutions segments are shown in Note 2, "Revenue Recognition."

Capital expenditures for the years ended December 31, 2020, 2019, and 2018 are shown in the following table:

Year Ended December 31,	2020	2019	2018
	(In thousands)
Crawford Claims Solutions	$5,443	$1,396	$3,811
Crawford TPA Solutions	6,527	3,259	5,947
Crawford Specialty Solutions	5,686	458	2,148
Corporate	19,724	16,011	18,114
Total capital expenditures	$37,380	$21,124	$30,020

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2020, 2019, and 2018 was as follows:

Year Ended December 31,	2020	2019	2018
	(In thousands)
Segments' revenues before reimbursements	$982,492	$1,005,802	$1,070,971
Reimbursements	33,703	41,825	52,008
Total consolidated revenues	$1,016,195	$1,047,627	$1,122,979

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2020, 2019, and 2018 were as follows:

Year Ended December 31,	2020	2019	2018
	(In thousands)
Operating earnings of all reportable segments	$88,404	$84,124	$97,781
Unallocated corporate and shared costs and credits	(16,574)	(6,515)	(9,321)
Net corporate interest expense	(7,923)	(10,774)	(10,109)
Stock option expense	(1,122)	(1,885)	(1,742)
Amortization of acquisition-related intangible assets	(11,653)	(11,277)	(11,152)
Goodwill and intangible asset impairments	(17,674)	(17,484)	(1,056)
Arbitration and claim settlements	—	(12,552)	—
Restructuring and other costs, net	(8,133)	—	—
Gain (loss) on disposition of businesses, net	13,763	—	(20,270)
Income before income taxes	$39,088	$23,637	$44,131

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at December 31, 2020 and 2019 are presented in the following table:

December 31,	2020	2019
	(In thousands)
Assets of reportable segments	$364,301	$387,836
Corporate assets:
Cash and cash equivalents	44,656	51,802
Income taxes receivable	1,269	7,820
Prepaid expenses and other current assets	29,490	23,476
Net property and equipment	36,402	31,425
Operating lease right-of-use asset, net	109,315	102,354
Capitalized software costs, net	71,021	66,445
Deferred income tax assets	25,595	17,971
Other noncurrent assets	70,935	70,884
Total corporate assets	388,683	372,177
Total assets	$752,984	$760,013

Revenues and long-lived assets for the U.S., U.K. and Canada are set out below as these countries are material for geographical area disclosure. For the purposes of these geographic area disclosures, long-lived assets consists of the net property and equipment, capitalized software costs, net and operating lease right-of-use, net line items on the Company's Consolidated Balance Sheets and excludes intangible assets and goodwill.

	U.S.	U.K.	Canada	All Other International	Total Company
	(In thousands)
2020
Revenues before reimbursements	$570,822	$128,545	$89,163	$193,962	$982,492
Long-lived assets	151,906	20,290	14,404	30,138	216,738
2019
Revenues before reimbursements	569,205	126,337	114,438	195,822	1,005,802
Long-lived assets	140,560	20,749	17,999	20,916	200,224
2018
Revenues before reimbursements	615,687	131,651	121,076	202,557	1,070,971
Long-lived assets	88,157	7,631	7,553	3,172	106,513

14.	Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $537,531,000 and $410,673,000 at December 31, 2020 and 2019, respectively.
15.	Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2020, the aggregate committed amount of letters of credit outstanding under the facility was $11,512,000.

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
16.	Restructuring and Other Costs, Net

The Company incurred net restructuring and other costs of $8,133,000 in 2020. There were no restructuring and other costs in 2019 or 2018.

Restructuring costs for the year ended December 31, 2020 were related to reductions of administrative costs and consolidation of management layers in certain operations, and other restructuring charges for asset impairments and lease termination costs.

The following table shows the costs incurred by type of restructuring activity:

Year ended December 31	2020	2019	2018
	(In thousands)
Severance benefits	$9,350	$—	$—
Asset impairments and lease termination costs	2,538	—	—
Gain on fair value remeasurement of cost and equity method investments	(1,099)	—	—
Liquidation dividend from a cost method investment	(1,247)	—	—
Gain on sale of internet protocol addresses	(1,409)	—	—
Total restructuring and other costs, net	$8,133	$—	$—

Restructuring costs were predominantly comprised of severance costs, asset impairments, and lease termination costs. Severance and other termination costs relate to efforts to consolidate and streamline various functions of our workforce, both in operations and administrative functions. Asset impairments, including costs incurred for obsolete software, relate to decisions to close certain operations, and lease termination costs related to the exiting of certain leased facilities. These costs were partially offset by certain non-operating credits that occurred related to a cost method investment and sale of internet protocol addresses.

As of December 31, 2020, the following liabilities remained on the Company's Consolidated Balance Sheets related to restructuring charges recorded in 2020 and 2017. The rollforwards of these costs to December 31, 2020 were as follows:

Restructuring and Other Costs	Deferred rent	Accrued compensation and related costs	Other accrued liabilities	Total
	(In thousands)
Balance at December 31, 2017	$2,846	$4,782	$1,785	$9,413
Additions	—	—	—	—
Adjustments to accruals	(1,544)	—	(643)	(2,187)
Cash payments	—	(4,305)	(656)	(4,961)
Balance at December 31, 2018	1,302	477	486	2,265
Additions	—	—	—	—
Adjustments to accruals	(1,302)	—	1	(1,301)
Cash payments	—	(135)	(15)	(150)
Balance at December 31, 2019	—	342	472	814
Additions	—	9,112	648	9,760
Adjustments to accruals	—	(453)	(472)	(925)
Cash payments	—	(5,632)	(58)	(5,690)
Balance at December 31, 2020	$—	$3,369	$590	$3,959

17.	Subsequent Events

Segment Realignment

In connection with the realignment of operating segment manager responsibilities subsequent to December 31, 2020, the Company has realigned its operating segments by moving to a global service line reporting structure consisting of Loss Adjusting, TPA: Broadspire and Platforms. The Company's revised reportable segments are comprised of the following:

•

Loss Adjusting, which services the global property and casualty market. This is comprised of the previously reported Crawford Claims Solutions segment, excluding Networks (as defined below) and Crawford Legal Services, and the Global Technical Services service line previously reported within Crawford Specialty Solutions.

•

TPA: Broadspire, which provides third party administration for workers' compensation, auto and liability, disability absence management, medical management, and accident and health to corporations, brokers and insurers worldwide. This is comprised of the previously reported Broadspire segment and the Crawford Legal Services service line previously reported within the Crawford Claims Solutions segment.

•

Platform Solutions, which consists of Contractor Connection and Networks service lines. This is comprised of the previously reported Contractor Connection service line within Crawford Specialty Solutions and the Networks service line, which includes Catastrophe operations, WeGoLook, and certain international network businesses previously reported within the Crawford Claims Solutions segment.

The succeeding interim and annual periods will disclose the reportable segments under the new basis with prior periods restated to reflect the change.

Acquisition

On November 1, 2020, the Company acquired 100% of HBA Group in Australia, including 100% of the stock in each of HBA Group’s entities HBA Legal, Pillion and Paratus. HBA Legal is a legal services provider that will complement the Company’s Crawford TPA Solutions segment in Australia. The purchase price includes an initial cash payment of $4.1 million, net of working capital adjustment, and a maximum $3.2 million payable in cash over the next four years based on achieving certain revenue and EBITDA performance goals.

This acquisition will be accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method.

Based upon the timing of this acquisition, the initial accounting for the acquisition is not yet complete as the Company gathers additional information related to the assets acquired, liabilities and noncontrolling interests assumed, including intangible assets, other assets, accrued liabilities, deferred taxes, and uncertain tax positions. The Company is in the process of obtaining third-party valuations of certain intangible assets. The preliminary application of acquisition accounting to the assets acquired, and liabilities assumed, as well as the results of operations of HBA Group, will first be reflected in the Company's consolidated financial statements as of and for the quarter ending March 31, 2021.

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

The Audit Committee of the Board of Directors, comprised solely of outside directors, is responsible for monitoring the Company's accounting and financial reporting practices. The Audit Committee meets regularly with management, the internal auditors, and the independent auditors to review the work of each and to assure that each performs its responsibilities. The independent registered public accounting firm, Ernst & Young LLP, was selected by the Audit Committee of the Board of Directors. Both the internal auditors and Ernst & Young LLP have unrestricted access to the Audit Committee allowing open discussion, without management present, on the quality of financial reporting and the adequacy of accounting, disclosure and financial reporting controls.

/s/ Rohit Verma
Rohit Verma
Chief Executive Officer

/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President – Chief Financial Officer

/s/ Dalerick M. Carden
Dalerick M. Carden
Senior Vice President, Corporate Controller,
and Chief Accounting Officer

March 4, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford & Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition for Lifetime Claim Handling
Description of the Matter

At December 31, 2020, the Company’s deferred revenues related to lifetime claim handling arrangements approximated $38.2 million. As discussed in Note 2 to the consolidated financial statements, revenue is recognized over time as the related services are provided and performance obligations are satisfied. Revenue is recognized based on historical claim closure rates and claim type based on time elapsed for these claims, utilizing a portfolio approach. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues, which represents a contract liability.

Auditing the estimate of the revenues recognized and related deferred revenues related to lifetime claim handling was complex based on the judgments necessary to evaluate the model used and the related estimates involved in determining the appropriate timing of revenue recognition. In particular, judgments and estimates include, the utilization of a portfolio approach to evaluate the timing of lifetime claim handling revenues, the level of aggregation of claim types and historical claim closure rates, and the expectation that historical claim closure rates are reflective of future claim closure rates. Changes in these methods or estimates can have a significant impact on the timing of revenue recognition.

How We Addressed the Matter in Our Audit Description of the Matter How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s review of the recognition of lifetime claim handling revenues. For example, we tested controls over management’s review of the portfolio approach, the significant assumptions used, such as claim closure rates and claim type, and the completeness and accuracy of the data used in the deferred revenue calculation.

To test the Company’s lifetime claim handling revenues recognized, we performed audit procedures that included, among others, validating the completeness and accuracy of the aggregation of closure rates by claim type and testing the accuracy of the deferred revenue calculation. We assessed the historical accuracy of the claim closure rates used in the Company’s revenue model and evaluated the historical accuracy of management’s estimates by comparing such estimate to subsequent actual results. We also performed a sensitivity analysis of the claim closure rate assumptions to evaluate the impact that changes in these assumptions would have on lifetime claim handling revenues recognized.

Valuation of Goodwill – Crawford Claims Solutions Reporting Unit

For the year ended December 31, 2020, the Company recognized a goodwill impairment of $17.7 million related to the Company’s Crawford Claims Solutions reporting unit. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually on a reporting unit basis.

Auditing management’s annual goodwill impairment test for the Crawford Claims Solutions reporting unit was complex and judgmental and required the involvement of our valuation specialists due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the discount rate, terminal growth rate, revenues, and EBITDA margin, which are affected by expectations about future market or economic conditions. These assumptions have a significant effect on the amount of the impairment recognized.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment test process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s Crawford Claims Solutions reporting unit, we performed audit procedures that included, among others, assessing the valuation methodologies and testing the significant assumptions and underlying data used by the Company. For example, we compared the significant assumptions used by management to the Company’s historical results and current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved our valuation specialists to assist in reviewing the valuation methodologies and testing the discount rate, the terminal growth rate and the selected guideline public company multiples. In addition, we tested management’s reconciliation of the fair value of its reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

March 4, 2021

CRAWFORD & COMPANY

QUARTERLY FINANCIAL DATA (UNAUDITED)

2020 Quarterly Period	First	Second	Third	Fourth	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$237,531	$234,416	$253,124	$257,421	$982,492
Reimbursements	8,515	8,459	8,545	8,184	33,703
Total revenues	246,046	242,875	261,669	265,605	1,016,195
Total costs of services	186,119	172,057	185,606	193,538	737,320
(Loss) Income before income taxes	(21,645)	12,433	36,438	11,862	39,088
Crawford Claims Solutions Operating (Loss) Earnings (1)	(3,679)	2,789	7,219	8,046	14,375
Crawford TPA Solutions Operating Earnings (1)	6,285	3,171	4,414	7,606	21,476
Crawford Specialty Solutions Operating Earnings (1)	6,957	13,993	17,390	14,213	52,553
Unallocated corporate and shared costs, net	(2,550)	(1,709)	(968)	(11,347)	(16,574)
Goodwill impairment (4)	(17,674)	—	—	—	(17,674)
Net corporate interest expense	(2,224)	(2,452)	(1,599)	(1,648)	(7,923)
Stock option expense	(290)	(286)	(457)	(89)	(1,122)
Amortization of customer-relationship intangible assets	(2,756)	(2,732)	(3,665)	(2,500)	(11,653)
Restructuring and other costs, net (4)	(5,714)	—	—	(2,419)	(8,133)
(Loss) gain on disposal of businesses, net (4)	—	(341)	14,104	—	13,763
Income tax benefit (provision)	8,486	(6,311)	(11,729)	(2,459)	(12,013)
Net loss (income) attributable to noncontrolling interests	1,760	(224)	(312)	(3)	1,221
Net (loss) income attributable to shareholders of Crawford & Company	$(11,399)	$5,898	$24,397	$9,400	$28,296

(Loss) Earnings Per Share - Basic: (2) (3)
Class A Common Stock	$(0.21)	$0.11	$0.46	$0.18	$0.54
Class B Common Stock	$(0.23)	$0.11	$0.46	$0.18	$0.52

(Loss) Earnings Per Share - Diluted: (2) (3)
Class A Common Stock	$(0.21)	$0.11	$0.46	$0.18	$0.54
Class B Common Stock	$(0.23)	$0.11	$0.46	$0.18	$0.52

2019 Quarterly Period	First	Second	Third	Fourth	Full Year
	(In thousands, except per share amounts)
Revenues from services:
Revenues before reimbursements	$247,058	$256,881	$254,677	$247,186	$1,005,802
Reimbursements	9,319	10,965	11,165	10,376	41,825
Total revenues	256,377	267,846	265,842	257,562	1,047,627
Total costs of services	187,207	185,892	192,014	187,660	752,773
Income (Loss) before income taxes	8,702	5,483	16,019	(6,567)	23,637
Crawford Claims Solutions Operating (Loss) Earnings (1)	(313)	1,710	2,661	3,572	7,630
Crawford TPA Solutions Operating Earnings (1)	6,733	5,026	9,347	6,067	27,173
Crawford Specialty Solutions Operating Earnings (1)	12,195	12,612	13,301	11,213	49,321
Unallocated corporate and shared costs, net	(3,914)	3,170	(1,649)	(4,122)	(6,515)
Goodwill impairment (4)	—	—	—	(17,484)	(17,484)
Net corporate interest expense	(2,716)	(2,468)	(3,162)	(2,428)	(10,774)
Stock option expense	(485)	(413)	(450)	(537)	(1,885)
Amortization of customer-relationship intangible assets	(2,798)	(2,802)	(2,829)	(2,848)	(11,277)
Arbitration and claim settlements (4)	—	(11,352)	(1,200)	—	(12,552)
Income taxes	(2,933)	(2,859)	(5,328)	(2,991)	(14,111)
Net loss attributable to noncontrolling interests	340	18	355	2,246	2,959
Net income (loss) attributable to shareholders of Crawford & Company	$6,109	$2,642	$11,046	$(7,312)	$12,485

Earnings (Loss) Per Share - Basic: (2) (3)
Class A Common Stock	$0.12	$0.06	$0.22	$(0.13)	$0.27
Class B Common Stock	$0.10	$0.04	$0.19	$(0.15)	$0.19

Earnings (Loss) Per Share - Diluted: (2) (3)
Class A Common Stock	$0.12	$0.06	$0.21	$(0.13)	$0.26
Class B Common Stock	$0.10	$0.04	$0.19	$(0.15)	$0.19
(1)

This is a segment financial measure representing segment earnings before certain unallocated corporate and shared costs and credits, goodwill and intangible asset impairment charges, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, restructuring and other costs, gain/loss on disposal of business, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests. See Note 13, "Segment and Geographic Information," in the consolidated financial statements contained in this Item 8.

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

(4)

The Company recognized non-cash goodwill impairment in the amount of $17.7 million related to its Crawford Claims Solutions segment in the first quarter of 2020. The Company recognized non-cash goodwill impairment of $17.5 million related to its Crawford Claims Solutions reporting unit in the fourth quarter of 2019. See Note 4, "Goodwill and Intangible Assets" in the consolidated financial statements included in this Item 8. The Company recognized a pretax loss for Arbitration and claim settlements of $12.6 million in 2019. The Company recognized a pretax gain of $13.8 million due to the disposal of LWI, net of a loss on the disposal of Crawford Compliance in 2020. See Note 3, "Business Acquisitions and Dispositions" in the consolidated financial statements included in this Item 8. The Company recognized pretax restructuring and other costs in the first and fourth quarters of 2020 totaling $8.1 million. The provision for income taxes in 2020 and 2019 included the impact of these transactions and tax valuation adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Crawford Carvallo, which is included in the 2020 consolidated financial statements of the Company and constituted 4.6% and 8.0% of total and net assets, respectively, as of December 31, 2020 and 0.2% and 2.4% of revenues and net income, respectively, for the year then ended, including acquired intangibles.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on Internal Control Over Financial Reporting

We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crawford & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Crawford Carvallo and its subsidiaries, which is included in the 2020 consolidated financial statements of the Company and constituted 4.6% and 8.0% of total and net assets, respectively, as of December 31, 2020 and 0.2% and 2.4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Crawford Carvallo and its subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 4, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

March 4, 2021

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2021 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2020, and is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the captions "Information with Respect to Certain Business Relationships and Related Transactions" and "Corporate Governance - Director Independence" of the Registrant's Proxy Statement, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included under the caption "Ratification of Independent Auditor — Fees Paid to Ernst & Young LLP" of the Registrant's Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2020 and 2019
•	Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018
•	Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2020, 2019, and 2018
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018
•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedule

•

Schedule II — Valuation and Qualifying Accounts — Information required by this schedule is included under the caption "Accounts Receivable and Allowance for Expected Credit Losses " in Note 1 and also in Note 7, "Income Taxes" to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

 Other schedules have been omitted because they are not applicable.

3.  Exhibits filed with this report.

Exhibit No.	Document

3.1

Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

3.2

Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016).

4.1	Description of Registrant’s Securities
10.1*	Crawford & Company Non-Employee Director Stock Plan (as amended effective May 11, 2016).
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

10.8*	Crawford & Company 2016 Omnibus Stock and Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 11, 2016).

Exhibit No.	Document

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

10.26	Director Compensation Summary Term Sheet.

Exhibit No.	Document

21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 4, 2021	By	/s/ Rohit Verma
ROHIT VERMA, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 4, 2021	/s/ Rohit Verma
ROHIT VERMA, Chief Executive Officer (Principal Executive Officer) and Director

Date	March 4, 2021	/s/ Joseph O. Blanco
JOSEPH O. BLANCO, President and Director

Date	March 4, 2021	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date	March 4, 2021	/s/ Dalerick M. Carden
DALERICK M. CARDEN, Senior Vice President and Controller (Principal Accounting Officer)

Date	March 4, 2021	/s/ Harsha V. Agadi
HARSHA V. AGADI, Director

Date	March 4, 2021	/s/ Dame Inga K. Beale
DAME INGA K. BEALE, Director

Date	March 4, 2021	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 4, 2021	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	March 4, 2021	/s/ Lisa G. Hannusch
LISA G. HANNUSCH, Director

Date	March 4, 2021	/s/ Michelle E. Jarrard
MICHELLE E. JARRARD, Director

Date	March 4, 2021	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	March 4, 2021	/s/ Rahul Patel
RAHUL PATEL, Director

Date	March 4, 2021	/s/ D. Richard Williams
D. RICHARD WILLIAMS, Director