Form 10-Q
period 2021-03-31
CRAWFORD & CO
filed 2021-05-05
CIK 25475

Table of Contents

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2021

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

Yes ☐          No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of April 28, 2021, was as follows:

Class A Common Stock, $1.00 par value: 30,888,325

Class B Common Stock, $1.00 par value: 22,451,307

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2021

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Revenues:

Revenues before reimbursements	$253,181	$237,531
Reimbursements	8,974	8,515
Total Revenues	262,155	246,046

Costs and Expenses:

Costs of services provided, before reimbursements	185,202	177,604
Reimbursements	8,974	8,515
Total costs of services	194,176	186,119

Selling, general, and administrative expenses	58,702	55,754

Corporate interest expense, net of interest income of $31 and $111, respectively	1,582	2,224

Goodwill impairment	—	17,674

Restructuring costs	—	5,714

Total Costs and Expenses	254,460	267,485

Other Income (Expense), net	810	(206)

Income (Loss) Before Income Taxes	8,505	(21,645)

Provision (Benefit) for Income Taxes	2,471	(8,486)

Net Income (Loss)	6,034	(13,159)

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	30	1,760

Net Income (Loss) Attributable to Shareholders of Crawford & Company	$6,064	$(11,399)

Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.11	$(0.21)
Class B Common Stock	$0.11	$(0.23)

Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.11	$(0.21)
Class B Common Stock	$0.11	$(0.23)

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,824	30,562
Class B Common Stock	22,464	22,578

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,106	30,562
Class B Common Stock	22,464	22,578

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended March 31,
(In thousands)	2021	2020
Net Income (Loss)	$6,034	$(13,159)

Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	10,624	(3,472)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $686 and $651, respectively	1,952	1,928

Other Comprehensive Income (Loss)	12,576	(1,544)

Comprehensive Income (Loss)	18,610	(14,703)

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	44	1,759

Comprehensive Income (Loss) Attributable to Shareholders of Crawford & Company	$18,654	$(12,944)

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$42,723	$44,656
Accounts receivable, less allowance for doubtful accounts of $9,106 and $9,464, respectively	126,214	123,060
Unbilled revenues, at estimated billable amounts	114,383	103,528
Income taxes receivable	1,269	1,269
Prepaid expenses and other current assets	30,531	29,490
Total Current Assets	315,120	302,003
Net Property and Equipment	35,201	36,402
Other Assets:
Operating lease right-of-use assets, net	109,537	109,315
Goodwill	74,242	66,537
Intangible assets arising from business acquisitions, net	71,501	71,176
Capitalized software costs, net	70,980	71,021
Deferred income tax assets	25,208	25,595
Other noncurrent assets	70,945	70,935
Total Other Assets	422,413	414,579
TOTAL ASSETS	$772,734	$752,984

*	Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$3,795	$1,837
Accounts payable	39,724	41,544
Accrued compensation and related costs	74,721	81,848
Self-insured risks	10,112	11,390
Income taxes payable	6,533	5,822
Operating lease liability	32,257	32,745
Other accrued liabilities	38,259	40,375
Deferred revenues	29,796	27,233
Total Current Liabilities	235,197	242,794
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	115,433	111,758
Operating lease liability	93,785	93,228
Deferred revenues	24,381	24,136
Accrued pension liabilities	51,366	53,886
Other noncurrent liabilities	50,014	40,254
Total Noncurrent Liabilities	334,979	323,262
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,850 and 30,847 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	30,850	30,847
Class B common stock, $1.00 par value; 50,000 shares authorized; 22,451 and 22,510 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	22,451	22,510
Additional paid-in capital	68,715	67,193
Retained earnings	267,070	265,245
Accumulated other comprehensive loss	(186,266)	(198,856)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	202,820	186,939
Noncontrolling interests	(262)	(11)
Total Shareholders' Investment	202,558	186,928
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$772,734	$752,984

*	Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$6,034	$(13,159)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,478	10,060
Goodwill impairment	—	17,674
Stock-based compensation	1,609	880
Changes in operating assets and liabilities:
Accounts receivable, net	888	6,084
Unbilled revenues, net	(6,632)	(7,240)
Accrued or prepaid income taxes	511	(10,355)
Accounts payable and accrued liabilities	(8,032)	(4,617)
Deferred revenues	1,783	2,898
Accrued retirement costs	(5,457)	(8,638)
Prepaid expenses and other operating activities	395	(1,565)
Net cash provided by (used in) operating activities	1,577	(7,978)

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(618)	(2,708)
Capitalization of computer software costs	(4,354)	(4,803)
Proceeds from settlement of life insurance policies	3,054	—
Payments for business acquisitions, net of cash acquired	(3,786)	—
Net cash used in investing activities	(5,704)	(7,511)

Cash Flows From Financing Activities:
Cash dividends paid	(3,198)	(3,268)
Repurchases of common stock	(1,190)	(2,666)
Increases in revolving credit facility borrowings	17,126	65,179
Payments on revolving credit facility borrowings	(11,729)	(11,910)
Other financing activities	(399)	(146)
Net cash provided by financing activities	610	47,189
Effects of exchange rate changes on cash and cash equivalents	1,584	(392)
(Decrease) increase in cash and cash equivalents	(1,933)	31,308
Cash and cash equivalents at beginning of year	44,656	51,802
Cash and cash equivalents at end of period	$42,723	$83,110

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2021	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2021	$30,847	$22,510	$67,193	$265,245	$(198,856)	186,939	$(11)	$186,928
Net income	—	—	—	6,064	—	6,064	(30)	6,034
Other comprehensive income	—	—	—	—	12,590	12,590	(14)	12,576
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,198)	—	(3,198)	—	(3,198)
Stock-based compensation	—	—	1,609	—	—	1,609	—	1,609
Repurchases of common stock	(90)	(59)	—	(1,041)	—	(1,190)	—	(1,190)
Shares issued in connection with stock-based compensation plans, net	93	—	(87)	—	—	6	—	6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(207)	(207)
Balance at March 31, 2021	$30,850	$22,451	$68,715	$267,070	$(186,266)	$202,820	$(262)	$202,558

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2020	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2020	$30,610	$22,671	$63,392	$249,551	$(206,907)	$159,317	$3,250	162,567
Net loss (1)	—	—	—	(11,399)	—	(11,399)	120	(11,279)
Other comprehensive loss	—	—	—	—	(1,545)	(1,545)	1	(1,544)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,268)	—	(3,268)	—	(3,268)
Stock-based compensation	—	—	880	—	—	880	—	880
Repurchases of common stock	(155)	(161)	—	(2,350)	—	(2,666)	—	(2,666)
Shares issued in connection with stock-based compensation plans, net	64	—	(54)	—	—	10	—	10
Increase in value of noncontrolling interest due to acquisition	—	—	(269)	—	576	307	(599)	(292)
Adoption of Topic 326	—	—	—	(607)	—	(607)	—	(607)
Balance at March 31, 2020	$30,519	$22,510	$63,949	$231,927	$(207,876)	$141,029	$2,772	$143,801

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity and the continued economic uncertainty resulting from the COVID-19 pandemic, the Company's operating results for the three months ended March 31, 2021 and financial position as of March 31, 2021 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2021 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 other than as disclosed herein.

Subsequent to December 31, 2020, the Company has reorganized its global service line structure to consist of Crawford Loss Adjusting, Crawford TPA Solutions, and Crawford Platform Solutions. Certain prior period amounts among the Company’s reportable segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results. Significant intercompany transactions have been eliminated in consolidation.

The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2020 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2021 and December 31, 2020, the liabilities of the deferred compensation plan were $7,875,000 and $7,961,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $13,287,000 and $16,323,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company took advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits, which deferred the payment of 2020 payroll tax withholdings in the U.S. to be paid at the end of 2021 and 2022.

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in the first quarter of 2021, as well as the second, third and fourth quarters of 2020. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense once the application is filed. The Company recognized $1,877,000 as a reduction of compensation expense for the three months ended March 31, 2021. The Company will continue to evaluate the impact of government subsidies each period.

2. Recently Issued Accounting Standards

Adoption of New Accounting Standards

Compensation-Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)." This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This update removes certain disclosure requirements including, but not limited to, the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. This update requires the disclosure of the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This update also clarifies requirements for entities that provide aggregate disclosures for two or more plans. The update is effective for annual periods beginning after December 15, 2020, and interim periods thereafter. Early adoption is permitted. The Company adopted this guidance on January 1, 2021 with no material impact on its disclosures related to its retirement plans.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for foreign equity investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented. The Company adopted this guidance on January 1, 2021 with no material impact on its results of operation, financial condition and cash flows.

Pending Adoption of Recently Issued Accounting Standards

There were no recently issued accounting standards that will have an impact to the Company.

3. Revenue Recognition

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

The Company's Crawford Loss Adjusting segment generates revenue for adjusting services provided to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property and certain types of personal property. This segment also generates revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries. The Company charges on a fee-per-claim basis for each optional purchase of the claims management services exercised by its customer. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore, revenue is recognized when the customer receives the service requested.

The following table presents Crawford Loss Adjusting revenues before reimbursements disaggregated by geography for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
U.S.	$34,985	$30,478
U.K.	24,898	26,192
Australia	17,094	14,793
Canada	13,606	15,645
Europe	12,591	12,080
Rest of World	9,363	7,916
Total Crawford Loss Adjusting Revenues before Reimbursements	$112,537	$107,104

The Company’s Crawford TPA Solutions segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of the claims management services to its customer. This service line also provides Legal Services and Risk Management Information Services. For non-claim services, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.

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

The following tables present Crawford TPA Solutions revenues before reimbursements disaggregated by service line and geography for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$38,150	$36,126	$74,276	$36,024	$42,069	$78,093
U.K.	4,879	—	4,879	4,013	—	4,013
Canada	5,186	—	5,186	6,449	—	6,449
Europe and Rest of World	13,904	—	13,904	9,442	—	9,442
Total Crawford TPA Solutions Revenues before Reimbursements	$62,119	$36,126	$98,245	$55,928	$42,069	$97,997

The Company's Crawford Platform Solutions segment principally generates revenues through its Contractor Connection and Networks service lines.

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

The Networks service line generates revenues for claims management services provided to insurance companies and self-insured entities related to property, casualty and catastrophic losses. Networks also generates revenue by providing on-demand inspection, verification and other task specific field services for businesses and consumers. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims, applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer.

The following table presents Crawford Platform Solutions revenues before reimbursements disaggregated by service line and geography for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands)	Contractor Connection	Network Business	Total	Contractor Connection	Network Business	Total
U.S.	$16,517	$19,624	$36,141	$15,326	$10,549	$25,875
U.K.	2,429	17	2,446	2,158	20	2,178
Canada	1,631	811	2,442	1,417	1,709	3,126
Europe and Rest of World	405	965	1,370	137	1,114	1,251
Total Crawford Platform Solutions Revenues before Reimbursements	$20,982	$21,417	$42,399	$19,038	$13,392	$32,430

In the normal course of business, the Company's segments incur certain out-of-pocket expenses that are thereafter reimbursed by its customers. The Company controls the promised good or service before it is transferred to its customer, therefore it is a principal in the transaction. These out-of-pocket expenses and associated reimbursements are reported on a gross basis within expenses and revenues, respectively, in the Company's unaudited Condensed Consolidated Statements of Operations.

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

The table below presents the deferred revenues balance as of January 1, 2021 and the significant activity affecting deferred revenues during the three months ended March 31, 2021:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2021	$51,369
Quarterly additions	19,303
Revenue recognized from the prior periods	(12,603)
Revenue recognized from current quarter additions	(4,551)
Deferred revenue from acquisition	659
Balance as of March 31, 2021	$54,177

Remaining Performance Obligations

As of March 31, 2021, the Company had $92,686,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

Costs to Obtain a Contract

The Company has a sales incentive compensation program where remuneration is based on the revenues recognized in the period. The remuneration does not represent an incremental cost to the Company that provides a future benefit expected to be longer than one year. Accordingly, it would meet the criteria to be capitalized and presented as a contract asset on the Company's unaudited Condensed Consolidated Balance Sheets.

Practical Expedients Elected

As a practical expedient, the Company does not adjust the consideration in a contract for the effects of a significant financing component, when the period between a customer’s payment of consideration and the transfer of promised services to the customer is expected be one year or less at contract inception.

For claims management services that are billed on a time and expense incurred or per unit basis, the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The Company does not disclose the value of remaining performance obligations for (i) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed, or (ii) contracts with variable consideration allocated entirely to a single performance obligation.

4. Credit Losses

The Company estimates its expected credit losses based on past experience, current conditions and reasonable and supportable forecasts affecting collectability of these assets. We evaluate the risks related to our trade receivables and contract assets by considering customer type, geography, and aging. The Company has included assumptions related to expected credit losses from the impact of the COVID-19 pandemic in its results of operations for the three months ended March 31, 2021.

5. Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The provision for income taxes on consolidated income before income taxes totaled a provision of $2,471,000 and a benefit of $(8,486,000) for the three months ended March 31, 2021 and 2020, respectively. The overall effective tax rate decreased to 29.1% for the three months ended March 31, 2021 compared with 39.2% for the 2020 period primarily due to the impact of the goodwill impairment in the prior year period.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 included the following components:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Service cost	$303	$320
Interest cost	2,818	4,141
Expected return on assets	(6,270)	(7,018)
Amortization of actuarial loss	2,642	2,620
Net periodic (benefit)/cost	$(507)	$63

For the three months ended March 31, 2021 and 2020, the non-service components of net periodic pension benefit of $(810,000) and $(257,000), respectively, are included in "Other Income (Expense), net" on the unaudited Condensed Consolidated Statement of Operations. For the three months ended March 31, 2021, the Company made no contribution to the U.S. defined benefit pension plan and made contributions of $157,000 to the U.K. defined benefit pension plans. For the three months ended March 31, 2020, the Company made contributions of $3,000,000 to the U.S. defined benefit plan and $156,000 to the U.K. defined benefit pension plans, respectively.

7. Net Income (Loss) Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During the first quarter of 2021, the Board of Directors declared the same dividend on CRD-A and CRD-B, while during the first quarter of 2020, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (Loss) per share - basic:
Numerator:
Allocation of undistributed earnings (loss)	$1,658	$1,208	$(8,436)	$(6,232)
Dividends paid	1,851	1,347	2,140	1,129
Net income (loss) attributable to common shareholders, basic	$3,509	$2,555	$(6,296)	$(5,103)

Denominator:
Weighted-average common shares outstanding, basic	30,824	22,464	30,562	22,578
Earnings (loss) per share - basic	$0.11	$0.11	$(0.21)	$(0.23)

The computations of diluted net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (Loss) per share - diluted:
Numerator:
Allocation of undistributed earnings (loss)	$1,664	$1,202	$(8,436)	$(6,232)
Dividends paid	1,851	1,347	2,140	1,129
Net income (loss) attributable to common shareholders, diluted	$3,515	$2,549	$(6,296)	$(5,103)

Denominator:
Weighted-average common shares outstanding, basic	30,824	22,464	30,562	22,578
Weighted-average effect of dilutive securities	282	—	—	—
Weighted-average common shares outstanding, diluted	31,106	22,464	30,562	22,578
Earnings (loss) per share - diluted	$0.11	$0.11	$(0.21)	$(0.23)

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Shares underlying stock options excluded	972	1,904
Performance stock grants excluded because performance conditions have not been met (1)	929	932

(1)

Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months ended March 31, 2021 and 2020. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
CRD-A issued under the Non-Employee Director Stock Plan	92	81
CRD-A issued under the U.K. ShareSave Scheme	1	1

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2021 (the "2019 Repurchase Authorization"). The Company’s Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At March 31, 2021, the Company had remaining authorization to repurchase 493,198 shares under the 2019 Repurchase Authorization.

During the three months ended March 31, 2021, the Company repurchased 90,062 shares of CRD-A and 58,837 shares CRD-B at an average cost of $8.05 and $7.90, respectively. During the three months ended March 31, 2020, the Company repurchased 155,351 shares of CRD-A and 161,459 shares of CRD-B at an average cost of $8.42 and $8.42, respectively.

8. Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $822,000 for the three months ended March 31, 2021, and losses of $(818,000) for the three months ended March 31, 2020. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended March 31, 2021
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(30,792)	$(168,064)	$(198,856)
Other comprehensive income before reclassifications	10,638	—	10,638
Amounts reclassified from accumulated other comprehensive income to net income	—	1,952	1,952
Net current period other comprehensive income	10,638	1,952	12,590
Ending balance	$(20,154)	$(166,112)	$(186,266)

	Three Months Ended March 31, 2020
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(35,850)	$(171,057)	$(206,907)
Other comprehensive loss before reclassifications	(3,473)	—	(3,473)
Amounts reclassified from accumulated other comprehensive income to net income	—	1,928	1,928
Net current period other comprehensive (loss) income	(3,473)	1,928	(1,545)
Acquisition of noncontrolling interest	576	—	576
Ending balance	$(38,747)	$(169,129)	$(207,876)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2021
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,027	$10,027	$—	$—

Liabilities:
Contingent earnout liability (2)	8,786	—	—	8,786

(1)

The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)

The contingent earnout liability relates to business acquisitions by the Crawford Loss Adjusting and Crawford TPA Solutions operating segments. The fair value of the contingent earnout liability was estimated based on management’s future expectations of the acquirees achieving the eligible revenue and adjusted EBITDA targets as set forth in the purchase agreements, which is Level 3 data. The maximum possible earnout is $15,600,000. The change in the contingent earnout liability is primarily due to the business acquisition recorded during the three months ended March 31, 2021. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of each contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three months ended March 31, 2021. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Nonrecurring Fair Value Disclosures

During the first quarter of 2020, the Company identified a goodwill impairment indicator in its former Crawford Claims Solutions reporting unit as a result of lower operating results and the overall decline in market conditions as a result of the COVID-19 pandemic. As a result, the Company recognized a goodwill impairment of $17,674,000. The Company performed a goodwill impairment assessment immediately before and after the January 1, 2021 change in operating segments, neither of which resulted in any additional impairment charges.

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

10. Segment Information

Financial information for the three months ended March 31, 2021 and 2020 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Revenues:
Crawford Loss Adjusting	$112,537	$107,104
Crawford TPA Solutions	98,245	97,997
Crawford Platform Solutions	42,399	32,430
Total segment revenues before reimbursements	253,181	237,531
Reimbursements	8,974	8,515
Total revenues	$262,155	$246,046

Segment Operating Earnings
Crawford Loss Adjusting	$4,862	$672
Crawford TPA Solutions	4,716	6,298
Crawford Platform Solutions	4,601	3,139
Total segment operating earnings	14,179	10,109

Deduct:
Unallocated corporate and shared costs, net	(1,153)	(3,096)
Net corporate interest expense	(1,582)	(2,224)
Stock option expense	(140)	(290)
Amortization of customer-relationship intangible assets	(2,799)	(2,756)
Goodwill impairment	—	(17,674)
Restructuring costs	—	(5,714)
Income before income taxes	$8,505	$(21,645)

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

As of January 1, 2021, the Company realigned its operating segment manager responsibilities and reorganized its global service line structure to consist of Crawford Loss Adjusting, Crawford TPA Solutions, and Crawford Platform Solutions. The Company's revised reportable segments are comprised of the following:

•

Crawford Loss Adjusting, which services the global property and casualty market. This is comprised of the previously reported Crawford Claims Solutions segment, excluding both Networks (as defined below) and Crawford Legal Services, and including the Global Technical Services service line previously reported within Crawford Specialty Solutions.

•

Crawford TPA Solutions, which provides third party administration for workers' compensation, auto and liability, disability absence management, medical management, and accident and health to corporations, brokers and insurers worldwide. This is comprised of the previously reported Crawford TPA Solutions segment and the Crawford Legal Services service line previously reported within the Crawford Claims Solutions segment.

•

Crawford Platform Solutions, which consists of the Contractor Connection and Networks service lines and serves the global property and casualty insurance company markets. This is comprised of the previously reported Contractor Connection service line within Crawford Specialty Solutions and the Networks service line, which includes Catastrophe operations, WeGoLook, and certain international network businesses previously reported within the Crawford Claims Solutions segment.

The Crawford Loss Adjusting and Crawford TPA Solutions reportable segments represent the aggregation of certain geographic operating segments within those service lines.

Revenues before reimbursements by major service line in the Crawford TPA Solutions segment, which operates under the Broadspire brand globally, and the Crawford Platform Solutions segment are shown in the following table. The Company considers all Crawford Loss Adjusting revenues to be derived from one service line.

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Crawford TPA Solutions
Claims Management Services	$62,119	$55,928
Medical Management Services	36,126	42,069
Total Revenues before Reimbursements--Crawford TPA Solutions	$98,245	$97,997
Crawford Platform Solutions
Contractor Connection	$20,982	$19,038
Network Business	21,417	13,392
Total Revenues before Reimbursements--Crawford Platform Solutions	$42,399	$32,430

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2021, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,512,000.

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

12. Restructuring Costs

There were no restructuring costs for the three months ended March 31, 2021compared with $5,714,000 for the three months ended March 31, 2020. The 2020 costs related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of the Company’s workforce. The restructuring cost was comprised of $5,076,000 severance expense and related payroll taxes, and $638,000 asset impairment.

As of March 31, 2021, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring costs. The rollforward of these liabilities to March 31, 2021were as follows:

	Three months ended March 31, 2021
(in thousands)	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2020	$3,369	$590	$3,959
Additions			—
Adjustments to accruals	(230)	16	(214)
Cash payments	(1,288)	(98)	(1,386)
Ending balance, March 31, 2021	$1,851	$508	$2,359

13. Business Acquisitions

On November 1, 2020, the Company acquired 100% of HBA Group in Australia, including 100% of the stock in each of HBA Group’s entities HBA Legal, Pillion and Paratus. HBA Legal is a legal services provider that will complement the Company’s Crawford TPA Solutions segment in Australia. The purchase price included an initial cash payment of $4,026,000, net of working capital adjustment, and a maximum $3,200,000 payable in cash over the next four years based on achieving certain revenue and EBITDA performance goals as set forth in the purchase agreement. The acquisition was funded primarily through additional borrowings under the Company’s credit facility.

The financial results of certain of the Company’s international subsidiaries, including HBA Group, are included in the Company’s consolidated financial statements on a two-month delayed basis. Accordingly, the acquisition of HBA was reported as of January 1, 2021.

This acquisition was accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. As a result of the acquisition, the Company recognized net liabilities of ($880,000), definite-lived customer relationships of $1,574,000, and goodwill of $5,645,000. The customer relationships are amortized over an estimated life of 9 years. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

The preliminary valuation of the assets acquired and liabilities assumed for HBA Group is as follows:

(in thousands)	Opening Balance Sheet, Adjusted as of March 31, 2021

Assets
Cash and cash equivalents	$240
Accounts receivable, net	1,081
Unbilled revenue, at estimated billable amounts	598
Other current assets	87
Operating lease right-of-use assets, net	1,502
Property and equipment, net	118
Customer relationships	1,574
Goodwill	5,645
Total Assets	10,845

Liabilities
Accounts payable	501
Accrued expenses	1,116
Deferred revenue	659
Tax liabilities	472
Operating lease liability	1,502
Other liabilities	256
Total Liabilities	4,506
Net Assets Acquired	$6,339

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of March 31, 2021, the related condensed consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ investment for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated March 4, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP

May 5, 2021

lostItem 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2021 and 2020, and as of March 31, 2021, and December 31, 2020, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2020. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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

Subsequent to December 31, 2020, the Company has reorganized its global service line structure to consist of Crawford Loss Adjusting, Crawford TPA Solutions, and Crawford Platform Solutions. The Company's revised reportable segments are comprised of the following:

•

Crawford Loss Adjusting, which services the global property and casualty market. This is comprised of the previously reported Crawford Claims Solutions segment, excluding both Networks (as defined below) and Crawford Legal Services, and including the Global Technical Services service line previously reported within Crawford Specialty Solutions.

•

Crawford TPA Solutions, which provides third party administration for workers' compensation, auto and liability, disability absence management, medical management, and accident and health to corporations, brokers and insurers worldwide. This is comprised of the previously reported Crawford TPA Solutions segment and the Crawford Legal Services service line previously reported within the Crawford Claims Solutions segment.

•

Crawford Platform Solutions, which consists of the Contractor Connection and Networks service lines and serves the global property and casualty insurance company markets. This is comprised of the previously reported Contractor Connection service line within Crawford Specialty Solutions and the Networks service line, which includes Catastrophe operations, WeGoLook, and certain international network businesses previously reported within the Crawford Claims Solutions segment.

As discussed in more detail in subsequent sections of this MD&A, our three reportable segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements increased $15.7 million, or 6.6%, for the three months ended March 31, 2021 compared with the same period of 2020. This increase was primarily due to an increase in weather related activity and an increase in new client growth in our Crawford Loss Adjusting and Crawford Platform Solutions operating segments, partially offset by the continued economic impact of the COVID-19 pandemic in our Crawford TPA Solutions segment. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $5.3 million, or 2.2%, for the three months ended March 31, 2021 as compared with the prior year period. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three months ended March 31, 2021.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended March 31, 2020
(in thousands, except percentages)	March 31, 2021	March 31, 2020	Variance	March 31, 2021	% Variance
Revenues:
Crawford Loss Adjusting	$112,537	$107,104	5.1%	$108,874	1.7%
Crawford TPA Solutions	98,245	97,997	0.3%	96,952	(1.1)%
Crawford Platform Solutions	42,399	32,430	30.7%	42,089	29.8%
Total revenues before reimbursements	253,181	237,531	6.6%	247,915	4.4%
Reimbursements	8,974	8,515	5.4%	8,765	2.9%
Total Revenues	$262,155	$246,046	6.5%	$256,680	4.3%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $10.4 million, or 4.4%, for the three months ended March 31, 2021. Revenues from the Crawford Loss Adjusting segment increased in the three months ended March 31, 2021 due to an increase in weather related cases in the U.S. and Australia, partially offset by the sale of Lloyd Warwick International (“LWI”) in June 2020. Revenues from the Crawford TPA Solutions segment increased slightly for the quarter due to the change in foreign exchange rates. Based on constant exchange rates there was a decrease in Crawford TPA Solutions revenues, primarily in the U.S. and Canada as a result of the economic impact of COVID-19, partially offset by increased revenues from recent acquisitions. Revenues from the Crawford Platform Solutions segment increased primarily due to an increase in weather related cases in the U.S. and new client growth. There was a net $2.0 million positive increase in total company revenues in the 2021 first quarter as a result of acquisitions and dispositions in 2020 and 2021. See Note 13, “Business Acquisitions” of our accompanying consolidated financial statements for more details on this activity.

The Company estimates that COVID-19 negatively impacted its revenues in the range of $5.0 to $10.0 million for the three months ended March 31, 2021 as compared with the prior year period. We expect the ongoing global economic slowdown resulting from COVID-19 could have a material impact to our results of operations, financial condition, and cash flows in one or more future quarters.

Overall, there was an increase in cases received of 0.5% for the three months ended March 31, 2021 compared with the 2020 period, primarily due to the increase in weather related activity in the U.S. As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new clients or weather related activity.

Cases received are presented below by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2021	March 31, 2020	Variance
Crawford Loss Adjusting	85,552	83,101	2.9%
Crawford TPA Solutions	188,274	207,486	(9.3)%
Crawford Platform Solutions	115,964	97,088	19.4%
Total Crawford Cases Received	389,790	387,675	0.5%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three months ended March 31, 2021:

		Three Months Ended
		March 31, 2021		March 31, 2020
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$145,402	57.4%	$134,446	56.6%
U.K.	GBP	32,223	12.7%	32,383	13.6%
Canada	CAD	21,234	8.4%	25,220	10.6%
Australia	AUD	24,210	9.6%	16,906	7.1%
Europe	EUR	13,264	5.2%	13,389	5.6%
Rest of World		16,848	6.7%	15,187	6.5%
Total Revenues, before reimbursements		$253,181		$237,531

Costs of services provided, before reimbursements, increased $7.6 million or 4.3% for the three months ended March 31, 2021, as compared with the same period of 2020. This increase was primarily due to an increase in compensation expense, including incentive compensation and other costs in each of our operating segments resulting from the higher revenues, and the impact of recent acquisitions.

Selling, general, and administrative ("SG&A") expenses increased $2.9 million or 5.3% in the three months ended March 31, 2021 compared with the 2020 period. This increase was due to an increase in compensation expense, including incentive compensation, an increase in centralized data processing costs, and the impact of recent acquisitions.

We received a benefit from the Canada Emergency Wage Subsidy totaling $1.9 million in the three months ended March 31, 2021. This subsidy is recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on classification of the employees.

We recognized a pretax non-cash goodwill impairment in the 2020 first quarter totaling $17.7 million related to our former Crawford Claims Solutions reporting unit, which is now within the Crawford Loss Adjusting reportable segment. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense. There was no goodwill impairment in 2021.

We recognized pretax restructuring costs totaling $5.7 million in the 2020 first quarter, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring costs was comprised of $5.1 million severance expense and related payroll taxes, and $0.6 million asset impairment. There were no restructuring costs in 2021.

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

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

Administrative functions such as finance, human resources, information technology, quality and compliance, exist both in a centralized shared-service arrangement and within certain operations. Each of these functions is managed by centralized management and the costs of those services is allocated to the segments as indirect costs based on usage.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, goodwill impairment, and restructuring costs follows the discussion and analysis of the results of operations of our three operating segments.

Segment Revenues

In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are reported on a gross basis when reporting revenues and expenses, respectively, in our unaudited Condensed Consolidated Statements of Operations. In the discussion and analysis of results of operations which follows, we do not include a gross up of expenses and revenues for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings. A reconciliation of revenues before reimbursements to total revenues determined in accordance with GAAP is presented on the face of the accompanying unaudited Condensed Consolidated Statements of Operations.

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

Operating results for our Crawford Loss Adjusting, Crawford TPA Solutions, and Crawford Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2021	March 31, 2020
Revenues:
Crawford Loss Adjusting	$112,537	$107,104
Crawford TPA Solutions	98,245	97,997
Crawford Platform Solutions	42,399	32,430
Total Revenues before reimbursements	253,181	237,531
Reimbursements	8,974	8,515
Total Revenues	$262,155	$246,046
Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Loss Adjusting	$73,585	$70,573
% of related revenues before reimbursements	65.4%	65.9%
Crawford TPA Solutions	62,955	61,400
% of related revenues before reimbursements	64.1%	62.7%
Crawford Platform Solutions	27,369	20,409
% of related revenues before reimbursements	64.6%	62.9%
Total	$163,909	$152,382
% of Revenues before reimbursements	64.7%	64.2%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Loss Adjusting	$34,090	$35,859
% of related revenues before reimbursements	30.3%	33.5%
Crawford TPA Solutions	30,574	30,299
% of related revenues before reimbursements	31.1%	30.9%
Crawford Platform Solutions	10,429	8,882
% of related revenues before reimbursements	24.6%	27.4%
Total before reimbursements	75,093	75,040
% of Revenues before reimbursements	29.7%	31.6%
Reimbursements	8,974	8,515
Total	$84,067	$83,555
% of Revenues	32.1%	34.0%
Segment Operating Earnings:
Crawford Loss Adjusting	$4,862	$672
% of related revenues before reimbursements	4.3%	0.6%
Crawford TPA Solutions	4,716	6,298
% of related revenues before reimbursements	4.8%	6.4%
Crawford Platform Solutions	4,601	3,139
% of related revenues before reimbursements	10.9%	9.7%
Deduct:
Unallocated corporate and shared costs, net	(1,153)	(3,096)
Net corporate interest expense	(1,582)	(2,224)
Stock option expense	(140)	(290)
Amortization of customer-relationship intangible assets	(2,799)	(2,756)
Goodwill impairment	—	(17,674)
Restructuring costs	—	(5,714)
Income (loss) before income taxes	8,505	(21,645)
(Provision) benefit for income taxes	(2,471)	8,486
Net income (loss)	6,034	(13,159)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	30	1,760
Net income (loss) attributable to shareholders of Crawford & Company	$6,064	$(11,399)

CRAWFORD LOSS ADJUSTING SEGMENT

Operating earnings in our Crawford Loss Adjusting segment increased to $4.9 million, or 4.3% of revenues before reimbursements, for the three months ended March 31, 2021, compared with 2020 operating earnings of $0.7 million, or 0.6% of revenues before reimbursements. The increase in operating earnings in 2021 was due to an increase in weather related cases and a reduction in administrative support expenses. There was a $0.6 million expense benefit in the three months ended March 31, 2021 as a result of the Canada Emergency Wage Subsidy (“CEWS”).

Excluding centralized indirect support costs, gross profit increased from $22.5 million, or 21.0% of revenues before reimbursements in 2020, to $25.4 million, or 22.6% of revenues before reimbursements, in the three months ended March 31, 2021, due primarily to the increase in revenues.

Operating results for our Crawford Loss Adjusting segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended March 31,	2021	2020	Variance
Revenues	$112,537	$107,104	5.1%
Direct expenses	87,098	84,587	3.0%
Gross profit	25,439	22,517	13.0%
Indirect expenses	20,577	21,845	(5.8)%
Total Crawford Loss Adjusting Operating Earnings	$4,862	$672	623.5%

Gross profit margin	22.6%	21.0%	1.6%
Operating margin	4.3%	0.6%	3.7%

Revenues before Reimbursements

Crawford Loss Adjusting segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2020
(in thousands, except percentages)	March 31, 2021	March 31, 2020	Variance	March 31, 2021	Variance
U.S.	$34,985	$30,478	14.8%	$34,985	14.8%
U.K.	24,898	26,192	(4.9)%	24,178	(7.7)%
Australia	17,094	14,793	15.6%	15,600	5.5%
Canada	13,606	15,645	(13.0)%	12,850	(17.9)%
Europe	12,591	12,080	4.2%	11,793	(2.4)%
Rest of World	9,363	7,916	18.3%	9,468	19.6%
Total Crawford Loss Adjusting Revenues before Reimbursements	$112,537	$107,104	5.1%	$108,874	1.7%

Revenues before reimbursements from our Crawford Loss Adjusting segment totaled $112.5 million in the three months ended March 31, 2021, compared with $107.1 million in the 2020 period. This increase was due to an increase in weather related cases in the U.S. and Australia. Changes in foreign exchange rates resulted in an increase of our Crawford Loss Adjusting segment revenues by approximately 3.4%, or $3.7 million, for the three months ended March 31, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford Loss Adjusting segment revenues would have been $108.9 million for the three months ended March 31, 2021. There was also a $2.1 million net decrease, or 2.0% reduction in Crawford Loss Adjusting revenues in the quarter as a result of recent acquisitions and dispositions, consisting primarily of the sale of LWI in June 2020, partially offset by revenues from the acquisition of Crawford Carvallo in Chile in October 2020. There was an increase in segment unit volume, measured principally by cases received, of 2.9% for the three months ended March 31, 2021, compared with the 2020 period. Changes in product mix and in the rates charged for those services accounted for a 0.8% revenue increase for the three months ended March 31, 2021 compared with the same period in 2020.

The increase in revenues in the U.S. for the three months ended March 31, 2021 was due to the increase in weather related cases in the 2021 period. Based on constant foreign exchange rates, there was a decrease in revenues in the U.K. for 2021 compared with 2020 primarily due to the LWI disposition in June 2020. Revenues in Canada decreased in 2021 due to the continued negative economic impact of COVID-19. There was an increase in revenues in Australia due to an increase in weather related cases. There was a decrease in revenues in Europe in 2021 due to a change in the mix of services provided in Norway and Italy. The increase in revenues in Rest of World for the three months ended March 31, 2021, compared with the 2020 period, was primarily due to the acquisition in Chile in October 2020, partially offset by a decrease in Asia.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Loss Adjusting segment, which are included in total Company revenues, were $5.9 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in reimbursed expenses was due to a reduced use of third parties in the 2021 period.

Case Volume Analysis

Crawford Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2021	March 31, 2020	Variance
U.S.	35,493	34,445	3.0%
U.K.	15,835	13,012	21.7%
Australia	11,997	11,858	1.2%
Europe	8,539	9,485	(10.0)%
Rest of World	7,366	6,310	16.7%
Canada	6,322	7,991	(20.9)%
Total Crawford Loss Adjusting Cases Received	85,552	83,101	2.9%

Overall, there was an increase in cases received of 2.9% for the three months ended March 31, 2021, compared with the 2020 period. The increase in U.S. case volumes was due to an increase in weather related activity. The U.K. case volumes were higher in the 2021 period due to new client growth and a change in the mix of services provided. The decrease in Canada was due to the impact of COVID-19 and a change in the mix of services provided. There was an increase in cases in Australia due to an increase in weather related activity in the current year. There was a decrease in cases received in Europe in 2021 due to a change in the mix of services provided. There was an increase in cases received in Rest of World primarily due to our acquisition in Chile in the 2020 fourth quarter.

As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 65.4% for the three months ended March 31, 2021 compared with 65.9% for the 2020 period. The total dollar amount of these expenses increased to $73.6 million for the three months ended March 31, 2021 from $70.6 million for the comparable 2020 period. The increase in amounts was due to the increased revenues and change in foreign exchange rates, and the slight decrease in the percentage of revenues before reimbursements is due to improved employee utilization. There was a benefit of $0.6 million in the three months ended March 31, 2021 as a result of CEWS. There was an average of 3,399 full-time equivalent employees in this segment in the three months ended March 31, 2021 compared with an average of 3,388 in the 2020 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $34.1 million for the three months ended March 31, 2021 compared with $35.9 million for the 2020 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 30.3% for the three months ended March 31, 2021 compared with 33.5% for the 2020 period. This decrease was due to cost reduction initiatives that resulted in lower administrative support expenses.

CRAWFORD TPA SOLUTIONS SEGMENT

Our Crawford TPA Solutions segment, which operates under the Broadspire brand globally, reported operating earnings of $4.7 million, or 4.8% of revenues before reimbursements, for the three months ended March 31, 2021 as compared with $6.3 million, or 6.4% of revenues before reimbursements, for the first quarter of 2020. This decrease was due to lower revenues resulting from the continued negative economic impact of COVID-19 in the U.S. and Canada, partially offset by lower operating and administrative costs. There was a benefit of $0.3 million in the three months ended March 31, 2021 as a result of CEWS.

Excluding centralized indirect support costs, first quarter gross profit decreased from $20.4 million, or 20.8% of revenues before reimbursements, in 2020 to $19.2 million, or 19.5% of revenues before reimbursements, in 2021.

Operating results for our Crawford TPA Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended March 31,	2021	2020	Variance
Revenues	$98,245	$97,997	0.3%
Direct expenses	79,070	77,634	1.8%
Gross profit	19,175	20,363	(5.8)%
Indirect expenses	14,459	14,065	2.8%
Total Crawford TPA Solutions Operating Earnings	$4,716	$6,298	(25.1)%

Gross profit margin	19.5%	20.8%	(1.3)%
Operating margin	4.8%	6.4%	(1.6)%

Revenues before Reimbursements

Crawford TPA Solutions revenues are derived from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2020
(in thousands, except percentages)	March 31, 2021	March 31, 2020	Variance	March 31, 2021	Variance
U.S.	$74,276	$78,093	(4.9)%	$74,276	(4.9)%
Europe and Rest of World	13,904	9,442	47.3%	13,041	38.1%
Canada	5,186	6,449	(19.6)%	4,899	(24.0)%
U.K.	4,879	4,013	21.6%	4,736	18.0%
Total Crawford TPA Solutions Revenues before Reimbursements	$98,245	$97,997	0.3%	$96,952	(1.1)%

Revenues before reimbursements from our Crawford TPA Solutions segment totaled $98.2 million in the three months ended March 31, 2021 compared with $98.0 million in the 2020 period. This slight increase was primarily due to the change in foreign exchange rates, which resulted in an increase of our Crawford TPA Solutions segment revenues by approximately 1.4%, or $1.3 million, as compared with the 2020 period. Based on constant foreign exchange rates, there was a decrease in revenues in the U.S. and Canada due to the impact of COVID-19 and a decline in Medical Management revenues, partially offset by a $4.2 million increase in revenues due to recent acquisitions in Chile and Australia, or 4.3% of TPA Solutions revenues before reimbursements. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 9.3% for the three months ended March 31, 2021 compared with the same period of 2020. Changes in product mix and in the rates charged for those services accounted for a 3.9% revenue increase for the 2021 first quarter compared with the 2020 period.

The decrease in revenues in the U.S. for the three months ended March 31, 2021 was due to a decrease in case volumes as a result of COVID-19 economic conditions and a reduction of Medical Management utilization. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. due to client case volume increases in our legal services service line. Revenues in Canada decreased in the current year primarily due to a decrease in case volumes as a result of COVID-19 economic conditions and the loss of a client. Revenues increased in Europe and Rest of World in 2021 primarily due to recent acquisitions in Chile and Australia which strengthened our legal services offerings in those countries.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment were $2.6 million for the three months ended March 31, 2021, compared with $2.2 million in the comparable 2020 period. The increase in reimbursed expenses in the 2021 period was due to an increased use of third parties from the recent acquisitions.

Case Volume Analysis

Crawford TPA Solutions unit volumes by geographic region, as measured by cases received, for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2021	March 31, 2020	Variance
U.S.	125,176	126,673	(1.2)%
Europe and Rest of World	39,725	48,953	(18.9)%
U.K.	13,744	12,736	7.9%
Canada	9,629	19,124	(49.6)%
Total Crawford TPA Solutions Cases Received	188,274	207,486	(9.3)%

Overall case volumes were 9.3% lower for the three months ended March 31, 2021, compared with 2020, due to decreases in Canada and Europe. The decreases in the U.S. and Canada were primarily due to the continued negative impact from COVID-19 economic conditions. The decrease in cases received in Europe and Rest of World was due to a decrease in high-frequency, low-complexity cases received in Germany, partially offset by an increase in cases from recent acquisitions. The increase in cases in the U.K. was due to an increase in liability cases.

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

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended March 31, 2021, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 62.7% in 2020 to 64.1% in 2021. The total dollar amount of these expenses increased to $63.0 million for the three months ended March 31, 2021 from $61.4 million for the comparable 2020 period. The increase in the amount was due to an increase in average full-time equivalent employees and the recent acquisitions. The increase in expense as a percent of revenues before reimbursements is due to the lower revenues in 2021. There was a benefit of $0.3 million in the three months ended March 31, 2021 as a result of CEWS. Average full-time equivalent employees in this segment totaled 3,494 in the first three months ended March 31, 2021, compared with 3,224 in the comparable 2020 period, increasing primarily due to recent acquisitions.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford TPA Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 31.1% for the three months ended March 31, 2021, compared with 30.9% in the comparable 2020 period. The amount of these expenses increased slightly from $30.3 million for the three months ended March 31, 2020 to $30.6 million in 2021. The slight increase in expenses as a percent of revenues in the first quarter was due to lower revenues.

CRAWFORD PLATFORM SOLUTIONS SEGMENT

Our Crawford Platform Solutions segment reported operating earnings of $4.6 million for the three months ended March 31, 2021, increasing over operating earnings of $3.1 million in the comparable 2020 period. The related segment operating margin increased from 9.7% for the three months ended March 31, 2020, to 10.9% in the comparable 2021 period. This increase was primarily due to an increase in revenues in our Networks service line as a result of an increase in weather related case activity and new client growth in the U.S., and also an increase in revenues in our Contractor Connection service line. There was an immaterial benefit in the three months ended March 31, 2021 as a result of CEWS.

Excluding indirect support costs, gross profit in the first quarter increased from $7.4 million, or 22.8% of revenues before reimbursements in 2020 to $9.8 million, or 23.0% of revenues before reimbursements, in 2021.

Operating results for our Crawford Platform Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended March 31,	2021	2020	Variance
Revenues	$42,399	$32,430	30.7%
Direct expenses	32,642	25,040	30.4%
Gross profit	9,757	7,390	32.0%
Indirect expenses	5,156	4,251	21.3%
Total Crawford Platform Solutions Operating Earnings	$4,601	$3,139	46.6%

Gross profit margin	23.0%	22.8%	0.2%
Operating margin	10.9%	9.7%	1.2%

Revenues before Reimbursements

Crawford Platform Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2020
(in thousands, except percentages)	March 31, 2021	March 31, 2020	Variance	March 31, 2021	Variance
U.S.	$36,141	$25,875	39.7%	$36,141	39.7%
U.K.	2,446	2,178	12.3%	2,384	9.5%
Canada	2,442	3,126	(21.9)%	2,307	(26.2)%
Rest of World	1,370	1,251	9.5%	1,257	0.5%
Total Crawford Platform Solutions Revenues before Reimbursements	$42,399	$32,430	30.7%	$42,089	29.8%

Revenues before reimbursements from our Crawford Platform Solutions segment totaled $42.4 million in the three months ended March 31, 2021, compared with $32.4 million in the 2020 period. This increase was primarily due to an increase in weather related case volumes in the U.S. and an increase in new client growth. Changes in foreign exchange rates resulted in a slight increase of our Crawford Platform Solutions segment revenues by approximately 0.9%, or $0.3 million, for the three months ended March 31, 2021, as compared with 2020. Absent foreign exchange fluctuations, Crawford Platform Solutions segment revenues would have been $42.1 million for the three months ended March 31, 2021. Overall case volumes were 19.4% higher for the three months ended March 31, 2021, compared with the same period of 2020. 8.7% of the increase was due to an increase of 8,400 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 10,400, or 10.7%, in Crawford Platform Solutions cases received in 2021. Revenues in our U.S. Crawford Networks segment include revenues where we provide staff augmentation for our clients, which resulted in $7.6 million of revenues in the 2021 quarter, or a 23.3% increase in Crawford Platform Solutions revenue. The revenues from these clients do not typically result in cases received. Changes in product mix and in the rates charged for those services accounted for a 4.2% revenue decrease for the three months ended March 31, 2021 compared with the same period in 2020, due to the increase in high-frequency, low severity revenues.

The increase in revenues in the U.S. for the three months ended March 31, 2021 was due to an increase in weather related case activity. On a constant currency basis, there was a revenue increase in the U.K. in 2021 due to an increase in our Contractor Connection service line. Revenues in Canada decreased in the 2021 period compared with 2020 due to the impact of COVID-19, partially offset by new client growth. There was a slight increase in revenues in Rest of World due to an increase in weather related cases in Australia.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Platform Solutions segment were $0.5 million for the three months ended March 31, 2021 compared with $0.1 million in the comparable 2020 period. This increase was due to the increase in revenues in 2021.

Case Volume Analysis

Crawford Platform Solutions unit volumes by geographic region, as measured by cases received, for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2021	March 31, 2020	Variance
U.S.	91,518	78,485	16.6%
Canada	16,948	11,578	46.4%
Rest of World	3,846	4,792	(19.7)%
U.K.	3,652	2,233	63.5%
Total Crawford Platform Solutions Cases Received	115,964	97,088	19.4%

Overall case volumes were 19.4% higher in the three months ended March 31, 2021 compared with 2020 due to increases in the U.S., Canada and U.K. 8.7% of the increase was due to an increase of 8,400 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 10,400, or 10.7%, in Crawford Platform Solutions cases received in 2021. The increase in U.S. case volumes in the three months ended March 31, 2021 was primarily due to an increase in weather related case activity. A portion of the increase in revenues in the U.S. is the result of new client growth, however the revenues generated for these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The U.K. case volumes were higher in the three months ended March 31, 2021 due to an increase in assignments to our Contractor Connection service line. There was an increase in cases received in Canada late in the first quarter from a new client that should be reflected as revenue in future periods. Cases received in Rest of World was lower in the three months ended March 31, 2021 due to a decrease in Europe.

As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 64.6% in the 2021 quarter compared with 62.9% in the 2020 quarter. The dollar amount of these expenses was $27.4 million for the 2021 quarter and $20.4 million for the comparable 2020 period. The increase in costs was due to the higher revenues in the current year and increased compensation expense to support client growth. The increase in the percentage of revenues before reimbursements in the current year was due to the change in product mix and higher compensation expense to support the new client growth. There was an average of 1,054 full-time equivalent employees in Crawford Platform Solutions in the 2021 three month period, compared with an average of 998 for the comparable 2020 three month period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 24.6% of Crawford Platform Solutions revenues before reimbursements for the three months ended March 31, 2021 compared with 27.4% for the comparable period in 2020. The dollar amount of these expenses increased to $10.4 million in the 2021 first quarter as compared with $8.9 million in the 2020 period. The increase in the amount in 2021 was due to the higher revenues and the change in foreign exchange rates. The decrease in the expense as a percent of revenues before reimbursements in 2021 is due to the higher revenues and a decrease in travel and entertainment expense and other administrative support costs.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. We estimate that our effective income tax rate for 2021 will be approximately 29% to 31% after considering known discrete items as of March 31, 2021.

The provision for income taxes on consolidated income before income tax totaled a provision of $2.5 million and a benefit of $(8.5) million for the three months ended March 31, 2021 and 2020, respectively. The overall effective tax rate decreased to 29.1% for the three months ended March 31, 2021 compared with 39.2% for the 2020 period primarily due to the impact of goodwill impairment in the prior year period.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $1.6 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively. Interest income was below $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.8 million for each of the three months ended March 31, 2021 and 2020. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2021 and 2020, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.

Unallocated corporate and shared costs were $1.2 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. The decrease for the first quarter was due to a $1.4 million decrease in self-insurance expenses and a $1.0 million credit from the Canada Emergency Wage Subsidy, partially offset by a $0.5 million increase in incentive compensation.

Goodwill Impairment

There was no goodwill impairment in 2021. We recognized a pretax non-cash goodwill impairment in the 2020 first quarter totaling $17.7 million related to our former Crawford Claims Solutions reporting unit, which is within our Loss Adjusting reportable segment. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense. See Note 9, "Fair Value Measurements" of our accompanying consolidated financial statements for further discussion about goodwill impairment.

Restructuring Costs

There were no restructuring costs in 2021. We recognized pretax restructuring costs totaling $5.7 million in the 2020 first quarter, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring cost was comprised of $5.1 million severance expense and related payroll taxes, and $0.6 million asset impairment. See Note 12, "Restructuring Costs" of our accompanying consolidated financial statements for further discussion about restructuring costs.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At March 31, 2021, our working capital balance (current assets less current liabilities) was approximately $79.9 million, an increase of $20.7 million from the working capital balance at December 31, 2020. Our cash and cash equivalents were $42.7 million at March 31, 2021, compared with $44.7 million at December 31, 2020.

Cash and cash equivalents as of March 31, 2021 consisted of $17.4 million held in the U.S. and $25.3 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. During 2020, the Company changed its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by/Used in Operating Activities

Cash provided by operating activities was $1.6 million for the three months ended March 31, 2021, compared with a use of $8.0 million in the comparable period of 2020. The increase in cash provided by operating activities was primarily due to higher net income, lower pension contributions and other working capital requirements in 2021, including a benefit related to the Canada Emergency Wage Subsidy, compared with the same period of 2020.

Cash Used in Investing Activities

Cash used in investing activities was $5.7 million for the three months ended March 31, 2021, compared with $7.5 million used in the first three months of 2020. The decrease in use for 2021 was due to the settlement of certain company-owned life insurance policies and a decrease in capital expenditures, offset by cash paid for the acquisition of HBA Legal in the 2021 period.

Cash Provided by Financing Activities

Cash provided by financing activities was $0.6 million for the three months ended March 31, 2021, compared with $47.2 million for the 2020 period. We paid $3.2 million in dividends in the three months ended March 31, 2021 compared with $3.3 million in the 2020 period. During the first three months of 2021, there was a decrease of $5.4 million of net borrowing from our revolving credit facility, compared with a net increase during the first three months of 2020 of $53.3 million, due the economic uncertainty in the 2020 period. Share repurchases totaled $1.2 million in the 2021 period, compared with $2.7 million for the first three months of 2020.

Other Matters Concerning Liquidity and Capital Resources

As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $317.1 million at March 31, 2021. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. However, certain events, such as the COVID-19 pandemic, could impact the level and timing of our short-term debt obligations in the future. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $119.2 million as of March 31, 2021 compared with $113.6 million at December 31, 2020.

Our liquidity is defined as cash on hand and borrowing capacity under our Amended and Restated Credit Agreement with Wells Fargo, as amended (the “Credit Agreement”) based on our trailing twelve month EBITDA, as defined in our Credit Agreement. At March 31, 2021, we had $42.7 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $232.6 million, resulting in total liquidity of $275.3 million at March 31, 2021. We have not applied for governmental loans to support the Company’s operations but did take advantage of certain aspects of the CARES Act in 2020, such as the deferral of payroll tax deposits. In addition, there are numerous international legislative responses that we continue to evaluate, such as the Canadian Emergency Wage Subsidy program where we have received a benefit during 2020 and 2021, among other enactments.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $51.6 million and overfunded by $36.8 million, respectively, at December 31, 2020, based on accumulated benefit obligations of $448.6 million and $267.0 million for the U.S. Qualified Plan and the U.K. plans, respectively.

For the three months ended March 31, 2021, the Company made no contributions to its U.S. defined benefit pension plan and $0.2 million to its U.K defined benefit pension plans. During the comparable period in 2020 the Company made $3.0 million in contributions to the U.S. defined benefit pension plan and $0.2 million was contributed to the U.K. defined benefit plans. The Company expects to make $9.0 million contributions to its U.S. defined benefit pension plan in 2021 but does not expect to make any additional contributions to its U.K. plans during the remainder of 2021. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the three months ended March 31, 2021, we paid $3.2 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, the impact of the COVID-19 pandemic on our business, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2021, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2020 were as follows:

•

Unbilled revenues increased $6.6 million excluding foreign currency exchange impacts. This increase was primarily due to an increase in weather related activity in the U.S. and Australia in our Crawford Loss Adjusting and Platform Solutions segments.

•	Accounts payable and accrued liabilities decreased $8.0 million excluding foreign exchange impacts. The decrease is primarily due to the timing of employee incentive payments.
•	Accrued retirement costs decreased $5.5 million excluding foreign exchange impacts. The decrease is related to the timing of annual payments such as our 401K match program.

At March 31, 2021, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we have certain material obligations under operating lease agreements to which we are a party. The Company records operating lease-related assets and liabilities on our unaudited Condensed Consolidated Balance Sheets.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as set forth below, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Standards Adopted

Additional information related to adoption of accounting standards is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Pending Adoption of New Accounting Standards

Additional information related to pending adoption of recently issued accounting standards is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on May 9, 2019 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). The Company’s Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2020, the Company has purchased 148,899 shares pursuant to the 2019 Repurchase Authorization. As of March 31, 2021, the Company was authorized to repurchase 493,198 shares under the 2019 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of December 31, 2020				642,097
January 1, 2021 - January 31, 2021
CRD-A	61,170	$7.82	61,170
CRD-B	38,830	$7.59	38,830
Totals of January 31, 2021				542,097
February 1, 2021 - February 28, 2021
CRD-A	28,892	$8.55	28,892
CRD-B	20,007	$8.48	20,007
Totals of February 28, 2021				493,198
March 1, 2021 - March 31, 2021
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of March 31, 2021	148,899		148,899	493,198

Item 6. Exhibits

Exhibit
No.	Description
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	May 5, 2021	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2021	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)