Form 10-Q
period 2021-06-30
CRAWFORD & CO
filed 2021-08-03
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2021

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

Yes ☐          No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of July 27, 2021, was as follows:

Class A Common Stock, $1.00 par value: 30,673,403

Class B Common Stock, $1.00 par value: 22,414,216

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2021

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2021	2020
Revenues:

Revenues before reimbursements	$267,457	$234,416
Reimbursements	9,088	8,459
Total Revenues	276,545	242,875

Costs and Expenses:

Costs of services provided, before reimbursements	193,157	163,598
Reimbursements	9,088	8,459
Total costs of services	202,245	172,057

Selling, general, and administrative expenses	58,658	55,508

Corporate interest expense, net of interest income of $318 and $0, respectively	1,213	2,452

Loss on disposition of business	—	341

Total Costs and Expenses	262,116	230,358

Other Income (Expense), net	964	(84)

Income Before Income Taxes	15,393	12,433

Provision for Income Taxes	3,590	6,311

Net Income	11,803	6,122

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	(23)	(224)

Net Income Attributable to Shareholders of Crawford & Company	$11,780	$5,898

Earnings Per Share - Basic:
Class A Common Stock	$0.22	$0.11
Class B Common Stock	$0.22	$0.11

Earnings Per Share - Diluted:
Class A Common Stock	$0.22	$0.11
Class B Common Stock	$0.22	$0.11

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,826	30,521
Class B Common Stock	22,445	22,510

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,997	30,690
Class B Common Stock	22,445	22,510

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020
Revenues:

Revenues before reimbursements	$520,638	$471,947
Reimbursements	18,062	16,974
Total Revenues	538,700	488,921

Costs and Expenses:

Costs of services provided, before reimbursements	378,359	341,202
Reimbursements	18,062	16,974
Total costs of services	396,421	358,176

Selling, general, and administrative expenses	117,360	111,262

Corporate interest expense, net of interest income of $349 and $33, respectively	2,795	4,676

Goodwill impairment	—	17,674

Restructuring costs	—	5,714

Loss on disposition of business	—	341

Total Costs and Expenses	516,576	497,843

Other Income (Expense), net	1,774	(290)

Income (Loss) Before Income Taxes	23,898	(9,212)

Provision (Benefit) for Income Taxes	6,061	(2,175)

Net Income (Loss)	17,837	(7,037)

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	7	1,536

Net Income (Loss) Attributable to Shareholders of Crawford & Company	$17,844	$(5,501)

Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.33	$(0.10)
Class B Common Stock	$0.33	$(0.12)

Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.33	$(0.10)
Class B Common Stock	$0.33	$(0.12)

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,825	30,541
Class B Common Stock	22,454	22,544

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,897	30,541
Class B Common Stock	22,454	22,544

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended June 30,
(In thousands)	2021	2020
Net Income	$11,803	$6,122

Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	2,184	(3,221)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $664 and $650, respectively	1,877	1,885

Other Comprehensive Income (Loss)	4,061	(1,336)

Comprehensive Income	15,864	4,786

Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(53)	153

Comprehensive Income Attributable to Shareholders of Crawford & Company	$15,811	$4,939

	Six Months Ended June 30,
(In thousands)	2021	2020

Net Income (loss)	$17,837	$(7,037)

Other Comprehensive Income (loss):
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	12,808	(6,693)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,330 and $1,301, respectively	3,829	3,813

Other Comprehensive Income (Loss)	16,637	(2,880)

Comprehensive Income (Loss)	34,474	(9,917)

Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(9)	1,912

Comprehensive Income (Loss) Attributable to Shareholders of Crawford & Company	$34,465	$(8,005)

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$44,708	$44,656
Accounts receivable, less allowance for expected credit losses of $9,046 and $9,464, respectively	124,651	123,060
Unbilled revenues, at estimated billable amounts	115,489	103,528
Income taxes receivable	1,785	1,269
Prepaid expenses and other current assets	32,739	29,490
Total Current Assets	319,372	302,003
Net Property and Equipment	34,107	36,402
Other Assets:
Operating lease right-of-use assets, net	106,433	109,315
Goodwill	74,728	66,537
Intangible assets arising from business acquisitions, net	69,316	71,176
Capitalized software costs, net	72,048	71,021
Deferred income tax assets	25,501	25,595
Other noncurrent assets	69,084	70,935
Total Other Assets	417,110	414,579
TOTAL ASSETS	$770,589	$752,984

*        Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$7,084	$1,837
Accounts payable	40,786	41,544
Accrued compensation and related costs	71,003	81,848
Self-insured risks	11,147	11,390
Income taxes payable	—	5,822
Operating lease liability	30,193	32,745
Other accrued liabilities	43,652	40,375
Deferred revenues	28,365	27,233
Total Current Liabilities	232,230	242,794
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	117,878	111,758
Operating lease liability	92,467	93,228
Deferred revenues	23,923	24,136
Accrued pension liabilities	44,223	53,886
Other noncurrent liabilities	44,314	40,254
Total Noncurrent Liabilities	322,805	323,262
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,723 and 30,847 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	30,723	30,847
Class B common stock, $1.00 par value; 50,000 shares authorized; 22,429 and 22,510 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	22,429	22,510
Additional paid-in capital	70,813	67,193
Retained earnings	274,033	265,245
Accumulated other comprehensive loss	(182,235)	(198,856)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	215,763	186,939
Noncontrolling interests	(209)	(11)
Total Shareholders' Investment	215,554	186,928
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$770,589	$752,984

*        Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$17,837	$(7,037)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,942	19,450
Goodwill impairment	—	17,674
Loss on disposition of business	—	341
Stock-based compensation	3,563	1,998
Changes in operating assets and liabilities:
Accounts receivable, net	3,111	5,473
Unbilled revenues, net	(7,026)	(7,000)
Accrued or prepaid income taxes	(7,424)	(6,806)
Accounts payable and accrued liabilities	(11,331)	(3,405)
Deferred revenues	(189)	(457)
Accrued retirement costs	(9,879)	(4,975)
Prepaid expenses and other operating activities	928	(3,224)
Net cash provided by operating activities	10,532	12,032

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(2,120)	(5,476)
Capitalization of computer software costs	(10,083)	(8,823)
Proceeds from settlement of life insurance policies	4,198	—
Payments for business acquisitions, net of cash acquired	(3,786)	—
Other investing	—	(87)
Net cash used in investing activities	(11,791)	(14,386)

Cash Flows From Financing Activities:
Cash dividends paid	(6,394)	(4,859)
Repurchases of common stock	(2,999)	(2,666)
Increases in revolving credit facility borrowings	29,983	73,340
Payments on revolving credit facility borrowings	(18,986)	(54,124)
Payments of contingent consideration on acquisitions	(1,683)	—
Other financing activities	(282)	(292)
Net cash (used in) provided by financing activities	(361)	11,399
Effects of exchange rate changes on cash and cash equivalents	1,672	(889)
Increase in cash and cash equivalents	52	8,156
Cash and cash equivalents at beginning of year	44,656	51,802
Cash and cash equivalents at end of period	$44,708	$59,958

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2021	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2021	$30,847	$22,510	$67,193	$265,245	$(198,856)	$186,939	$(11)	$186,928
Net income	—	—	—	6,064	—	6,064	(30)	6,034
Other comprehensive income	—	—	—	—	12,590	12,590	(14)	12,576
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,198)	—	(3,198)	—	(3,198)
Stock-based compensation	—	—	1,609	—	—	1,609	—	1,609
Repurchases of common stock	(90)	(59)	—	(1,041)	—	(1,190)	—	(1,190)
Shares issued in connection with stock-based compensation plans, net	93	—	(87)	—	—	6	—	6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(207)	(207)
Balance at March 31, 2021	$30,850	$22,451	$68,715	$267,070	$(186,266)	$202,820	$(262)	$202,558
Net income	—	—	—	11,780	—	11,780	23	11,803
Other comprehensive income	—	—	—	—	4,031	4,031	30	4,061
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,196)	—	(3,196)	—	(3,196)
Stock-based compensation	—	—	1,954	—	—	1,954	—	1,954
Repurchases of common stock	(166)	(22)	—	(1,621)	—	(1,809)	—	(1,809)
Shares issued in connection with stock-based compensation plans, net	39	—	250	—	—	289	—	289
Decrease in value of noncontrolling interest due to acquisitions	—	—	(106)	—	—	(106)	—	(106)
Balance at June 30, 2021	$30,723	$22,429	$70,813	$274,033	$(182,235)	$215,763	$(209)	$215,554

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT - CONTINUED

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity and the continued economic uncertainty resulting from the COVID-19 pandemic, the Company's operating results for the three and six months ended June 30, 2021 and financial position as of June 30, 2021 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2021 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2021 and December 31, 2020, the liabilities of the deferred compensation plan were $7,144,000 and $7,961,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $12,161,000 and $16,323,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company took advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits, which deferred the payment of 2020 payroll tax withholdings in the U.S., totaling $12,961,000, to be paid in equal installments at the end of 2021 and 2022.

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in the first and second quarters of 2021, as well as the second, third and fourth quarters of 2020. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense. The Company recognized $2,195,000 and $4,072,000 as a reduction of compensation expense for the three and six months ended June 30, 2021, respectively, and $4,345,000 for the three and six months ended June 30, 2020. The Company will continue to evaluate the impact of government subsidies each period but does not expect to qualify for this subsidy in future quarters.

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

The following table presents Crawford Loss Adjusting revenues before reimbursements disaggregated by geography for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
U.S.	$35,737	$31,057	$70,722	$61,535
U.K.	26,347	26,843	51,245	53,035
Australia	19,126	17,942	36,220	32,735
Europe	14,058	12,426	26,649	24,506
Canada	12,887	13,226	26,493	28,871
Rest of World	7,801	7,568	17,164	15,484
Total Crawford Loss Adjusting Revenues before Reimbursements	$115,956	$109,062	$228,493	$216,166

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

The following tables present Crawford TPA Solutions revenues before reimbursements disaggregated by service line and geography for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$37,552	$38,350	$75,902	$34,598	$34,575	$69,173
U.K.	5,570	—	5,570	4,227	—	4,227
Canada	4,626	—	4,626	5,583	—	5,583
Europe and Rest of World	14,276	—	14,276	9,685	—	9,685
Total Crawford TPA Solutions Revenues before Reimbursements	$62,024	$38,350	$100,374	$54,093	$34,575	$88,668

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$75,702	$74,476	$150,178	$70,622	$76,644	$147,266
U.K.	10,449	—	10,449	8,240	—	8,240
Canada	9,812	—	9,812	12,032	—	12,032
Europe and Rest of World	28,180	—	28,180	19,127	—	19,127
Total Crawford TPA Solutions Revenues before Reimbursements	$124,143	$74,476	$198,619	$110,021	$76,644	$186,665

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

The following table presents Crawford Platform Solutions revenues before reimbursements disaggregated by service line and geography for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands)	Contractor Connection	Network Business	Total	Contractor Connection	Network Business	Total
U.S.	$19,535	$24,540	$44,075	$17,869	$13,790	$31,659
U.K.	2,363	—	2,363	1,489	—	1,489
Canada	2,079	745	2,824	1,193	851	2,044
Europe and Rest of World	466	1,399	1,865	197	1,297	1,494
Total Crawford Platform Solutions Revenues before Reimbursements	$24,443	$26,684	$51,127	$20,748	$15,938	$36,686

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in thousands)	Contractor Connection	Network Business	Total	Contractor Connection	Network Business	Total
U.S.	$36,052	$44,164	$80,216	$33,196	$24,338	$57,534
U.K.	4,791	18	4,809	3,645	22	3,667
Canada	3,710	1,556	5,266	2,612	2,558	5,170
Europe and Rest of World	872	2,363	3,235	333	2,412	2,745
Total Crawford Platform Solutions Revenues before Reimbursements	$45,425	$48,101	$93,526	$39,786	$29,330	$69,116

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

The table below presents the deferred revenues balance as of January 1, 2021 and the significant activity affecting deferred revenues during the six months ended June 30, 2021:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2021	$51,369
Quarterly additions	19,303
Revenue recognized from the prior periods	(12,603)
Revenue recognized from current quarter additions	(4,551)
Deferred revenue from acquisition	659
Balance as of March 31, 2021	$54,177
Quarterly additions	19,501
Revenue recognized from the prior periods	(13,605)
Revenue recognized from current quarter additions	(4,639)
Other adjustments	(3,146)
Balance as of June 30, 2021	$52,288

Remaining Performance Obligations

As of June 30, 2021, the Company had $91,318,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

Costs to Obtain a Contract

The Company has a sales incentive compensation program where remuneration is based on the revenues recognized in the period. The remuneration does not represent an incremental cost to the Company that provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented as a contract asset on the Company's unaudited Condensed Consolidated Balance Sheets.

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

5. Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The provision for income taxes on consolidated income before income taxes totaled a provision of $3,590,000 and $6,311,000 for the three months ended June 30, 2021 and 2020, respectively.

The provision for income taxes on consolidated income before income taxes totaled a provision of $6,061,000 and a benefit of $(2,175,000) for the six months ended June 30, 2021 and 2020. The overall effective tax rate increased to 25.4% for the six months ended June 30, 2021 compared with 23.6% for the 2020 period primarily due to the impact of the goodwill impairment in the prior year.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 included the following components:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Service cost	$316	$311	$619	$631
Interest cost	2,857	4,097	5,675	8,238
Expected return on assets	(6,350)	(6,945)	(12,620)	(13,963)
Amortization of actuarial loss	2,529	2,614	5,171	5,234
Net periodic (benefit)/cost	$(648)	$77	$(1,155)	$140

For the three months ended June 30, 2021 and 2020, the non-service components of net periodic pension benefit of $(964,000) and $(234,000), respectively, are included in "Other Income (Expense), net" on the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2021 and 2020, the non-service components of net periodic pension benefit of $(1,774,000) and $(491,000), respectively, are included in "Other Income (Expense), net" on the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2021, the Company made contribution of $4,500,000 to the U.S. defined benefit pension plan and $358,000 to the U.K. defined benefit pension plans, respectively, as compared with $3,000,000 to the U.S. defined benefit pension plan and $288,000 to the U.K. defined benefit pension plans during the six months ended June 30, 2020.

7. Net Income (Loss) Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. Since the second quarter of 2020, the Board of Directors has declared the same dividend on CRD-A and CRD-B.

The computations of basic net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (loss) per share - basic:
Numerator:
Allocation of undistributed earnings (loss)	$4,967	$3,617	$2,479	$1,828	$6,625	$4,825	$(5,960)	$(4,400)
Dividends paid	1,849	1,347	916	675	3,700	2,694	3,055	1,804
Net income (loss) attributable to common shareholders, basic	$6,816	$4,964	$3,395	$2,503	$10,325	$7,519	$(2,905)	$(2,596)

Denominator:
Weighted-average common shares outstanding, basic	30,826	22,445	30,521	22,510	30,825	22,454	30,541	22,544
Earnings (loss) per share - basic	$0.22	$0.22	$0.11	$0.11	$0.33	$0.33	$(0.10)	$(0.12)

The computations of diluted net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (loss) per share - diluted:
Numerator:
Allocation of undistributed earnings (loss)	$5,045	$3,539	$2,479	$1,828	$6,720	$4,730	$(5,960)	$(4,400)
Dividends paid	1,849	1,347	916	675	3,700	2,694	3,055	1,804
Net income (loss) attributable to common shareholders, diluted	$6,894	$4,886	$3,395	$2,503	$10,420	$7,424	$(2,905)	$(2,596)

Denominator:
Weighted-average common shares outstanding, basic	30,826	22,445	30,521	22,510	30,825	22,454	30,541	22,544
Weighted-average effect of dilutive securities	1,171	—	169	—	1,072	—	—	—
Weighted-average common shares outstanding, diluted	31,997	22,445	30,690	22,510	31,897	22,454	30,541	22,544
Earnings (loss) per share - diluted	$0.22	$0.22	$0.11	$0.11	$0.33	$0.33	$(0.10)	$(0.12)

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Shares underlying stock options excluded	353	2,011	724	1,962
Performance stock grants excluded because performance conditions have not been met (1)	398	1,289	284	1,125

(1)       Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and six months ended June 30, 2021 and 2020. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
CRD-A issued under the Non-Employee Director Stock Plan	(7)	4	85	67
CRD-A issued under the U.K. ShareSave Scheme	64	—	65	1
CRD-A issued under the 2016 Omnibus Stock and Incentive Plan	(18)	—	(18)	—

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). The Company’s Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At June 30, 2021, the Company had remaining authorization to repurchase 304,932 shares under the 2019 Repurchase Authorization.

During the three months ended June 30, 2021, the Company repurchased 166,151 shares of CRD-A and 22,115 shares CRD-B at an average cost of $9.65 and $9.32, respectively. During the three months ended June 30, 2020, the Company did not repurchase any shares of CRD-A or CRD-B.

During the six months ended June 30, 2021, the Company repurchased 256,213 shares of CRD-A and 80,952 shares CRD-B at an average cost of $9.09 and $8.28, respectively. During the six months ended June 30, 2020, the Company repurchased 155,351 shares of CRD-A and 161,459 shares of CRD-B at an average cost of $8.42 and $8.42, respectively.

8. Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $208,000 for the three months ended June 30, 2021, and $1,030,000 for the six months ended June 30, 2021. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(20,154)	$(166,112)	$(186,266)	$(30,792)	$(168,064)	$(198,856)
Other comprehensive income before reclassifications	2,154	—	2,154	12,792	—	12,792
Amounts reclassified from accumulated other comprehensive income to net income	—	1,877	1,877	—	3,829	3,829
Net current period other comprehensive income	2,154	1,877	4,031	12,792	3,829	16,621
Ending balance	$(18,000)	$(164,235)	$(182,235)	$(18,000)	$(164,235)	$(182,235)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(38,747)	$(169,129)	$(207,876)	$(35,850)	$(171,057)	$(206,907)
Other comprehensive loss before reclassifications	(2,844)	—	(2,844)	(6,317)	—	(6,317)
Amounts reclassified from accumulated other comprehensive income to net income	—	1,885	1,885	—	3,813	3,813
Net current period other comprehensive (loss) income	(2,844)	1,885	(959)	(6,317)	3,813	(2,504)
Acquisition of noncontrolling interest	—	—	—	576	—	576
Ending balance	$(41,591)	$(167,244)	$(208,835)	$(41,591)	$(167,244)	$(208,835)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2021
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,026	$10,026	$—	$—

Liabilities:
Contingent earnout liability (2)	7,132	—	—	7,132

(1)      The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2)      The contingent earnout liability relates to business acquisitions by the Crawford Loss Adjusting and Crawford TPA Solutions operating segments. The fair value of the contingent earnout liability was estimated based on management’s future expectations of the acquirees achieving the eligible revenue and adjusted EBITDA targets as set forth in the purchase agreements, which is Level 3 data. The maximum possible earnout remaining is $14,000,000. The change in the contingent earnout liability is primarily due to an earnout payment made during the three months ended June 30, 2021. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of each contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and six months ended June 30, 2021. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

10. Segment Information

Financial information for the three and six months ended June 30, 2021 and 2020 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Crawford Loss Adjusting	$115,956	$109,062	$228,493	$216,166
Crawford TPA Solutions	100,374	88,668	198,619	186,665
Crawford Platform Solutions	51,127	36,686	93,526	69,116
Total segment revenues before reimbursements	267,457	234,416	520,638	471,947
Reimbursements	9,088	8,459	18,062	16,974
Total revenues	$276,545	$242,875	$538,700	$488,921

Segment Operating Earnings
Crawford Loss Adjusting	$6,199	$10,043	$11,061	$10,715
Crawford TPA Solutions	4,715	3,122	9,431	9,420
Crawford Platform Solutions	10,368	7,145	14,969	10,284
Total segment operating earnings	21,282	20,310	35,461	30,419

Deduct:
Unallocated corporate and shared costs, net	(1,662)	(2,066)	(2,815)	(5,162)
Net corporate interest expense	(1,213)	(2,452)	(2,795)	(4,676)
Stock option expense	(264)	(286)	(404)	(576)
Amortization of customer-relationship intangible assets	(2,750)	(2,732)	(5,549)	(5,488)
Goodwill impairment	—	—	—	(17,674)
Restructuring costs	—	—	—	(5,714)
Loss on disposition of business	—	(341)	—	(341)
Income (loss) before income taxes	$15,393	$12,433	$23,898	$(9,212)

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, loss on disposition of business, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Crawford TPA Solutions
Claims Management Services	$62,024	$54,093	$124,143	$110,021
Medical Management Services	38,350	34,575	74,476	76,644
Total Revenues before Reimbursements--Crawford TPA Solutions	$100,374	$88,668	$198,619	$186,665
Crawford Platform Solutions
Contractor Connection	$24,443	$20,748	$45,425	$39,786
Network Business	26,684	15,938	48,101	29,330
Total Revenues before Reimbursements--Crawford Platform Solutions	$51,127	$36,686	$93,526	$69,116

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At June 30, 2021, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,277,000.

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

12. Restructuring Costs

There were no restructuring costs for the three and six months ended June 30, 2021, compared with $5,714,000 for the six months ended June 30, 2020. The 2020 costs related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of the Company’s workforce. The restructuring cost was comprised of $5,076,000 severance expense and related payroll taxes, and $638,000 asset impairment.

As of June 30, 2021, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring costs. The rollforward of these liabilities to June 30, 2021were as follows:

	Three months ended June 30, 2021
(in thousands)	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, March 31, 2021	$1,851	$508	$2,359
Additions	—	—	—
Adjustments to accruals	(88)	17	(71)
Cash payments	(733)	(185)	(918)
Ending balance, June 30, 2021	$1,030	$340	$1,370

	Six months ended June 30, 2021
(in thousands)	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2020	$3,369	$590	$3,959
Additions	—	—	—
Adjustments to accruals	(318)	33	(285)
Cash payments	(2,021)	(283)	(2,304)
Ending balance, June 30, 2021	$1,030	$340	$1,370

13. Business Acquisitions and Dispositions

On November 1, 2020, the Company acquired 100% of HBA Group in Australia, including 100% of the equity interest in each of HBA Group’s entities HBA Legal, Pillion and Paratus. HBA Legal is a legal services provider that will complement the Company’s Crawford TPA Solutions segment in Australia. The purchase price included an initial cash payment of $4,026,000, net of working capital adjustment, and a maximum $3,200,000 payable in cash over the next four years based on achieving certain revenue and EBITDA performance goals as set forth in the purchase agreement. The acquisition was funded primarily through additional borrowings under the Company’s credit facility.

The financial results of certain of the Company’s international subsidiaries, including HBA Group, are included in the Company’s consolidated financial statements on a two-month delayed basis. Accordingly, the acquisition of HBA was reported as of January 1, 2021.

This acquisition was accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. As a result of the acquisition, the Company recognized net liabilities of ($880,000), definite-lived customer relationships of $1,574,000, and goodwill of $5,645,000. The customer relationships are amortized over an estimated life of 9 years. Goodwill is attributable to the assembled workforce acquired, and expected revenue and cost synergies as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

The preliminary acquisition accounting is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. Significant assumptions and estimates included, but were not limited to future expected cash flows, including projected revenues and expenses, projected customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed, including, but not limited to accounts receivable, unbilled revenue, accrued expenses, deferred revenue, tax liabilities and goodwill. As additional information becomes available, the Company may further revise its preliminary acquisition accounting during the remainder of the measurement period, which will not exceed 12 months from the date of acquisition. The Company may update certain assumptions and inputs to incorporate additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date. There was no revision to the preliminary acquisition accounting during the three months ended June 30, 2021. The preliminary valuation of the assets acquired and liabilities assumed for HBA Group as of June 30, 2021 is as follows:

(in thousands)	Opening Balance Sheet, Adjusted as of June 30, 2021

Assets
Cash and cash equivalents	$240
Accounts receivable, net	1,081
Unbilled revenue, at estimated billable amounts	598
Other current assets	87
Operating lease right-of-use assets, net	1,502
Property and equipment, net	118
Customer relationships	1,574
Goodwill	5,645
Total Assets	10,845

Liabilities
Accounts payable	501
Accrued expenses	1,116
Deferred revenue	659
Tax liabilities	472
Operating lease liability	1,502
Other liabilities	256
Total Liabilities	4,506
Net Assets Acquired	$6,339

During the three months ended June 30, 2020, the Company recognized a pretax loss on disposal totaling $341,000 related to the disposal of a business in its Crawford Platform Solutions reporting unit.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of June 30, 2021, the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2021 and 2020, the condensed consolidated statements of shareholders’ investment for the three-month periods ended March 31 and June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 3, 2021

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended June 30, 2021 and 2020, and as of June 30, 2021, and December 31, 2020, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2020. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements increased $33.0 million, or 14.1%, for the three months ended June 30, 2021 and $48.7 million, or 10.3% for the six months ended June 30, 2021 compared with the same periods of 2020. This increase was primarily due to an increase in weather related activity, an increase in new client growth in our Crawford Platform Solutions operating segment, and an increase in our Crawford TPA Solutions segment. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $12.2 million, or 5.2%, for the three months ended June 30, 2021 and $17.5 million, or 3.7%, for the six months ended June 30, 2021 as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and six months ended June 30, 2021.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended June 30, 2020
(in thousands, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	% Variance
Revenues:
Crawford Loss Adjusting	$115,956	$109,062	6.3%	$107,260	(1.7)%
Crawford TPA Solutions	100,374	88,668	13.2%	97,551	10.0%
Crawford Platform Solutions	51,127	36,686	39.4%	50,402	37.4%
Total revenues before reimbursements	267,457	234,416	14.1%	255,213	8.9%
Reimbursements	9,088	8,459	7.4%	8,584	1.5%
Total Revenues	$276,545	$242,875	13.9%	$263,797	8.6%

	Six Months Ended			Six Months Ended
				Based on exchange rates for the six months ended June 30, 2020
(in thousands, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	% Variance
Revenues:
Crawford Loss Adjusting	$228,493	$216,166	5.7%	$216,134	(0.0)%
Crawford TPA Solutions	198,619	186,665	6.4%	194,503	4.2%
Crawford Platform Solutions	93,526	69,116	35.3%	92,491	33.8%
Total revenues before reimbursements	520,638	471,947	10.3%	503,128	6.6%
Reimbursements	18,062	16,974	6.4%	17,349	2.2%
Total Revenues	$538,700	$488,921	10.2%	$520,477	6.5%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $20.8 million, or 8.9%, for the three months ended June 30, 2021, and increased $31.2 million, or 6.6%, for the six months ended June 30, 2021. Revenues from the Crawford Loss Adjusting segment decreased in the three months ended June 30, 2021 due to the sale of Lloyd Warwick International (“LWI”) in June 2020, partially offset by an increase in weather related cases in the U.S. and the positive impact of the recent Chile acquisition. Revenues from the Crawford TPA Solutions segment increased for the quarter due to growth in the U.S. and revenues from recent acquisitions, partially offset by a continued reduction as a result of the economic impact of COVID-19 in Canada and Europe. Revenues from the Crawford Platform Solutions segment increased primarily due to an increase in weather related cases in the U.S. and new client growth. There was a net $2.6 million positive increase in total company revenues in the 2021 second quarter and a $4.6 million positive increase in the year-to-date period as a result of acquisitions and dispositions in 2020 and 2021. See Note 13, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements for more details on this activity.

We have experienced some recovery from the negative economic impact of COVID-19 in recent months, particularly in the U.S., compared to the significant reductions experienced in the prior year, where revenues for the three months ended June 30, 2020 were down in the range of $22.0 to $26.0 million, and for the six months ended June 30, 2020 were down in the range of $25.0 to $29.0 million. Due to continued negative impacts in multiple regions, it is uncertain whether such recovery can be sustained and continue. We expect that the economic impact from COVID-19 could have a material impact to our results of operations, financial condition, and cash flows in one or more future quarters. In addition, it is possible that changes in economic conditions and steps taken by international, federal, state and/or local governments in response to COVID-19 could have negative impacts, including labor shortages which could increase compensation costs and other expenses, unless mitigated by government assistance programs to corporations.

Overall, there was an increase in cases received of 12.9% for the three months ended June 30, 2021 compared with the 2020 period, and an increase of 6.6% for the six months ended June 30, 2021, primarily due to the increase in weather related and TPA activity in the U.S. As a result of the impact from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new clients or weather related activity.

Cases received are presented below by segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	June 30, 2020	Variance
Crawford Loss Adjusting	87,107	84,701	2.8%	172,659	167,802	2.9%
Crawford TPA Solutions	197,125	187,045	5.4%	385,399	394,531	(2.3)%
Crawford Platform Solutions	131,977	96,746	36.4%	247,941	193,834	27.9%
Total Crawford Cases Received	416,209	368,492	12.9%	805,999	756,167	6.6%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and six months ended June 30, 2021:

		Three Months Ended
		June 30, 2021		June 30, 2020
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$155,714	58.2%	$131,889	56.3%
U.K.	GBP	34,280	12.8%	32,559	13.9%
Canada	CAD	20,337	7.6%	20,853	8.9%
Australia	AUD	27,497	10.3%	18,778	8.0%
Europe	EUR	14,145	5.3%	14,019	6.0%
Rest of World		15,484	5.8%	16,318	6.9%
Total Revenues, before reimbursements		$267,457		$234,416

		Six Months Ended
		June 30, 2021		June 30, 2020
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$301,116	57.8%	$266,335	56.4%
U.K.	GBP	66,503	12.8%	64,942	13.8%
Canada	CAD	41,571	8.0%	46,073	9.8%
Australia	AUD	51,707	9.9%	34,325	7.3%
Europe	EUR	27,409	5.3%	27,408	5.8%
Rest of World		32,332	6.2%	32,864	6.9%
Total Revenues, before reimbursements		$520,638		$471,947

Costs of services provided, before reimbursements, increased $29.6 million, or 18.1%, for the three months ended June 30, 2021, and increased $37.2 million, or 10.9%, for the six months ended June 30, 2021, as compared with the same periods of 2020. This increase was primarily due to an increase in compensation expense, including incentive compensation and other costs in each of our operating segments resulting from the higher revenues, the change in foreign exchange rates, and the impact of recent acquisitions.

Selling, general, and administrative ("SG&A") expenses increased $3.2 million, or 5.7%, in the three months ended June 30, 2021, and increased $6.1 million, or 5.5%, for the six months ended June 30, 2021, as compared with the 2020 periods. This increase was due to an increase in compensation expense, including incentive compensation, an increase in centralized data processing costs, the change in foreign exchange rates, and the impact of recent acquisitions.

We received a benefit from the Canada Emergency Wage Subsidy ("CEWS") totaling $2.2 million and $4.1 million in the three months and six months ended June 30, 2021, respectively. We received a benefit of $4.3 million in the three months and six months ended June 30, 2020, due to the negative economic impact of COVID-19 in that country. This subsidy is recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on classification of the employees. We do not expect to benefit from this subsidy in future periods.

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

We recognized a pretax loss on disposal totaling $0.3 million in the 2020 second quarter related to the disposal of a business in our Crawford Platform Solutions reporting segment. There was no loss on disposal in 2021.

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

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, loss on disposition of business, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Unallocated corporate and shared costs and credits include expenses and credits related to our chief executive officer and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, defined benefit pension costs or credits for our frozen U.S. pension plan, certain unallocated professional fees, CEWS benefits, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.

Restructuring costs arise from time to time from events (such as internal restructurings, losses on subleases, establishment of new operations, and asset impairments) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, goodwill impairment, restructuring costs, and loss on disposition of business follows the discussion and analysis of the results of operations of our three operating segments.

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

Operating results for our Crawford Loss Adjusting, Crawford TPA Solutions, and Crawford Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Crawford Loss Adjusting	$115,956	$109,062	$228,493	$216,166
Crawford TPA Solutions	100,374	88,668	198,619	186,665
Crawford Platform Solutions	51,127	36,686	93,526	69,116
Total Revenues before reimbursements	267,457	234,416	520,638	471,947
Reimbursements	9,088	8,459	18,062	16,974
Total Revenues	$276,545	$242,875	$538,700	$488,921
Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Loss Adjusting	$75,557	$65,571	$149,142	$136,144
% of related revenues before reimbursements	65.2%	60.1%	65.3%	63.0%
Crawford TPA Solutions	63,880	56,937	126,835	118,337
% of related revenues before reimbursements	63.6%	64.2%	63.9%	63.4%
Crawford Platform Solutions	30,489	21,170	57,858	41,579
% of related revenues before reimbursements	59.6%	57.7%	61.9%	60.2%
Total	$169,926	$143,678	$333,835	$296,060
% of Revenues before reimbursements	63.5%	61.3%	64.1%	62.7%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Loss Adjusting	$34,200	$33,448	$68,290	$69,307
% of related revenues before reimbursements	29.5%	30.7%	29.9%	32.1%
Crawford TPA Solutions	31,779	28,609	62,353	58,908
% of related revenues before reimbursements	31.7%	32.3%	31.4%	31.6%
Crawford Platform Solutions	10,270	8,371	20,699	17,253
% of related revenues before reimbursements	20.1%	22.8%	22.1%	25.0%
Total before reimbursements	76,249	70,428	151,342	145,468
% of Revenues before reimbursements	28.5%	30.0%	29.1%	30.8%
Reimbursements	9,088	8,459	18,062	16,974
Total	$85,337	$78,887	$169,404	$162,442
% of Revenues	30.9%	32.5%	31.4%	33.2%
Segment Operating Earnings:
Crawford Loss Adjusting	$6,199	$10,043	$11,061	$10,715
% of related revenues before reimbursements	5.3%	9.2%	4.8%	5.0%
Crawford TPA Solutions	4,715	3,122	9,431	9,420
% of related revenues before reimbursements	4.7%	3.5%	4.7%	5.0%
Crawford Platform Solutions	10,368	7,145	14,969	10,284
% of related revenues before reimbursements	20.3%	19.5%	16.0%	14.9%
Deduct:
Unallocated corporate and shared costs, net	(1,662)	(2,066)	(2,815)	(5,162)
Net corporate interest expense	(1,213)	(2,452)	(2,795)	(4,676)
Stock option expense	(264)	(286)	(404)	(576)
Amortization of customer-relationship intangible assets	(2,750)	(2,732)	(5,549)	(5,488)
Goodwill impairment	—	—	—	(17,674)
Restructuring costs	—	—	—	(5,714)
Loss on disposition of business	—	(341)	—	(341)
Income (loss) before income taxes	15,393	12,433	23,898	(9,212)
(Provision) benefit for income taxes	(3,590)	(6,311)	(6,061)	2,175
Net income (loss)	11,803	6,122	17,837	(7,037)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(23)	(224)	7	1,536
Net income (loss) attributable to shareholders of Crawford & Company	$11,780	$5,898	$17,844	$(5,501)

CRAWFORD LOSS ADJUSTING SEGMENT

Operating earnings in our Crawford Loss Adjusting segment totaled $6.2 million, or 5.3% of revenues before reimbursements, for the three months ended June 30, 2021, compared with 2020 operating earnings of $10.0 million, or 9.2% of revenues before reimbursements. For the six months ended June 30, 2021, our Crawford Loss Adjusting segment reported operating earnings of $11.1 million, or 4.8% of revenues before reimbursements, compared with 2020 operating earnings of $10.7 million, or 5.0% of revenues before reimbursements. The decrease in operating earnings in the 2021 second quarter was primarily due to an increase in compensation expense. The increase in the year-to-date period is due to an increase in weather related cases and a reduction in administrative support expenses. There was a $0.7 million and $1.3 million expense benefit in the three months and six months ended June 30, 2021, respectively, as a result of the Canada Emergency Wage Subsidy (“CEWS”), and a benefit of $1.6 million in the three and six months ended June 30, 2020.

Excluding centralized indirect support costs, gross profit decreased from $30.5 million, or 28.0% of revenues before reimbursements in 2020, to $27.2 million, or 23.5% of revenues before reimbursements, in the three months ended June 30, 2021, due primarily to an increase in compensation expense. For the six months ended June 30, 2021, gross profit decreased slightly from $53.0 million, or 24.5% of revenues before reimbursements in 2020, to $52.7 million, or 23.1% of revenues before reimbursements, due primarily to an increase in incentive compensation expense.

Operating results for our Crawford Loss Adjusting segment, including gross profit, for the three and six months ended June 30, 2021 and 2020 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended June 30,	2021	2020	Variance
Revenues	$115,956	$109,062	6.3%
Direct expenses	88,712	78,537	13.0%
Gross profit	27,244	30,525	(10.7)%
Indirect expenses	21,045	20,482	2.7%
Total Crawford Loss Adjusting Operating Earnings	$6,199	$10,043	(38.3)%

Gross profit margin	23.5%	28.0%	(4.5)%
Operating margin	5.3%	9.2%	(3.9)%

	In thousands (except percentages)
	Based on actual exchange rates
Six Months Ended June 30,	2021	2020	Variance
Revenues	$228,493	$216,166	5.7%
Direct expenses	175,810	163,124	7.8%
Gross profit	52,683	53,042	(0.7)%
Indirect expenses	41,622	42,327	(1.7)%
Total Crawford Loss Adjusting Operating Earnings	$11,061	$10,715	3.2%

Gross profit margin	23.1%	24.5%	(1.4)%
Operating margin	4.8%	5.0%	(0.2)%

Revenues before Reimbursements

Crawford Loss Adjusting segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2020
(in thousands, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	Variance
U.S.	$35,737	$31,057	15.1%	$35,737	15.1%
U.K.	26,347	26,843	(1.8)%	23,927	(10.9)%
Australia	19,126	17,942	6.6%	15,753	(12.2)%
Europe	14,058	12,426	13.1%	12,910	3.9%
Canada	12,887	13,226	(2.6)%	11,455	(13.4)%
Rest of World	7,801	7,568	3.1%	7,478	(1.2)%
Total Crawford Loss Adjusting Revenues before Reimbursements	$115,956	$109,062	6.3%	$107,260	(1.7)%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2020
(in thousands, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	Variance
U.S.	$70,722	$61,535	14.9%	$70,722	14.9%
U.K.	51,245	53,035	(3.4)%	48,105	(9.3)%
Australia	36,220	32,735	10.6%	31,353	(4.2)%
Europe	26,649	24,506	8.7%	24,703	0.8%
Canada	26,493	28,871	(8.2)%	24,305	(15.8)%
Rest of World	17,164	15,484	10.8%	16,946	9.4%
Total Crawford Loss Adjusting Revenues before Reimbursements	$228,493	$216,166	5.7%	$216,134	(0.0)%

Revenues before reimbursements from our Crawford Loss Adjusting segment totaled $116.0 million in the three months ended June 30, 2021, compared with $109.1 million in the 2020 period. This increase was due to the change in exchange rates, which resulted in an increase of our Crawford Loss Adjusting segment revenues by approximately 8.0%, or $8.7 million, for the three months ended June 30, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford Loss Adjusting segment revenues would have been $107.3 million for the three months ended June 30, 2021, decreasing in the U.K., Canada and Australia, partially offset by an increase in the U.S. and Europe. There was a $3.2 million net decrease, or 2.9% reduction in Crawford Loss Adjusting revenues in the quarter as a result of recent acquisitions and dispositions, consisting primarily of the sale of LWI in June 2020, partially offset by revenues from the acquisition of Crawford Carvallo in Chile in October 2020. There was an increase in segment unit volume, measured principally by cases received, of 2.8% for the three months ended June 30, 2021, compared with the 2020 period. Changes in product mix and in the rates charged for those services accounted for a 1.6% revenue decrease for the three months ended June 30, 2021 compared with the same period in 2020.

For the six months ended June 30, 2021, revenues before reimbursements from our Crawford Loss Adjusting segment totaled $228.5 million, compared with $216.2 million for the 2020 period. This increase was primarily due to the change in exchange rates, which resulted in an increase of our Crawford Loss Adjusting segment revenues by approximately 5.7%, or $12.4 million, for the six months ended June 30, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford Loss Adjusting segment revenues would have been $216.1 million for the six months ended June 30, 2021, which is flat compared to the 2020 period. There was a $7.0 million net decrease, or 3.2% reduction, in Crawford Loss Adjusting revenues in the year-to-date period as a result of recent acquisitions and dispositions. There was an increase in segment unit volume, measured principally by cases received, of 2.9% for the six months ended June 30, 2021, compared with the 2020 period. Changes in product mix and in the rates charged for those services accounted for a 0.3% revenue increase for the six months ended June 30, 2021, compared with the same period in 2020.

The increase in revenues in the U.S. for both the three months and six months ended June 30, 2021 was due to the increase in weather related cases in the 2021 period and new client growth. Based on constant foreign exchange rates, there was a decrease in revenues in the U.K. in the 2021 periods, compared with 2020, primarily due to the LWI disposition in June 2020 and a change in the mix of services provided. Revenues in Canada decreased in 2021 due to the continued negative economic impact of COVID-19. There was a decrease in revenues in Australia due to a decrease in weather related cases in 2021. There was an increase in revenues in Europe in the 2021 period due to increased volumes in several countries in the second quarter, partially offset by a change in the mix of services provided in Norway and Italy in the year-to-date period. There was an increase in revenues in Rest of World for the six months ended June 30, 2021, compared with the 2020 period, primarily due to the acquisition in Chile in October 2020, partially offset by a decrease in Asia, although there was a slight decrease in the second quarter.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Loss Adjusting segment, which are included in total Company revenues, were $5.5 million and $6.7 million for the three months ended June 30, 2021 and 2020, respectively. Reimbursements were $11.4 million and $13.0 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in reimbursed expenses was consistent with the change in revenues and due to a reduced use of third parties in the 2021 period.

Case Volume Analysis

Crawford Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	June 30, 2020	Variance
U.S.	34,116	35,037	(2.6)%	69,609	69,482	0.2%
U.K.	19,388	14,544	33.3%	35,223	27,556	27.8%
Australia	11,345	14,900	(23.9)%	23,342	26,758	(12.8)%
Europe	8,641	8,605	0.4%	17,180	18,090	(5.0)%
Rest of World	7,515	5,029	49.4%	14,881	11,339	31.2%
Canada	6,102	6,586	(7.3)%	12,424	14,577	(14.8)%
Total Crawford Loss Adjusting Cases Received	87,107	84,701	2.8%	172,659	167,802	2.9%

Overall, there was an increase in cases received of 2.8% and 2.9% for the three and six months ended June 30, 2021, respectively, compared with the 2020 periods. There was a decrease in U.S. case volumes in the second quarter due to a change in the mix of services provided, although there was a slight increase in the year-to-date period due to an increase in weather related activity. The U.K. case volumes were higher in the 2021 periods due to new client growth and a change in the mix of services provided. The decrease in Canada was due to the impact of COVID-19 and a change in the mix of services provided. There was a decrease in cases in Australia due to a reduction in weather related case activity in the current period. There was a decrease in cases received in Europe in 2021 in the six month period, due to a change in the mix of services provided, although there was a slight increase in the second quarter. There was an increase in cases received in the 2021 periods in Rest of World primarily due to our recent acquisition in Chile.

As a result of the impact from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 65.2% for the three months ended June 30, 2021 compared with 60.1% for the 2020 period. For the six months ended June 30, 2021, direct compensation, fringe benefits, and non-employee labor expenses were 65.3%, compared with 63.0% in 2020. The total dollar amount of these expenses increased to $75.6 million for the three months ended June 30, 2021 from $65.6 million for the comparable 2020 period, and were $149.1 million for the six months ended June 30, 2021 compared to $136.1 million in 2020. The increase in amounts was due to the change in foreign exchange rates and recent acquisitions, and the increase in the percentage of revenues before reimbursements is because compensation expense did not decrease in line with the lower revenues in certain regions. There was a benefit of $0.7 million and $1.3 million in the three months and six months ended June 30, 2021, respectively, as a result of CEWS, compared with $1.6 million benefit in the three months and six months ended June 30, 2020. There was an average of 3,414 full-time equivalent employees in this segment in the six months ended June 30, 2021 compared with an average of 3,363 in the 2020 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $34.2 million for the three months ended June 30, 2021 compared with $33.4 million for the 2020 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 29.5% for the three months ended June 30, 2021 compared with 30.7% for the 2020 period. The increase in cost was due to the change in exchange rates, and the decrease in percentage was due to cost reduction initiatives, partially offset by technology investments. For the six months ended June 30, 2021, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $68.3 million, compared with $69.3 million for the 2020 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 29.9% for the six months ended June 30, 2021, compared with 32.1% for the 2020 period. The decrease in expenses and the decrease in expenses as a percent of revenues before reimbursements were due to cost reduction initiatives and lower administrative support costs.

CRAWFORD TPA SOLUTIONS SEGMENT

Our Crawford TPA Solutions segment, which operates under the Broadspire brand, reported operating earnings of $4.7 million, or 4.7% of revenues before reimbursements, for the three months ended June 30, 2021 as compared with $3.1 million, or 3.5% of revenues before reimbursements, for the second quarter of 2020. This increase was due to the increase in revenues in the U.S. and lower operating and administrative costs. For the six months ended June 30, 2021, our Crawford TPA Solutions segment reported operating earnings of $9.4 million, or 4.7% of revenues before reimbursements, compared with 2020 operating earnings of $9.4 million, or 5.0% of revenues before reimbursements, which was flat between periods. There was a $0.3 million and $0.5 million expense benefit in the three months and six months ended June 30, 2021, respectively, as a result of CEWS, and a benefit of $0.6 million in the three and six months ended June 30, 2020.

Excluding centralized indirect support costs, first quarter gross profit increased from $17.2 million, or 19.4% of revenues before reimbursements, in 2020 to $19.1 million, or 19.0% of revenues before reimbursements, in 2021. For the six months ended June 30, 2021, gross profit increased slightly from $37.5 million, or 20.1% of revenues before reimbursements in 2020, to $38.2 million, or 19.3% of revenues before reimbursements, due to the increased revenues in the U.S. and reduction in expenses.

Operating results for our Crawford TPA Solutions segment, including gross profit, for the three and six months ended June 30, 2021 and 2020 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended June 30,	2021	2020	Variance
Revenues	$100,374	$88,668	13.2%
Direct expenses	81,310	71,498	13.7%
Gross profit	19,064	17,170	11.0%
Indirect expenses	14,349	14,048	2.1%
Total Crawford TPA Solutions Operating Earnings	$4,715	$3,122	51.0%

Gross profit margin	19.0%	19.4%	(0.4)%
Operating margin	4.7%	3.5%	1.2%

	In thousands (except percentages)
	Based on actual exchange rates
Six Months Ended June 30,	2021	2020	Variance
Revenues	$198,619	$186,665	6.4%
Direct expenses	160,380	149,132	7.5%
Gross profit	38,239	37,533	1.9%
Indirect expenses	28,808	28,113	2.5%
Total Crawford TPA Solutions Operating Earnings	$9,431	$9,420	0.1%

Gross profit margin	19.3%	20.1%	(0.8)%
Operating margin	4.7%	5.0%	(0.3)%

Revenues before Reimbursements

Crawford TPA Solutions revenues are derived from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2020
(in thousands, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	Variance
U.S.	$75,902	$69,173	9.7%	$75,902	9.7%
Europe and Rest of World	14,276	9,685	47.4%	12,478	28.8%
U.K.	5,570	4,227	31.8%	5,065	19.8%
Canada	4,626	5,583	(17.1)%	4,106	(26.5)%
Total Crawford TPA Solutions Revenues before Reimbursements	$100,374	$88,668	13.2%	$97,551	10.0%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2020
(in thousands, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	Variance
U.S.	$150,178	$147,266	2.0%	$150,178	2.0%
Europe and Rest of World	28,180	19,127	47.3%	25,519	33.4%
U.K.	10,449	8,240	26.8%	9,801	18.9%
Canada	9,812	12,032	(18.5)%	9,005	(25.2)%
Total Crawford TPA Solutions Revenues before Reimbursements	$198,619	$186,665	6.4%	$194,503	4.2%

Revenues before reimbursements from our Crawford TPA Solutions segment totaled $100.4 million in the three months ended June 30, 2021 compared with $88.7 million in the 2020 period. This increase was primarily due to an increase in U.S. and U.K. cases received and a $5.8 million, or 6.5%, increase in revenues due to recent acquisitions in Chile and Australia. Changes in foreign exchange rates resulted in an increase of our Crawford TPA Solutions segment revenues by approximately 3.2%, or $2.8 million, for the three months ended June 30, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $97.6 million for the three months ended June 30, 2021. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 5.4% for the three months ended June 30, 2021 compared with the same period of 2020. Changes in product mix and in the rates charged for those services accounted for a 1.9% revenue decrease for the 2021 second quarter compared with the 2020 period.

For the six months ended June 30, 2021, revenues before reimbursements from our Crawford TPA Solutions segment totaled $198.6 million, compared with $186.7 million for the 2020 period. This increase was primarily due to the increase in U.S. and U.K. cases received and a $10.6 million, or 5.7%, increase due to recent acquisitions. Changes in foreign exchange rates resulted in an increase of our Crawford TPA Solutions segment revenues by approximately 2.2%, or $4.1 million, for the six months ended June 30, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $194.5 million for the six months ended June 30, 2021. There was a decrease in segment unit volume, measured principally by cases received, of 2.3% for the six months ended June 30, 2021, compared with the 2020 period. Changes in product mix and in the rates charged for those services accounted for a 0.8% revenue increase for the six months ended June 30, 2021, compared with the same period in 2020.

The increase in revenues in the U.S. for the three and six months ended June 30, 2021 was due to an increase in casualty claims and medical management referrals, which is an initial recovery from the impact of COVID-19 economic conditions that were present in the prior year. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. in the 2021 periods due to client case volume increases in our legal services service line. Revenues in Canada decreased in the current year as a result of continued negative COVID-19 economic conditions and the exit from a service line in that country. Revenues increased in Europe and Rest of World in 2021 primarily due to recent acquisitions in Chile and Australia which strengthened our legal services offerings in those countries.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment were $2.8 million for the three months ended June 30, 2021, compared with $1.5 million in the comparable 2020 period. Reimbursements were $5.3 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. The increase in reimbursed expenses in the 2021 period was due to the increased revenues and increased use of third parties from the recent acquisitions.

Case Volume Analysis

Crawford TPA Solutions unit volumes by geographic region, as measured by cases received, for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	June 30, 2020	Variance
U.S.	120,961	101,224	19.5%	246,137	227,897	8.0%
Europe and Rest of World	54,464	56,614	(3.8)%	94,189	105,567	(10.8)%
U.K.	13,945	12,286	13.5%	27,689	25,022	10.7%
Canada	7,755	16,921	(54.2)%	17,384	36,045	(51.8)%
Total Crawford TPA Solutions Cases Received	197,125	187,045	5.4%	385,399	394,531	(2.3)%

Overall case volumes were 5.4% higher for the three months ended June 30, 2021 due to increases in the U.S. and U.K. Case volumes were 2.3% lower for the six months ended June 30, 2021, compared with 2020, due to decreases in Canada and Europe. The increase in the U.S. was due to the general economic recovery and impact of the pandemic in the prior year second quarter, and an increase in disability clients. The decrease in Canada was primarily due to the continued negative impact from COVID-19 economic conditions and the exit from a service line in that country. The decrease in cases received in Europe and Rest of World was due to a decrease in high-frequency, low-complexity cases received in Germany, partially offset by an increase in cases from recent acquisitions. The increase in cases in the U.K. was due to an increase in liability cases.

Crawford TPA Solutions unit volumes are sensitive to overall employment levels and workplace reported injuries. As a result of the varying level of unemployment in the U.S. due to the COVID-19 pandemic, as well as economic contraction globally which could impact other geographic regions, future case referrals could be materially negatively impacted unless offset by new client programs.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended June 30, 2021, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, decreased from 64.2% in 2020 to 63.6% in 2021. For the six months ended June 30, 2021, direct compensation, fringe benefits, and non-employee labor expenses were 63.9%, compared with 63.4% in 2020. The total dollar amount of these expenses increased to $63.9 million for the three months ended June 30, 2021 from $56.9 million for the comparable 2020 period, and were $126.8 million for the six months ended June 30, 2021 compared with $118.3 million in 2020. The increase in the amounts were due to the increased revenues and an increase in average full-time equivalent employees from the recent acquisitions. The increase in expense as a percent of revenues before reimbursements for the year-to-date period is due to an increase in compensation, including incentive compensation, and higher compensation expense in our legal services business. The decrease in percent for the three months was due to the increase in revenues. There was a benefit of $0.3 million and $0.5 million in the three months and six months ended June 30, 2021, respectively, as a result of CEWS, compared to $0.6 million benefit in the three months and six months ended June 30, 2020. Average full-time equivalent employees in this segment totaled 3,508 in the first six months ended June 30, 2021, compared with 3,166 in the comparable 2020 period, increasing primarily due to recent acquisitions.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford TPA Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 31.7% for the three months ended June 30, 2021, compared with 32.3% in the comparable 2020 period. The amount of these expenses increased from $28.6 million for the three months ended June 30, 2020 to $31.8 million in 2021. The decrease in expenses as a percent of revenues in the second quarter was due to the increased revenues. For the six months ended June 30, 2021, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $62.4 million, compared with $58.9 million for the 2020 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 31.4% for the six months ended June 30, 2021, compared with 31.6% for the 2020 period. The increase in the overall expense was due to recent acquisitions and the change in exchange rates, although the slight decrease in the percent of revenues before reimbursements was due to the increased revenues in the U.S.

CRAWFORD PLATFORM SOLUTIONS SEGMENT

Our Crawford Platform Solutions segment reported operating earnings of $10.4 million for the three months ended June 30, 2021, increasing over operating earnings of $7.1 million in the comparable 2020 period. The related segment operating margin increased from 19.5% for the three months ended June 30, 2020, to 20.3% in the comparable 2021 period. This increase was primarily due to an increase in revenues in our Networks service line as a result of an increase in weather related case activity and new client growth in the U.S., and also an increase in revenues in our Contractor Connection service line. For the six months ended June 30, 2021, our Crawford Platform Solutions segment reported operating earnings of $15.0 million, or 16.0% of revenues before reimbursements, compared with 2020 operating earnings of $10.3 million, or 14.9% of revenues before reimbursements. The increase in operating earnings in 2021 was due to an increase in weather related cases and a reduction in administrative support expenses. There was a $0.1 million expense benefit in the three months and six months ended June 30, 2021 as a result of CEWS, and a benefit of $0.2 million in the three and six months ended June 30, 2020.

Excluding indirect support costs, gross profit in the second quarter increased from $10.7 million, or 29.1% of revenues before reimbursements in 2020 to $15.4 million, or 30.2% of revenues before reimbursements, in 2021. For the six months ended June 30, 2021, gross profit increased from $18.1 million, or 26.1% of revenues before reimbursements in 2020, to $25.2 million, or 26.9% of revenues before reimbursements, as a result of the revenue increase in the U.S., a change in the mix of services provided in the U.K., and the absence of client start-up expenses that were present in 2020.

Operating results for our Crawford Platform Solutions segment, including gross profit, for the three and six months ended June 30, 2021 and 2020 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended June 30,	2021	2020	Variance
Revenues	$51,127	$36,686	39.4%
Direct expenses	35,692	26,024	37.2%
Gross profit	15,435	10,662	44.8%
Indirect expenses	5,067	3,517	44.1%
Total Crawford Platform Solutions Operating Earnings	$10,368	$7,145	45.1%

Gross profit margin	30.2%	29.1%	1.1%
Operating margin	20.3%	19.5%	0.8%

	In thousands (except percentages)
	Based on actual exchange rates
Six Months Ended June 30,	2021	2020	Variance
Revenues	$93,526	$69,116	35.3%
Direct expenses	68,334	51,064	33.8%
Gross profit	25,192	18,052	39.6%
Indirect expenses	10,223	7,768	31.6%
Total Crawford Platform Solutions Operating Earnings	$14,969	$10,284	45.6%

Gross profit margin	26.9%	26.1%	0.8%
Operating margin	16.0%	14.9%	1.1%

Revenues before Reimbursements

Crawford Platform Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2020
(in thousands, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	Variance
U.S.	$44,075	$31,659	39.2%	$44,075	39.2%
Canada	2,824	2,044	38.2%	2,518	23.2%
U.K.	2,363	1,489	58.7%	2,141	43.8%
Europe and Rest of World	1,865	1,494	24.8%	1,668	11.6%
Total Crawford Platform Solutions Revenues before Reimbursements	$51,127	$36,686	39.4%	$50,402	37.4%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2020
(in thousands, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	Variance
U.S.	$80,216	$57,534	39.4%	$80,216	39.4%
Canada	5,266	5,169	1.9%	4,825	(6.7)%
U.K.	4,809	3,667	31.1%	4,525	23.4%
Europe and Rest of World	3,235	2,746	17.9%	2,925	6.6%
Total Crawford Platform Solutions Revenues before Reimbursements	$93,526	$69,116	35.3%	$92,491	33.8%

Revenues before reimbursements from our Crawford Platform Solutions segment totaled $51.1 million in the three months ended June 30, 2021, compared with $36.7 million in the 2020 period. This increase was primarily due to an increase in weather related case volumes in the U.S. and an increase in new client growth. Changes in foreign exchange rates resulted in an increase of our Crawford Platform Solutions segment revenues by approximately 2.0%, or $0.7 million, for the three months ended June 30, 2021, as compared with 2020. Absent foreign exchange fluctuations, Crawford Platform Solutions segment revenues would have been $50.4 million for the three months ended June 30, 2021. Overall case volumes were 36.4% higher for the three months ended June 30, 2021, compared with the same period of 2020. 21.4% of the increase in the second quarter was due to an increase of 20,700 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 14,531, or 15.0% in Crawford Platform Solutions cases received in 2021. Revenues in our U.S. Crawford Networks segment include revenues where we provide staff augmentation for our clients, which resulted in $8.6 million of revenues in the 2021 quarter, or a 23.4% increase in Crawford Platform Solutions revenue. The revenues from these clients do not typically result in cases received. Changes in product mix and in the rates charged for those services accounted for a 1.0% revenue decrease for the three months ended June 30, 2021 compared with the same period in 2020, due to the increase in high-frequency, low severity revenues.

For the six months ended June 30, 2021, revenues before reimbursements from our Crawford Platform Solutions segment totaled $93.5 million, compared with $69.1 million for the 2020 period. This increase was also due to an increase in weather related case volumes in the U.S. and an increase in new client growth. Changes in foreign exchange rates resulted in an increase of our Crawford Platform Solutions segment revenues by approximately 1.5%, or $1.0 million, for the six months ended June 30, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford Platform Solutions segment revenues would have been $92.5 million for the six months ended June 30, 2021. There was an increase in segment unit volume, measured principally by cases received, of 27.9% for the six months ended June 30, 2021, compared with the 2020 period. 15.0% of the increase was due to an increase of 29,147 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 24,960, or 12.9% in Crawford Platform Solutions cases received in 2021. Revenues in our U.S. Crawford Networks segment include revenues where we provide staff augmentation for our clients, which resulted in $16.3 million of revenues in the 2021 year-to-date period, or a 23.5% increase in Crawford Platform Solutions revenue. The revenues from these clients do not typically result in cases received. Changes in product mix and in the rates charged for those services accounted for a 2.6% revenue decrease for the six months ended June 30, 2021, compared with the same period in 2020, due to the increase in high-frequency, low severity cases.

The increase in revenues in the U.S. for the three months and six months ended June 30, 2021 was due to an increase in weather related case activity and an increase in new client growth. On a constant currency basis, there was a revenue increase in the U.K. in 2021 due to an increase in our Contractor Connection service line. Revenues in Canada increased in the 2021 second quarter due to new client growth, although decreased in the 2021 year-to-date period compared with 2020 due to the impact of COVID-19. There was an increase in revenues in Rest of World due to new client growth.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Platform Solutions segment were $0.8 million for the three months ended June 30, 2021 compared with $0.1 million in the comparable 2020 period. Reimbursements were $1.4 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. The increases were due to the increase in revenues in 2021.

Case Volume Analysis

Crawford Platform Solutions unit volumes by geographic region, as measured by cases received, for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2021	June 30, 2020	Variance	June 30, 2021	June 30, 2020	Variance
U.S.	107,178	79,318	35.1%	198,696	157,803	25.9%
Canada	15,851	10,936	44.9%	32,799	22,514	45.7%
Rest of World	5,311	4,445	19.5%	9,157	9,237	(0.9)%
U.K.	3,637	2,047	77.7%	7,289	4,280	70.3%
Total Crawford Platform Solutions Cases Received	131,977	96,746	36.4%	247,941	193,834	27.9%

Overall case volumes were 36.4% and 27.9% higher in the three and six months ended June 30, 2021 compared with 2020 due to increases in the U.S., Canada and U.K. 21.4% of the increase in the second quarter was due to an increase of 20,700 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 14,531, or 15.0% in Crawford Platform Solutions cases received in 2021. For the six months ended June 30, 2021, 15.0% of the increase was due to an increase of 29,147 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 24,960, or 12.9% in Crawford Platform Solutions cases received in 2021.

The increase in U.S. case volumes in the three months ended June 30, 2021 was primarily due to an increase in weather related case activity. A portion of the increase in revenues in the U.S. is the result of new client growth, however the revenues generated for these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The U.K. case volumes were higher in the three months and six months ended June 30, 2021 due to an increase in assignments to our Contractor Connection service line. The increase in cases in Canada are due to an increase in new clients in our Contractor Connection service line. Cases received in Rest of World was higher in the three months ended June 30, 2021 due to new client growth, although was a slight decrease in the year-to-date period.

As a result of the impact from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 59.6% in the 2021 quarter compared with 57.7% in the 2020 quarter. For the six months ended June 30, 2021, direct compensation, fringe benefits, and non-employee labor expenses were 61.9%, compared with 60.2% in 2020. The dollar amount of these expenses was $30.5 million for the 2021 quarter and $21.2 million for the comparable 2020 period, and were $57.9 million for the six months ended June 30, 2021 compared to $41.6 million in 2020. The increase in costs was due to the higher revenues in the current year and increased employees to support client growth. The increase in the percentage of revenues before reimbursements in the current year was due to the change in product mix and higher compensation expense to support the new client growth. There was a benefit of $0.1 million in the three months and six months ended June 30, 2021 as a result of CEWS, compared to $0.2 million benefit in the three months and six months ended June 30, 2020. There was an average of 1,132 full-time equivalent employees in Crawford Platform Solutions in the 2021 six month period, compared with an average of 980 for the comparable 2020 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 20.1% of Crawford Platform Solutions revenues before reimbursements for the three months ended June 30, 2021 compared with 22.8% for the comparable period in 2020. The dollar amount of these expenses increased to $10.3 million in the 2021 second quarter as compared with $8.4 million in the 2020 period. The increase in the amount in 2021 was due to the higher revenues and the change in foreign exchange rates. The decrease in the expense as a percent of revenues before reimbursements in 2021 is due to the higher revenues and a decrease in travel and entertainment expense and other administrative support costs. For the six months ended June 30, 2021, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $20.7 million, compared with $17.3 million for the 2020 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 22.1% for the six months ended June 30, 2021, compared with 25.0% for the 2020 period. The increase in overall expenses was due to the increased revenues. The decrease in the expense as a percent of revenues before reimbursements in 2021 is due to the higher revenues and a decrease in administrative support costs.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. We estimate that our effective income tax rate for 2021 will be approximately 27% to 29% after considering known discrete items as of June 30, 2021.

The provision for income taxes on consolidated income before income tax totaled $3.6 million and $6.3 million for the three months ended June 30, 2021 and 2020, respectively. The provision for income taxes on consolidated income before income tax totaled a provision of $6.1 million and a benefit of $(2.2) million for the six months ended June 30, 2021 and 2020, respectively. The overall effective tax rate increased to 25.4% for the six months ended June 30, 2021 compared with 23.6% for the 2020 period primarily due to the impact of goodwill impairment in the prior year.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $1.5 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively. Interest income was $0.3 million and below $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Corporate interest expense totaled $3.1 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively. Interest income was $0.3 million and below $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The 2021 amounts were lower due to lower average borrowings and the change in interest rates between periods.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.3 million for each of the three months ended June 30, 2021 and 2020. Stock option expense totaled $0.4 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.8 million and $2.7 million for the three months ended June 30, 2021 and 2020. Amortization expense associated with these intangible assets totaled $5.5 million for each of the six months ended June 30, 2021 and 2020. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and six months ended June 30, 2021 and 2020, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.

Unallocated corporate and shared costs were $1.7 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively. The decrease for the second quarter was due to a decrease in unallocated incentive compensation and severance expense, partially offset by an increase in self-insurance expenses and decreased credit from CEWS. For the six months ended June 30, 2021 and 2020, unallocated corporate and shared costs were $2.8 million and $5.2 million, respectively. The decrease for the year-to-date period is primarily due to a decrease in unallocated incentive compensation and severance expense, decrease in self-insurance expenses and pension expense.

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

Loss on Disposition of Business

We recognized a $0.3 million loss on disposition of businesses in the 2020 second quarter. There were not acquisitions or dispositions in 2021. See Note 13, "Business Acquisitions and Dispositions" of our accompanying consolidated financial statements for further discussion about this activity.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At June 30, 2021, our working capital balance (current assets less current liabilities) was approximately $87.1 million, an increase of $27.9 million from the working capital balance at December 31, 2020. Our cash and cash equivalents were $44.7 million at June 30, 2021, compared with $44.7 million at December 31, 2020.

Cash and cash equivalents as of June 30, 2021 consisted of $16.2 million held in the U.S. and $28.5 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. During 2020, the Company changed its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $10.5 million for the six months ended June 30, 2021, compared with $12.0 million in the comparable period of 2020. The decrease in cash provided by operating activities was primarily due to higher pension contributions, income tax payments and growth in receivables in 2021, partially offset by an increase in net income compared with the same period of 2020. 2021 cash flows include $4.6 million CEWS receipts, partially offset by $4.3 million in payroll taxes which were deferred in the 2020 period.

Cash Used in Investing Activities

Cash used in investing activities was $11.8 million for the six months ended June 30, 2021, compared with $14.4 million used in the first six months of 2020. The decrease in use for 2021 was due to the settlement of certain company-owned life insurance policies and a decrease in capital expenditures, offset by cash paid for the acquisition of HBA Legal in the 2021 period. Capital expenditures were $12.2 million in 2021 compared to $14.3 million in 2020.

Cash Used in/Provided by Financing Activities

Cash used in financing activities was $0.4 million for the six months ended June 30, 2021, compared with cash provided by financing activities of $11.4 million for the 2020 period. We paid $6.4 million in dividends in the six months ended June 30, 2021 compared with $4.9 million in the 2020 period. During the first six months of 2021, there was a decrease of $11.0 million of net borrowing from our revolving credit facility, compared with a net increase during the first six months of 2020 of $19.2 million, due the economic uncertainty in the 2020 period. Share repurchases totaled $3.0 million in the 2021 period, compared with $2.7 million for the first six months of 2020.

Other Matters Concerning Liquidity and Capital Resources

As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.3 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $317.1 million at June 30, 2021. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. However, certain events, such as the COVID-19 pandemic, could impact the level and timing of our short-term debt obligations in the future. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $125.0 million as of June 30, 2021 compared with $113.6 million at December 31, 2020.

Our liquidity is defined as cash on hand and borrowing capacity under our Amended and Restated Credit Agreement with Wells Fargo, as amended (the “Credit Agreement”) based on our trailing twelve month EBITDA, as defined in our Credit Agreement. At June 30, 2021, we had $44.7 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $243.5 million, resulting in total liquidity of $288.2 million at June 30, 2021. We have not applied for governmental loans to support the Company’s operations but did take advantage of certain aspects of the CARES Act in 2020, such as the deferral of payroll tax deposits. In addition, there are numerous international legislative responses that we continue to evaluate, such as the CEWS program where we have received a benefit during 2020 and 2021. We do not expect to benefit from the CEWS subsidy in future periods.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $51.6 million and overfunded by $36.8 million, respectively, at December 31, 2020, based on accumulated benefit obligations of $448.6 million and $267.2 million for the U.S. Qualified Plan and the U.K. plans, respectively.

For the six months ended June 30, 2021, the Company made $4.5 million in contributions to its U.S. defined benefit pension plan and $0.4 million to its U.K defined benefit pension plans. During the comparable period in 2020 the Company made $3.0 million in contributions to the U.S. defined benefit pension plan and $0.3 million was contributed to the U.K. defined benefit plans. The Company expects to make an additional $4.5 million in contributions to its U.S. defined benefit pension plan in 2021 but does not expect to make any additional contributions to its U.K. plans during the remainder of 2021. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the six months ended June 30, 2021, we paid $6.4 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, the impact of the COVID-19 pandemic on our business, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2021, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2020 were as follows:

•
Unbilled revenues increased $7.0 million excluding foreign currency exchange impacts. This increase was primarily due to an increase in weather related activity in the U.S., U.K. and Australia in our Crawford Loss Adjusting and Platform Solutions segments.
•
Accounts payable and accrued liabilities decreased $11.3 million excluding foreign exchange impacts. The decrease is primarily due to the timing of employee incentive payments.

•
Accrued retirement costs decreased $9.9 million excluding foreign exchange impacts. The decrease is related to the timing of annual payments such as our 401K match program as well as a contribution to the U.S. defined benefit pension plan in the second quarter.

At June 30, 2021, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on May 9, 2019 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). The Company’s Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2020, the Company has purchased 337,165 shares pursuant to the 2019 Repurchase Authorization. As of June 30, 2021, the Company was authorized to repurchase 304,932 shares under the 2019 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2021				493,198
April 1, 2021 - April 30, 2021
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of April 30, 2021				493,198
May 1, 2021 - May 31, 2021
CRD-A	79,782	$9.73	79,782
CRD-B	8,484	$9.42	8,484
Totals of May 31, 2021				404,932
June 1, 2021 - June 30, 2021
CRD-A	86,369	$9.57	86,369
CRD-B	13,631	$9.26	13,631
Totals as of June 30, 2021	188,266		188,266	304,932

Item 6. Exhibits

Exhibit
No.	Description
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	August 3, 2021	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2021	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)