Form 10-Q
period 2021-09-30
CRAWFORD & CO
filed 2021-11-08
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2021

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of November 1, 2021, was as follows:

Class A Common Stock, $1.00 par value: 30,619,912

Class B Common Stock, $1.00 par value: 22,398,645

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2021

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2021 and 2020	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2021 and 2020	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2021 and 2020	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2021 and December 31, 2020	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months ended March 31, June 30 and September 30, 2021 and 2020	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

	Report of Independent Registered Public Accounting Firm	27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

Part II. Other Information

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 5.	Other Items	49

Item 6.	Exhibits	51

Signatures		52

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2021	2020
Revenues:

Revenues before reimbursements	$288,500	$253,124
Reimbursements	9,062	8,545
Total Revenues	297,562	261,669

Costs and Expenses:

Costs of services provided, before reimbursements	211,017	177,061
Reimbursements	9,062	8,545
Total costs of services	220,079	185,606

Selling, general, and administrative expenses	60,759	52,065

Corporate interest expense, net of interest income of $0 and $98, respectively	1,648	1,599

Gain on disposition of business	—	(14,104)

Total Costs and Expenses	282,486	225,166

Other Income (Expense), net	902	(65)

Income Before Income Taxes	15,978	36,438

Provision for Income Taxes	4,866	11,729

Net Income	11,112	24,709

Net Loss (Income) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	83	(312)

Net Income Attributable to Shareholders of Crawford & Company	$11,195	$24,397

Earnings Per Share - Basic:
Class A Common Stock	$0.21	$0.46
Class B Common Stock	$0.21	$0.46

Earnings Per Share - Diluted:
Class A Common Stock	$0.20	$0.46
Class B Common Stock	$0.21	$0.46

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,711	30,643
Class B Common Stock	22,407	22,510

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,954	30,937
Class B Common Stock	22,407	22,510

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020
Revenues:

Revenues before reimbursements	$809,138	$725,071
Reimbursements	27,124	25,519
Total Revenues	836,262	750,590

Costs and Expenses:

Costs of services provided, before reimbursements	589,375	518,263
Reimbursements	27,124	25,519
Total costs of services	616,499	543,782

Selling, general, and administrative expenses	178,120	163,327

Corporate interest expense, net of interest income of $319 and $131, respectively	4,443	6,275

Goodwill impairment	—	17,674

Restructuring costs	—	5,714

Gain on disposition of businesses, net	—	(13,763)

Total Costs and Expenses	799,062	723,009

Other Income (Expense), net	2,676	(355)

Income Before Income Taxes	39,876	27,226

Provision for Income Taxes	10,927	9,554

Net Income	28,949	17,672

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	90	1,224

Net Income Attributable to Shareholders of Crawford & Company	$29,039	$18,896

Earnings Per Share - Basic:
Class A Common Stock	$0.55	$0.36
Class B Common Stock	$0.55	$0.34

Earnings Per Share - Diluted:
Class A Common Stock	$0.53	$0.36
Class B Common Stock	$0.54	$0.34

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,786	30,575
Class B Common Stock	22,438	22,533

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,916	30,810
Class B Common Stock	22,438	22,533

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended September 30,
(In thousands)	2021	2020
Net Income	$11,112	$24,709

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(5,529)	11,845

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $657 and $676, respectively	1,908	2,036

Other Comprehensive (Loss) Income	(3,621)	13,881

Comprehensive Income	7,491	38,590

Comprehensive loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	282	(247)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$7,773	$38,343

	Nine Months Ended September 30,
(In thousands)	2021	2020

Net Income	$28,949	$17,672

Other Comprehensive Income:
Net foreign currency translation gain, net of tax of $0 and $0, respectively	7,279	5,152

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,987 and $1,977, respectively	5,737	5,849

Other Comprehensive Income	13,016	11,001

Comprehensive Income	41,965	28,673

Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	273	1,665

Comprehensive Income Attributable to Shareholders of Crawford & Company	$42,238	$30,338

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$36,929	$44,656
Accounts receivable, less allowance for expected credit losses of $9,114 and $9,464, respectively	136,729	123,060
Unbilled revenues, at estimated billable amounts	127,510	103,528
Income taxes receivable	2,311	1,269
Prepaid expenses and other current assets	37,002	29,490
Total Current Assets	340,481	302,003
Net Property and Equipment	34,015	36,402
Other Assets:
Operating lease right-of-use assets, net	100,895	109,315
Goodwill	85,696	66,537
Intangible assets arising from business acquisitions, net	75,613	71,176
Capitalized software costs, net	73,418	71,021
Deferred income tax assets	25,003	25,595
Other noncurrent assets	71,375	70,935
Total Other Assets	432,000	414,579
TOTAL ASSETS	$806,496	$752,984

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	September 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$1,582	$1,837
Accounts payable	38,658	41,544
Accrued compensation and related costs	93,334	81,848
Self-insured risks	10,514	11,390
Income taxes payable	—	5,822
Operating lease liability	26,029	32,745
Other accrued liabilities	48,617	40,375
Deferred revenues	30,545	27,233
Total Current Liabilities	249,279	242,794
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	139,028	111,758
Operating lease liability	89,324	93,228
Deferred revenues	24,035	24,136
Accrued pension liabilities	36,884	53,886
Other noncurrent liabilities	48,239	40,254
Total Noncurrent Liabilities	337,510	323,262
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,613 and 30,847 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	30,613	30,847
Class B common stock, $1.00 par value; 50,000 shares authorized; 22,399 and 22,510 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	22,399	22,510
Additional paid-in capital	73,768	67,193
Retained earnings	279,273	265,245
Accumulated other comprehensive loss	(185,657)	(198,856)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	220,396	186,939
Noncontrolling interests	(689)	(11)
Total Shareholders' Investment	219,707	186,928
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$806,496	$752,984

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$28,949	$17,672
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	30,768	30,150
Goodwill impairment	—	17,674
Gain on disposition of businesses, net	—	(13,763)
Stock-based compensation	5,564	2,732
Changes in operating assets and liabilities:
Accounts receivable, net	(7,352)	485
Unbilled revenues, net	(18,990)	(9,223)
Accrued or prepaid income taxes	(8,627)	2,462
Accounts payable and accrued liabilities	6,798	16,097
Deferred revenues	2,130	(1,491)
Accrued retirement costs	(13,243)	(6,101)
Prepaid expenses and other operating activities	(5,954)	622
Net cash provided by operating activities	20,043	57,316

Cash Flows From Investing Activities:
Acquisitions of property and equipment	(5,251)	(10,850)
Capitalization of computer software costs	(15,372)	(12,793)
Proceeds from settlement of life insurance policies	4,937	—
Payments for business acquisitions, net of cash acquired	(23,141)	—
Cash proceeds from disposition of businesses, net of cash disposed	—	19,273
Net cash used in investing activities	(38,827)	(4,370)

Cash Flows From Financing Activities:
Cash dividends paid	(9,577)	(6,986)
Repurchases of common stock	(6,076)	(2,666)
Increases in revolving credit facility borrowings	58,449	76,876
Payments on revolving credit facility borrowings	(31,808)	(124,454)
Payments of contingent consideration on acquisitions	(1,683)	—
Other financing activities	629	(21)
Net cash provided by (used in) financing activities	9,934	(57,251)
Effects of exchange rate changes on cash and cash equivalents	1,123	1,242
Decrease in cash and cash equivalents	(7,727)	(3,063)
Cash and cash equivalents at beginning of year	44,656	51,802
Cash and cash equivalents at end of period	$36,929	$48,739

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2021	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2021	$30,847	$22,510	$67,193	$265,245	$(198,856)	$186,939	$(11)	$186,928
Net income	—	—	—	6,064	—	6,064	(30)	6,034
Other comprehensive income	—	—	—	—	12,590	12,590	(14)	12,576
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,198)	—	(3,198)	—	(3,198)
Stock-based compensation	—	—	1,609	—	—	1,609	—	1,609
Repurchases of common stock	(90)	(59)	—	(1,041)	—	(1,190)	—	(1,190)
Shares issued in connection with stock-based compensation plans, net	93	—	(87)	—	—	6	—	6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(207)	(207)
Balance at March 31, 2021	$30,850	$22,451	$68,715	$267,070	$(186,266)	$202,820	$(262)	$202,558
Net income	—	—	—	11,780	—	11,780	23	11,803
Other comprehensive income	—	—	—	—	4,031	4,031	30	4,061
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,196)	—	(3,196)	—	(3,196)
Stock-based compensation	—	—	1,954	—	—	1,954	—	1,954
Repurchases of common stock	(166)	(22)	—	(1,621)	—	(1,809)	—	(1,809)
Shares issued in connection with stock-based compensation plans, net	39	—	250	—	—	289	—	289
Decrease in value of noncontrolling interest due to acquisitions	—	—	(106)	—	—	(106)	—	(106)
Balance at June 30, 2021	$30,723	$22,429	$70,813	$274,033	$(182,235)	$215,763	$(209)	$215,554
Net income	—	—	—	11,195	—	11,195	(83)	11,112
Other comprehensive income	—	—	—	—	(3,422)	(3,422)	(199)	(3,621)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,183)	—	(3,183)	—	(3,183)
Stock-based compensation	—	—	2,001	—	—	2,001	—	2,001
Repurchases of common stock	(275)	(30)	—	(2,772)	—	(3,077)	—	(3,077)
Shares issued in connection with stock-based compensation plans, net	165	—	954	—	—	1,119	—	1,119
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(198)	(198)
Balance at September 30, 2021	$30,613	$22,399	$73,768	$279,273	$(185,657)	$220,396	$(689)	$219,707

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT - CONTINUED

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2020	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2020	$30,610	$22,671	$63,392	$249,551	$(206,907)	$159,317	$3,250	$162,567
Net loss (1)	—	—	—	(11,399)	—	(11,399)	120	(11,279)
Other comprehensive income (loss)	—	—	—	—	(1,545)	(1,545)	1	(1,544)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.05 per share)	—	—	—	(3,268)	—	(3,268)	—	(3,268)
Stock-based compensation	—	—	880	—	—	880	—	880
Repurchases of common stock	(155)	(161)	—	(2,350)	—	(2,666)	—	(2,666)
Shares issued in connection with stock-based compensation plans, net	64	—	(54)	—	—	10	—	10
Decrease in value of noncontrolling interest due to acquisition	—	—	(269)	—	576	307	(599)	(292)
Adoption of Topic 326	—	—	—	(607)	—	(607)	—	(607)
Balance at March 31, 2020	$30,519	$22,510	$63,949	$231,927	$(207,876)	$141,029	$2,772	$143,801
Net income (1)	—	—	—	5,898	—	5,898	481	6,379
Other comprehensive loss	—	—	—	—	(959)	(959)	(377)	(1,336)
Cash dividends paid (Class A - $0.03 per share, Class B - $0.03 per share)	—	—	—	(1,591)	—	(1,591)	—	(1,591)
Stock-based compensation	—	—	1,118	—	—	1,118	—	1,118
Shares issued in connection with stock-based compensation plans, net	4	—	(4)	—	—	—	—	—
Increase in value of noncontrolling interest due to disposition	—	—	—	—	—	—	1,249	1,249
Balance at June 30, 2020	$30,523	$22,510	$65,063	$236,234	$(208,835)	$145,495	$4,125	$149,620
Net income (1)	—	—	—	24,397	—	24,397	312	24,709
Other comprehensive income (loss)	—	—	—	—	13,946	13,946	(65)	13,881
Cash dividends paid (Class A - $0.04 per share, Class B - $0.04 per share)	—	—	—	(2,127)	—	(2,127)	(196)	(2,323)
Stock-based compensation	—	—	734	—	—	734	—	734
Shares issued in connection with stock-based compensation plans, net	122	—	679	—	—	801	—	801
Decrease in value of noncontrolling interest due to dispositions and acquisition	—	—	(137)	—	(113)	(250)	(4,886)	(5,136)
Balance at September 30, 2020	$30,645	$22,510	$66,339	$258,504	$(195,002)	$182,996	$(710)	$182,286

(1) The total net income (loss) presented in the condensed consolidated statements of shareholders' investment for the three months ended March 31, June 30 and September 30, 2020 excludes $1,880, $257 and $0, respectively, in net loss attributable to the redeemable noncontrolling interests.

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity and the continued economic uncertainty resulting from the COVID-19 pandemic, the Company's operating results for the three and nine months ended September 30, 2021 and financial position as of September 30, 2021 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2021 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

In January 2021, the Company has reorganized its global service line structure to consist of Crawford Loss Adjusting, Crawford TPA Solutions, and Crawford Platform Solutions. Certain prior period amounts among the Company’s reportable segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results. Significant intercompany transactions have been eliminated in consolidation.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2021 and December 31, 2020, the liabilities of the deferred compensation plan were $7,087,000 and $7,961,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $11,542,000 and $16,323,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in the first, second and third quarters of 2021, as well as the second, third and fourth quarters of 2020. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense. The Company recognized $1,778,000 and $5,850,000 in the three months and nine months ended September 30, 2021, respectively, and $4,711,000 and $9,056,000 in the three months and nine months ended September 30, 2020, respectively. The Company will continue to evaluate the impact of government subsidies each period but only expects minimal subsidy after the third quarter.

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

The following table presents Crawford Loss Adjusting revenues before reimbursements disaggregated by geography for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
U.S.	$43,277	$34,438	$113,999	$95,973
U.K.	27,140	24,568	78,385	77,603
Australia	18,907	18,855	55,127	51,590
Canada	13,537	13,797	40,030	42,668
Europe	12,876	11,631	39,525	36,137
Rest of World	8,228	7,640	25,392	23,124
Total Crawford Loss Adjusting Revenues before Reimbursements	$123,965	$110,929	$352,458	$327,095

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

The following tables present Crawford TPA Solutions revenues before reimbursements disaggregated by service line and geography for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$38,326	$37,478	$75,804	$35,133	$35,593	$70,726
U.K.	6,063	—	6,063	4,145	—	4,145
Canada	4,351	—	4,351	5,489	—	5,489
Europe and Rest of World	14,003	—	14,003	8,548	—	8,548
Total Crawford TPA Solutions Revenues before Reimbursements	$62,743	$37,478	$100,221	$53,315	$35,593	$88,908

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$114,028	$111,954	$225,982	$105,755	$112,237	$217,992
U.K.	16,512	—	16,512	12,385	—	12,385
Canada	14,163	—	14,163	17,521	—	17,521
Europe and Rest of World	42,183	—	42,183	27,675	—	27,675
Total Crawford TPA Solutions Revenues before Reimbursements	$186,886	$111,954	$298,840	$163,336	$112,237	$275,573

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

The following table presents Crawford Platform Solutions revenues before reimbursements disaggregated by service line and geography for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands)	Contractor Connection	Network Business	Total	Contractor Connection	Network Business	Total
U.S.	$18,591	$37,882	$56,473	$20,076	$27,480	$47,556
U.K.	2,561	—	2,561	1,338	16	1,354
Canada	1,960	1,190	3,150	1,786	1,194	2,980
Europe and Rest of World	509	1,621	2,130	342	1,055	1,397
Total Crawford Platform Solutions Revenues before Reimbursements	$23,621	$40,693	$64,314	$23,542	$29,745	$53,287

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in thousands)	Contractor Connection	Network Business	Total	Contractor Connection	Network Business	Total
U.S.	$54,644	$82,045	$136,689	$53,271	$51,819	$105,090
U.K.	7,352	18	7,370	4,984	37	5,021
Canada	5,669	2,747	8,416	4,398	3,752	8,150
Europe and Rest of World	1,381	3,984	5,365	675	3,467	4,142
Total Crawford Platform Solutions Revenues before Reimbursements	$69,046	$88,794	$157,840	$63,328	$59,075	$122,403

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

The table below presents the deferred revenues balance as of January 1, 2021 and the significant activity affecting deferred revenues during the nine months ended September 30, 2021:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2021	$51,369
Quarterly additions	19,303
Revenue recognized from the prior periods	(12,603)
Revenue recognized from current quarter additions	(4,551)
Deferred revenue from acquisition	659
Balance as of March 31, 2021	$54,177
Quarterly additions	19,501
Revenue recognized from the prior periods	(13,605)
Revenue recognized from current quarter additions	(4,639)
Other adjustments	(3,146)
Balance as of June 30, 2021	$52,288
Quarterly additions	19,444
Revenue recognized from the prior periods	(12,404)
Revenue recognized from current quarter additions	(4,748)
Balance as of September 30, 2021	$54,580

Remaining Performance Obligations

As of September 30, 2021, the Company had $94,399,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

5. Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. The provision for income taxes on consolidated income before income taxes totaled a provision of $4,866,000 and $11,729,000 for the three months ended September 30, 2021 and 2020, respectively.

The provision for income taxes on consolidated income before income taxes totaled a provision of $10,927,000 and $9,554,000 for the nine months ended September 30, 2021 and 2020. The overall effective tax rate decreased to 27.4% for the nine months ended September 30, 2021 compared with 35.1% for the 2020 period primarily due to the impact of the goodwill impairment and LWI disposition in the prior year.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 included the following components:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Service cost	$302	$315	$921	$946
Interest cost	2,858	4,092	8,533	12,330
Expected return on assets	(6,348)	(6,936)	(18,968)	(20,899)
Amortization of actuarial loss	2,589	2,614	7,760	7,848
Net periodic (benefit) cost	$(599)	$85	$(1,754)	$225

For the three months ended September 30, 2021 and 2020, the non-service components of net periodic pension benefit of $(901,000) and $(230,000), respectively, are included in "Other Income (Expense), net" on the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2021 and 2020, the non-service components of net periodic pension benefit of $(2,675,000) and $(721,000), respectively, are included in "Other Income (Expense), net" on the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2021, the Company made contribution of $9,000,000 to the U.S. defined benefit pension plan and $526,000 to the U.K. defined benefit pension plans, respectively, as compared with $3,000,000 to the U.S. defined benefit pension plan and $455,000 to the U.K. defined benefit pension plans during the nine months ended September 30, 2020.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$4,632	$3,380	$12,839	$9,431	$11,257	$8,205	$6,857	$5,053
Dividends paid	1,839	1,344	1,226	901	5,539	4,038	4,281	2,705
Net income attributable to common shareholders, basic	$6,471	$4,724	$14,065	$10,332	$16,796	$12,243	$11,138	$7,758

Denominator:
Weighted-average common shares outstanding, basic	30,711	22,407	30,643	22,510	30,786	22,438	30,575	22,533
Earnings per share - basic	$0.21	$0.21	$0.46	$0.46	$0.55	$0.55	$0.36	$0.34

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$4,710	$3,302	$12,891	$9,379	$11,428	$8,034	$6,879	$5,031
Dividends paid	1,839	1,344	1,226	901	5,539	4,038	4,281	2,705
Net income attributable to common shareholders, diluted	$6,549	$4,646	$14,117	$10,280	$16,967	$12,072	$11,160	$7,736

Denominator:
Weighted-average common shares outstanding, basic	30,711	22,407	30,643	22,510	30,786	22,438	30,575	22,533
Weighted-average effect of dilutive securities	1,243	—	294	—	1,130	—	235	—
Weighted-average common shares outstanding, diluted	31,954	22,407	30,937	22,510	31,916	22,438	30,810	22,533
Earnings per share - diluted	$0.20	$0.21	$0.46	$0.46	$0.53	$0.54	$0.36	$0.34

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Shares underlying stock options excluded	352	2,014	706	2,014
Performance stock grants excluded because performance conditions have not been met (1)	396	1,335	318	1,197

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and nine months ended September 30, 2021 and 2020. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
CRD-A issued under the Non-Employee Director Stock Plan	—	3	67	70
CRD-A issued under the U.K. ShareSave Scheme	5	1	70	2
CRD-A issued under the Employee Stock Purchase Plan	159	114	159	114
CRD-A issued under the International Plan	—	4	—	4

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). The Company’s Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At September 30, 2021, there were no remaining shares authorized to repurchase under the 2019 Repurchase Authorization.

During the three months ended September 30, 2021, the Company repurchased 274,385 shares of CRD-A and 30,547 shares CRD-B at an average cost of $10.13 and $9.72, respectively. During the three months ended September 30, 2020, the Company did not repurchase any shares of CRD-A or CRD-B.

During the nine months ended September 30, 2021, the Company repurchased 530,598 shares of CRD-A and 111,499 shares CRD-B at an average cost of $9.63 and $8.68, respectively. During the nine months ended September 30, 2020, the Company repurchased 155,351 shares of CRD-A and 161,459 shares of CRD-B at an average cost of $8.42 and $8.42, respectively.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $629,000 for the three months ended September 30, 2021, and $1,659,000 for the nine months ended September 30, 2021. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	(18,000)	(164,235)	(182,235)	(30,792)	(168,064)	(198,856)
Other comprehensive (loss) income before reclassifications	(5,330)	—	(5,330)	7,462	—	7,462
Amounts reclassified from accumulated other comprehensive income to net income	—	1,908	1,908	—	5,737	5,737
Net current period other comprehensive income	(5,330)	1,908	(3,422)	7,462	5,737	13,199
Ending balance	(23,330)	(162,327)	(185,657)	(23,330)	(162,327)	(185,657)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(41,591)	$(167,244)	$(208,835)	$(35,850)	$(171,057)	$(206,907)
Other comprehensive income before reclassifications	11,910	—	11,910	5,593	—	5,593
Amounts reclassified from accumulated other comprehensive income to net income	—	2,036	2,036	—	5,849	5,849
Net current period other comprehensive loss	11,910	2,036	13,946	5,593	5,849	11,442
(Disposition) Acquisition of noncontrolling interest	(113)	—	(113)	463	—	463
Ending balance	$(29,794)	$(165,208)	$(195,002)	$(29,794)	$(165,208)	$(195,002)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2021
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,027	$10,027	$—	$—

Liabilities:
Contingent earnout liability (2)	9,317	9,317	—	—

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The contingent earnout liability relates to business acquisitions by the Crawford Loss Adjusting and Crawford TPA Solutions operating segments. The fair value of the contingent earnout liability was estimated based on management’s future expectations of the acquirees achieving the eligible revenue and adjusted EBITDA targets as set forth in the purchase agreements, which is Level 3 data. The maximum possible earnout remaining is $27,000,000. The change in the contingent earnout liability is primarily due to a payment made during the three months ended June 30, 2021, and an acquisition during the three months ended September 30, 2021. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of each contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and nine months ended September 30, 2021. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

10. Segment Information

Financial information for the three and nine months ended September 30, 2021 and 2020 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Crawford Loss Adjusting	$123,965	$110,929	$352,458	$327,095
Crawford TPA Solutions	100,221	88,908	298,840	275,573
Crawford Platform Solutions	64,314	53,287	157,840	122,403
Total segment revenues before reimbursements	288,500	253,124	809,138	725,071
Reimbursements	9,062	8,545	27,124	25,519
Total revenues	$297,562	$261,669	$836,262	$750,590

Segment Operating Earnings
Crawford Loss Adjusting	$7,063	$14,139	$18,124	$24,854
Crawford TPA Solutions	5,034	4,288	14,465	13,708
Crawford Platform Solutions	10,968	10,655	25,937	20,939
Total segment operating earnings	23,065	29,082	58,526	59,501

(Deduct) Add:
Unallocated corporate and shared costs, net	(2,266)	(1,027)	(5,081)	(6,189)
Net corporate interest expense	(1,648)	(1,599)	(4,443)	(6,275)
Stock option expense	(296)	(457)	(700)	(1,033)
Amortization of customer-relationship intangible assets	(2,877)	(3,665)	(8,426)	(9,153)
Goodwill impairment	—	—	—	(17,674)
Restructuring costs	—	—	—	(5,714)
Gain on disposition of business, net	—	14,104	—	13,763
Income before income taxes	$15,978	$36,438	$39,876	$27,226

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represents segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, gain on disposition of business, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Crawford TPA Solutions
Claims Management Services	$62,743	$53,315	$186,886	$163,336
Medical Management Services	37,478	35,593	111,954	112,237
Total Revenues before Reimbursements--Crawford TPA Solutions	$100,221	$88,908	$298,840	$275,573
Crawford Platform Solutions
Contractor Connection	$23,621	$23,542	$69,046	$63,328
Network Business	40,693	29,745	88,794	59,075
Total Revenues before Reimbursements--Crawford Platform Solutions	$64,314	$53,287	$157,840	$122,403

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At September 30, 2021, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,277,000.

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

12. Restructuring Costs

There were no restructuring costs for the three and nine months ended September 30, 2021, compared with $5,714,000 for the nine months ended September 30, 2020. The 2020 costs related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of the Company’s workforce. The restructuring cost was comprised of $5,076,000 severance expense and related payroll taxes, and $638,000 asset impairment.

As of September 30, 2021, the following liabilities remained on the Company's unaudited Condensed Consolidated Balance Sheets related to restructuring costs. The rollforward of these liabilities to September 30, 2021 were as follows:

	Three months ended September 30, 2021
(in thousands)	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, June 30, 2021	$1,030	$340	$1,370
Additions	—	—	—
Adjustments to accruals	6	(20)	(14)
Cash payments	(339)	(148)	(487)
Ending balance, September 30, 2021	$697	$172	$869

	Nine Months Ended September 30, 2021
(in thousands)	Accrued compensation and related costs	Other accrued liabilities	Total
Beginning balance, December 31, 2020	$3,369	$590	$3,959
Additions	—	—	—
Adjustments to accruals	(312)	13	(299)
Cash payments	(2,360)	(431)	(2,791)
Ending balance, September 30, 2021	$697	$172	$869

13. Business Acquisitions and Dispositions

Acquisition of HBA Group

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

The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,400,000. At September 30, 2021, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

There was no revision to the acquisition accounting during the three months ended September 30, 2021. The valuation of the assets acquired and liabilities assumed for HBA Group on the acquisition date as of September 30, 2021 is as follows:

(in thousands)	Opening Balance Sheet, Adjusted as of September 30, 2021

Assets
Cash and cash equivalents	$240
Accounts receivable, net	1,081
Unbilled revenue, at estimated billable amounts	598
Other current assets	87
Operating lease right-of-use assets, net	1,502
Property and equipment, net	118
Customer relationships	1,574
Goodwill	5,645
Total Assets	10,845

Liabilities
Accounts payable	501
Accrued expenses	1,116
Deferred revenue	659
Deferred tax liability	472
Operating lease liability	1,502
Other liabilities	256
Total Liabilities	4,506
Net Assets Acquired	$6,339

Acquisition of edjuster Inc.

On August 23, 2021, the Company acquired 100% of edjuster Inc. in Canada and its U.S. subsidiary (collectively "edjuster"). edjuster is a technology-enabled, end-to-end contents services provider and platform. This acquisition will enable the Company to expand its capability in the North American claims contents services market. The purchase price included an initial cash payment of $21,000,000, net of working capital adjustments, and an earn-out potential up to $14,000,000 in cash based on the achievement of certain EBITDA performance goals over two one-year periods, beginning January 2022. The acquisition was funded primarily through additional borrowings under the Company’s credit facility.

This acquisition was accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. As a result of the acquisition, the Company recognized net assets of $1,834,000, goodwill of $9,670,000, and intangible assets of $11,700,000, including a tradename, a developed technology, customer relationships and non-compete agreements. Goodwill is attributable to the assembled workforce acquired, and expected revenue and cost synergies as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

The preliminary acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,400,000. Significant assumptions and estimates included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, royalty rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed, including, but not limited to accounts receivable, unbilled revenue, intangible assets, accrued expenses, tax liabilities and goodwill. As additional information becomes available, the Company may further revise its preliminary acquisition accounting during the remainder of the measurement period, which will not exceed 12 months from the date of acquisition. The Company may update certain assumptions and inputs to incorporate additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

The preliminary valuation of the assets acquired and liabilities assumed for edjuster on acquisition date as of September 30, 2021 is as follows:

(in thousands)	Opening Balance Sheet, as of September 30, 2021

Assets
Cash and cash equivalents	$1,873
Accounts receivable, net	1,565
Unbilled revenue, at estimated billable amounts	1,531
Other current assets	166
Property and equipment, net	57
Operating lease right-of-use assets, net	418
Intangible assets	11,700
Goodwill	9,670
Other noncurrent assets	1,352
Total Assets	28,332

Liabilities
Accounts payable	137
Deferred tax liability	2,732
Operating lease liability	418
Other liabilities	1,642
Total Liabilities	4,929
Net Assets Acquired	$23,403

Disposition of Lloyd Warwick International

On June 12, 2020, the Company sold its 51% interest in Lloyd Warwick International (“LWI”) for cash proceeds of $19,600,000 and payment of $3,600,000 to settle intercompany indebtedness. In the third quarter, the Company recognized an additional $700,000 related to net working capital adjustments under the terms of the acquisition agreement which increased the purchase price to $20,300,000. Due to the Company’s two-month reporting lag for reporting its international results, this transaction was recorded in the quarter ended September 30, 2020. The Company recognized a gain of $14,700,000 ($11,700,000 net of tax) on the disposition. The Company recognized an additional loss on the disposal of Crawford Compliance Inc. of $600,000 in the third quarter. Both of these disposals were in our then Crawford Specialty Solutions segment and resulted in a net gain of $0.21 per diluted share.

14. Subsequent Events

On October 1, 2021, the Company acquired 100% of Praxis Consulting Inc. ("Praxis"), an established subrogation claims service provider in the U.S. This acquisition allows the Company to expand its footprint in the U.S. subrogation claims market. The purchase price includes an initial cash consideration of $25,500,000, before working capital adjustment, a deferred payment of $20,000,000 in January 2022, and a maximum $10,000,000 payable over two one-year periods based on achieving certain revenue performance goals, as defined in the purchase agreement.

On October 4, 2021, the Company acquired BosBoon Expertise Group B.V. ("Bosboon"), a Netherlands-based specialist loss adjusting company. The acquisition supports Crawford’s strategic aim of strengthening its expertise in all key territories in which it operates. BosBoon offers a specialist range of loss adjusting services which will be added to the existing Crawford Global Technical Services proposition in The Netherlands and internationally. The purchase price includes an initial cash consideration of $2,200,000, before working capital adjustment, and a maximum of $1,860,000 payable over the next two years based on achieving certain financial and nonfinancial goals, as defined in the purchase agreement.

Both of these acquisitions will be accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. Based upon the timing of this acquisition, the initial accounting for the acquisition is not yet complete as the Company gathers additional information related to the assets acquired and liabilities, including intangible assets, other assets, accrued liabilities, deferred taxes, and uncertain tax positions. The Company is in the process of obtaining third-party valuations of certain intangible assets. The preliminary application of acquisition accounting to the assets acquired, and liabilities assumed, as well as the results of operations of Praxis and BosBoon, will first be reflected in the Company's consolidated financial statements as of and for the quarter ending December 31, 2021.

On November 4, 2021, the Company's Board of Directors, authorized the repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023. Under the new repurchase program, repurchases may be made in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The new authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate.

On November 5, 2021, the Company, along with certain of our subsidiaries as co-borrowers, entered into a Credit Agreement with Bank of America, N.A. as Administrative Agent and lender, among other lenders party thereto. The Credit Agreement replaces our Amended and Restated Credit Agreement dated October 11, 2017. Proceeds from borrowings under the Credit Agreement were used to repay all amounts outstanding under the Prior Credit Agreement.

Under the Credit Agreement, the lenders have agreed, subject to certain terms and conditions, to (i) provide to the Company a $450,000,000 multicurrency revolving credit facility maturing in November 2026, (ii) permit additional incremental borrowing capacity, subject to conditions stated therein, (iii) replace the existing fixed charge coverage ratio with an interest coverage ratio with a minimum of 2.50 to 1.00, and (iv) replace the existing leverage ratios with a single leverage ratio test of 4.50 to 1.00. For further discussion regarding the terms of this agreement, refer to "Other Items" included in Item 5 of our accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of September 30, 2021, the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2021 and 2020, the condensed consolidated statements of shareholders’ investment for the three-month periods ended March 31, June 30 and September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 8, 2021

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•
a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,
•
changes in global economic conditions,
•
the impact of global pandemics, such as COVID-19, on claim volumes,
•
changes in interest rates,
•
changes in foreign currency exchange rates,
•
changes in regulations and practices of various governmental authorities,
•
changes in our competitive environment,
•
changes in the financial condition of our clients,
•
changes in the rate of inflation and our ability to recover increased operating costs,
•
the loss of any material customer,
•
our ability to successfully integrate the operations of acquired businesses,
•
regulatory changes related to funding of defined benefit pension plans,
•
our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,
•
our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,
•
our ability to identify new revenue sources not tied to the insurance underwriting cycle,
•
our ability to develop or acquire information technology resources to support and grow our business,
•
our ability to attract and retain qualified personnel,
•
our ability to renew existing contracts with clients on satisfactory terms,
•
our ability to collect amounts due from our clients and others,
•
continued availability of funding under our financing agreements,
•
general risks associated with doing business outside the U.S., including changes in tax rates,
•
our ability to comply with the covenants in our financing or other agreements,
•
changes in the frequency or severity of man-made or natural disasters,
•
the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,
•
our ability to prevent or detect cybersecurity breaches and cyber incidents,
•
our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,
•
risks associated with our having a controlling shareholder, and
•
impairments of goodwill or our other indefinite-lived intangible assets.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended September 30, 2021 and 2020, and as of September 30, 2021, and December 31, 2020, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2020. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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

In January 2021, the Company has reorganized its global service line structure to consist of Crawford Loss Adjusting, Crawford TPA Solutions, and Crawford Platform Solutions. The Company's revised reportable segments are comprised of the following:

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements increased $35.4 million, or 14.0%, for the three months ended September 30, 2021 and $84.1 million, or 11.6% for the nine months ended September 30, 2021 compared with the same periods of 2020. This increase was primarily due to an increase in Hurricane Ida activity in the U.S. in our Crawford Loss Adjusting and Crawford Platforms Solutions segments, an increase in new client growth in our Crawford Platform Solutions operating segment, and an increase in our Crawford TPA Solutions segment. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $9.4 million, or 3.7%, for the three months ended September 30, 2021 and $26.9 million, or 3.7%, for the nine months ended September 30, 2021 as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and nine months ended September 30, 2021.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended September 30, 2020
(in thousands, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	% Variance
Revenues:
Crawford Loss Adjusting	$123,965	$110,929	11.8%	$117,336	5.8%
Crawford TPA Solutions	100,221	88,908	12.7%	98,075	10.3%
Crawford Platform Solutions	64,314	53,287	20.7%	63,707	19.6%
Total revenues before reimbursements	288,500	253,124	14.0%	279,118	10.3%
Reimbursements	9,062	8,545	6.1%	8,605	0.7%
Total Revenues	$297,562	$261,669	13.7%	$287,723	10.0%

	Nine Months Ended			Nine Months Ended
				Based on exchange rates for the nine months ended September 30, 2020
(in thousands, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	% Variance
Revenues:
Crawford Loss Adjusting	$352,458	$327,095	7.8%	$333,470	1.9%
Crawford TPA Solutions	298,840	275,573	8.4%	292,578	6.2%
Crawford Platform Solutions	157,840	122,403	29.0%	156,198	27.6%
Total revenues before reimbursements	809,138	725,071	11.6%	782,246	7.9%
Reimbursements	27,124	25,519	6.3%	25,954	1.7%
Total Revenues	$836,262	$750,590	11.4%	$808,200	7.7%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $26.0 million, or 10.3%, for the three months ended September 30, 2021, and increased $57.2 million, or 7.9%, for the nine months ended September 30, 2021. Revenues from the Crawford Loss Adjusting segment increased in the three months ended September 30, 2021 due to the increase in Hurricane Ida activity in the U.S.. Revenues from the Crawford TPA Solutions segment increased for the quarter due to growth in the U.S. and revenues from recent acquisitions, partially offset by a continued reduction as a result of the economic impact of COVID-19 in Canada and Europe. Revenues from the Crawford Platform Solutions segment increased primarily due to an increase in Hurricane Ida related cases in the U.S. and new client growth. There was a net $6.2 million positive increase in total company revenues in the 2021 third quarter and a $10.7 million positive increase in the year-to-date period as a result of acquisitions and dispositions in 2020 and 2021. See Note 13, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements for more details of this activity.

We have experienced continued recovery from the negative economic impact of COVID-19 in recent months, particularly in the U.S., compared to the significant reductions experienced in the prior year, where revenues for the three months ended September 30, 2020 were down in the range of $21.0 to $25.0 million, and for the nine months ended September 30, 2020 were down in the range of $46.0 to $54.0 million. Due to continued negative impacts in multiple regions, it is uncertain whether such recovery can be sustained and continue. The economic impact from COVID-19 could have a material impact to our results of operations, financial condition, and cash flows in one or more future quarters. In addition, it is possible that changes in economic conditions and steps taken by international, federal, state and/or local governments in response to COVID-19 could have negative impacts, including labor shortages which could increase compensation costs and other expenses, unless mitigated by government assistance programs to corporations.

Overall, there was an increase in cases received of 3.1% for the three months ended September 30, 2021 compared with the 2020 period, and an increase of 5.3% for the nine months ended September 30, 2021, primarily due to the increase in Hurricane Ida in the U.S. As a result of the impact from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new clients or weather related activity.

Cases received are presented below by segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	September 30, 2020	Variance
Crawford Loss Adjusting	97,719	89,558	9.1%	270,378	257,360	5.1%
Crawford TPA Solutions	193,112	196,385	(1.7)%	578,511	590,916	(2.1)%
Crawford Platform Solutions	139,917	131,958	6.0%	387,858	325,792	19.1%
Total Crawford Cases Received	430,748	417,901	3.1%	1,236,747	1,174,068	5.3%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and nine months ended September 30, 2021:

		Three Months Ended
		September 30, 2021		September 30, 2020
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$175,554	60.9%	$152,720	60.3%
U.K.	GBP	35,764	12.4%	30,067	11.9%
Canada	CAD	21,038	7.3%	22,266	8.8%
Australia	AUD	27,705	9.6%	21,197	8.4%
Europe	EUR	14,007	4.9%	12,730	5.0%
Rest of World		14,432	4.9%	14,144	5.6%
Total Revenues, before reimbursements		$288,500		$253,124

		Nine Months Ended
		September 30, 2021		September 30, 2020
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$476,670	58.9%	$419,055	57.8%
U.K.	GBP	102,267	12.6%	95,009	13.1%
Canada	CAD	62,609	7.7%	68,339	9.4%
Australia	AUD	79,412	9.8%	58,410	8.1%
Europe	EUR	41,416	5.1%	40,137	5.5%
Rest of World		46,764	5.9%	44,121	6.1%
Total Revenues, before reimbursements		$809,138		$725,071

Costs of services provided, before reimbursements, increased $34.0 million, or 19.2%, for the three months ended September 30, 2021, and increased $71.1 million, or 13.7%, for the nine months ended September 30, 2021, as compared with the same periods of 2020. This increase was primarily due to an increase in compensation expense, including incentive compensation and other costs in each of our operating segments resulting from the higher revenues, the change in foreign exchange rates, and the impact of recent acquisitions.

Selling, general, and administrative ("SG&A") expenses increased $8.7 million, or 16.7%, in the three months ended September 30, 2021, and increased $14.8 million, or 9.1%, for the nine months ended September 30, 2021, as compared with the 2020 periods. This increase was due to an increase in compensation expense, including incentive compensation, an increase in centralized data processing costs, the change in foreign exchange rates, and the impact of recent acquisitions.

We received a benefit from the Canada Emergency Wage Subsidy ("CEWS") totaling $1.8 million and $5.9 million in the three months and nine months ended September 30, 2021, respectively. We received a benefit of $4.7 million and $9.1 million in the three months and nine months ended September 30, 2020, respectively, due to the negative economic impact of COVID-19 in that country. This subsidy is recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on classification of the employees. We expect the benefit from this subsidy in future periods will be minimal.

We recognized a pretax non-cash goodwill impairment in the 2020 first quarter totaling $17.7 million related to our former Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense. There was no goodwill impairment in 2021.

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

We recognized a pretax gain on disposal totaling $14.1 million in the 2020 third quarter related to the disposal of the LWI business in our Crawford Platform Solutions reporting segment. For the nine months ended September 30, 2020, we recognized a net pretax gain on disposal of businesses totaling $13.8 million. There was no gain on disposal in 2021.

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

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represents segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring costs, gain on disposition of business, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs and credits, goodwill impairment, restructuring costs, and gain on disposition of business follows the discussion and analysis of the results of operations of our three operating segments.

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

Operating results for our Crawford Loss Adjusting, Crawford TPA Solutions, and Crawford Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Crawford Loss Adjusting	$123,965	$110,929	$352,458	$327,095
Crawford TPA Solutions	100,221	88,908	298,840	275,573
Crawford Platform Solutions	64,314	53,287	157,840	122,403
Total Revenues before reimbursements	288,500	253,124	809,138	725,071
Reimbursements	9,062	8,545	27,124	25,519
Total Revenues	$297,562	$261,669	$836,262	$750,590
Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Loss Adjusting	$80,961	$66,155	$230,103	$202,299
% of related revenues before reimbursements	65.3%	59.6%	65.3%	61.8%
Crawford TPA Solutions	64,573	56,703	191,408	175,040
% of related revenues before reimbursements	64.4%	63.8%	64.1%	63.5%
Crawford Platform Solutions	42,267	33,516	100,125	75,095
% of related revenues before reimbursements	65.7%	62.9%	63.4%	61.4%
Total	$187,801	$156,374	$521,636	$452,434
% of Revenues before reimbursements	65.1%	61.8%	64.5%	62.4%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Loss Adjusting	$35,941	$30,635	$104,231	$99,942
% of related revenues before reimbursements	29.0%	27.6%	29.6%	30.6%
Crawford TPA Solutions	30,614	27,917	92,967	86,825
% of related revenues before reimbursements	30.5%	31.4%	31.1%	31.5%
Crawford Platform Solutions	11,079	9,116	31,778	26,369
% of related revenues before reimbursements	17.2%	17.1%	20.1%	21.5%
Total before reimbursements	77,634	67,668	228,976	213,136
% of Revenues before reimbursements	26.9%	26.7%	28.3%	29.4%
Reimbursements	9,062	8,545	27,124	25,519
Total	$86,696	$76,213	$256,100	$238,655
% of Revenues	29.1%	29.1%	30.6%	31.8%
Segment Operating Earnings:
Crawford Loss Adjusting	$7,063	$14,139	$18,124	$24,854
% of related revenues before reimbursements	5.7%	12.7%	5.1%	7.6%
Crawford TPA Solutions	5,034	4,288	14,465	13,708
% of related revenues before reimbursements	5.0%	4.8%	4.8%	5.0%
Crawford Platform Solutions	10,968	10,655	25,937	20,939
% of related revenues before reimbursements	17.1%	20.0%	16.4%	17.1%
Deduct:
Unallocated corporate and shared costs, net	(2,266)	(1,027)	(5,081)	(6,189)
Net corporate interest expense	(1,648)	(1,599)	(4,443)	(6,275)
Stock option expense	(296)	(457)	(700)	(1,033)
Amortization of customer-relationship intangible assets	(2,877)	(3,665)	(8,426)	(9,153)
Goodwill impairment	—	—	—	(17,674)
Restructuring costs	—	—	—	(5,714)
Gain on disposition of business, net	—	14,104	—	13,763
Income before income taxes	15,978	36,438	39,876	27,226
Provision for income taxes	(4,866)	(11,729)	(10,927)	(9,554)
Net income	11,112	24,709	28,949	17,672
Net loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	83	(312)	90	1,224
Net income attributable to shareholders of Crawford & Company	$11,195	$24,397	$29,039	$18,896

CRAWFORD LOSS ADJUSTING SEGMENT

Operating earnings in our Crawford Loss Adjusting segment totaled $7.1 million, or 5.7% of revenues before reimbursements, for the three months ended September 30, 2021, compared with 2020 operating earnings of $14.1 million, or 12.7% of revenues before reimbursements. For the nine months ended September 30, 2021, our Crawford Loss Adjusting segment reported operating earnings of $18.1 million, or 5.1% of revenues before reimbursements, compared with 2020 operating earnings of $24.9 million, or 7.6% of revenues before reimbursements. The decrease in operating earnings in the 2021 third quarter and year-to-date periods was primarily due to lower profitability in certain international operations and an increase in compensation expense. Additionally, there was a $0.5 million and $1.7 million expense benefit in the three months and nine months ended September 30, 2021, respectively, as a result of the Canada Emergency Wage Subsidy (“CEWS”), and a benefit of $2.3 million and $3.7 million in the three and nine months ended September 30, 2020, respectively.

Excluding centralized indirect support costs, gross profit decreased from $33.2 million, or 29.9% of revenues before reimbursements in 2020, to $28.2 million, or 22.7% of revenues before reimbursements, in the three months ended September 30, 2021. For the nine months ended September 30, 2021, gross profit decreased from $86.2 million, or 26.4% of revenues before reimbursements in 2020, to $80.9 million, or 22.9% of revenues before reimbursements. These decreases are primarily due to lower profitability in certain international operations and an increase in compensation expense.

Operating results for our Crawford Loss Adjusting segment, including gross profit, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended September 30,	2021	2020	Variance
Revenues	$123,965	$110,929	11.8%
Direct expenses	95,782	77,758	23.2%
Gross profit	28,183	33,171	(15.0)%
Indirect expenses	21,120	19,032	11.0%
Total Crawford Loss Adjusting Operating Earnings	$7,063	$14,139	(50.0)%

Gross profit margin	22.7%	29.9%	(7.2)%
Operating margin	5.7%	12.7%	(7.0)%

	In thousands (except percentages)
	Based on actual exchange rates
Nine Months Ended September 30,	2021	2020	Variance
Revenues	$352,458	$327,095	7.8%
Direct expenses	271,592	240,882	12.7%
Gross profit	80,866	86,213	(6.2)%
Indirect expenses	62,742	61,359	2.3%
Total Crawford Loss Adjusting Operating Earnings	$18,124	$24,854	(27.1)%

Gross profit margin	22.9%	26.4%	(3.5)%
Operating margin	5.1%	7.6%	(2.5)%

Revenues before Reimbursements

Crawford Loss Adjusting segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2020
(in thousands, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	Variance
U.S.	$43,277	$34,438	25.7%	$43,277	25.7%
U.K.	27,140	24,568	10.5%	24,333	(1.0)%
Australia	18,907	18,855	0.3%	16,931	(10.2)%
Canada	13,537	13,797	(1.9)%	12,783	(7.3)%
Europe	12,876	11,631	10.7%	12,055	3.6%
Rest of World	8,228	7,640	7.7%	7,957	4.1%
Total Crawford Loss Adjusting Revenues before Reimbursements	$123,965	$110,929	11.8%	$117,336	5.8%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2020
(in thousands, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	Variance
U.S.	$113,999	$95,973	18.8%	$113,999	18.8%
U.K.	78,385	77,603	1.0%	72,438	(6.7)%
Australia	55,127	51,590	6.9%	48,284	(6.4)%
Canada	40,030	42,668	(6.2)%	37,088	(13.1)%
Europe	39,525	36,137	9.4%	36,758	1.7%
Rest of World	25,392	23,124	9.8%	24,903	7.7%
Total Crawford Loss Adjusting Revenues before Reimbursements	$352,458	$327,095	7.8%	$333,470	1.9%

Revenues before reimbursements from our Crawford Loss Adjusting segment totaled $124.0 million in the three months ended September 30, 2021, compared with $110.9 million in the 2020 period. This increase was due to an increase in Hurricane Ida case activity in the U.S. and the change in exchange rates, which increased our Crawford Loss Adjusting segment revenues by approximately 6.0%, or $6.6 million, for the three months ended September 30, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford Loss Adjusting segment revenues would have been $117.3 million for the three months ended September 30, 2021. There was a $0.9 million net increase, or 0.8% increase in Crawford Loss Adjusting revenues in the quarter as a result of recent acquisitions and dispositions. There was an increase in segment unit volume, measured principally by cases received, of 9.1% for the three months ended September 30, 2021, compared with the 2020 period. Changes in product mix and in the rates charged for those services accounted for a 4.1% revenue decrease for the three months ended September 30, 2021 compared with the same period in 2020.

For the nine months ended September 30, 2021, revenues before reimbursements from our Crawford Loss Adjusting segment totaled $352.5 million, compared with $327.1 million for the 2020 period. This increase was primarily due to the increase in Hurricane Ida related case activity in the U.S. in the third quarter, and the change in exchange rates, which resulted in an increase of our Crawford Loss Adjusting segment revenues by approximately 5.9%, or $19.0 million, for the nine months ended September 30, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford Loss Adjusting segment revenues would have been $333.5 million for the nine months ended September 30, 2021. There was a $4.2 million net decrease, or 1.3% reduction, in Crawford Loss Adjusting revenues in the year-to-date period as a result of dispositions in 2020. There was an increase in segment unit volume, measured principally by cases received, of 5.1% for the nine months ended September 30, 2021, compared with the 2020 period. Changes in product mix and in the rates charged for those services accounted for a 1.9% revenue decrease for the nine months ended September 30, 2021, compared with the same period in 2020.

The increase in revenues in the U.S. for both the three months and nine months ended September 30, 2021 was due to the increase in weather related cases in the 2021 period and new client growth. Based on constant foreign exchange rates, there was a decrease in revenues in the U.K. in the 2021 periods, compared with 2020, primarily due to the Lloyd Warwick International ("LWI") disposition in June 2020 and a change in the mix of services provided. There was a decrease in revenues in Australia due to a decrease in weather related cases in 2021. Revenues in Canada decreased in 2021 due to the continued negative economic impact of COVID-19. There was an increase in revenues in Europe in the 2021 period due to increased volumes in several countries in the third quarter, partially offset by a change in the mix of services provided in the year-to-date period. There was an increase in revenues in Rest of World in the 2021 period, primarily due to the acquisition in Chile in October 2020, partially offset by a decrease in Asia.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Loss Adjusting segment, which are included in total Company revenues, were $5.6 million and $6.1 million for the three months ended September 30, 2021 and 2020, respectively. Reimbursements were $16.9 million and $19.1 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in reimbursed expenses was due to a decreased use of third parties in the 2021 period.

Case Volume Analysis

Crawford Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	September 30, 2020	Variance
U.S.	45,167	42,877	5.3%	114,776	112,359	2.2%
U.K.	18,996	14,503	31.0%	54,219	42,059	28.9%
Australia	9,320	10,352	(10.0)%	32,662	37,110	(12.0)%
Europe	8,422	8,048	4.6%	25,602	26,138	(2.1)%
Canada	8,054	7,877	2.2%	20,478	22,454	(8.8)%
Rest of World	7,760	5,901	31.5%	22,641	17,240	31.3%
Total Crawford Loss Adjusting Cases Received	97,719	89,558	9.1%	270,378	257,360	5.1%

Overall, there was an increase in cases received of 9.1% and 5.1% for the three and nine months ended September 30, 2021, respectively, compared with the 2020 periods. There was an increase in U.S. case volumes in the third quarter and year-to-date period due to the increase in weather related activity and the change in the mix of services provided. The U.K. case volumes were higher in the 2021 periods due to an increase in high-frequency, low-severity cases. There was a decrease in cases in Australia due to a reduction in weather related case activity in the current period. There was an increase in cases received in Europe in 2021 in the third quarter due to an increase in weather activity, although a decrease in the nine month period due to a change in the mix of services provided. There was an increase in cases in Canada in the third quarter due to a change in the mix of services provided, although a decline for the year-to-date period due to the impact of COVID-19. There was an increase in cases received in the 2021 periods in Rest of World primarily due to our recent acquisition in Chile.

As a result of the impact from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 65.3% for the three months ended September 30, 2021 compared with 59.6% for the 2020 period. For the nine months ended September 30, 2021, direct compensation, fringe benefits, and non-employee labor expenses were 65.3%, compared with 61.8% in 2020. The total dollar amount of these expenses increased to $81.0 million for the three months ended September 30, 2021 from $66.2 million for the comparable 2020 period, and were $230.1 million for the nine months ended September 30, 2021 compared to $202.3 million in 2020. The increase in amounts was due to the increased revenues, change in foreign exchange rates and recent acquisitions, and the increase in the percentage of revenues before reimbursements is because compensation expense did not decrease in line with the lower revenues in certain international operations, and an increase in incentive compensation. Additionally, there was a $0.5 million and $1.7 million expense benefit in the three months and nine months ended September 30, 2021, respectively, as a result of CEWS, and a benefit of $2.3 million and $3.7 million in the three and nine months ended September 30, 2020, respectively. There was an average of 3,432 full-time equivalent employees in this segment in the nine months ended September 30, 2021 compared with an average of 3,321 in the 2020 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $35.9 million for the three months ended September 30, 2021 compared with $30.6 million for the 2020 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 29.0% for the three months ended September 30, 2021 compared with 27.6% for the 2020 period. The increases in the current year were due to technology investments, an increase in the allowance for credit losses, and an increase in administrative support costs. For the nine months ended September 30, 2021, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $104.2 million, compared with $99.9 million for the 2020 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 29.6% for the nine months ended September 30, 2021, compared with 30.6% for the 2020 period. The decrease in expenses as a percent of revenues before reimbursements were due to cost reduction initiatives.

CRAWFORD TPA SOLUTIONS SEGMENT

Our Crawford TPA Solutions segment, which operates under the Broadspire brand, reported operating earnings of $5.0 million, or 5.0% of revenues before reimbursements, for the three months ended September 30, 2021 as compared with $4.3 million, or 4.8% of revenues before reimbursements, for the third quarter of 2020. For the nine months ended September 30, 2021, our Crawford TPA Solutions segment reported operating earnings of $14.5 million, or 4.8% of revenues before reimbursements, compared with 2020 operating earnings of $13.7 million, or 5.0% of revenues before reimbursements. These increases were due to the increase in revenues in the U.S. and lower operating and administrative costs. There was a $0.2 million and $0.7 million expense benefit in the three months and nine months ended September 30, 2021, respectively, as a result of CEWS, and a benefit of $0.4 million and $1.1 million in the three and nine months ended September 30, 2020, respectively.

Excluding centralized indirect support costs, third quarter gross profit increased from $17.9 million, or 20.1% of revenues before reimbursements, in 2020 to $19.8 million, or 19.7% of revenues before reimbursements, in 2021. For the nine months ended September 30, 2021, gross profit increased from $55.4 million, or 20.1% of revenues before reimbursements in 2020, to $58.0 million, or 19.4% of revenues before reimbursements, due to the increased revenues in the U.S. and reduction in expenses.

Operating results for our Crawford TPA Solutions segment, including gross profit, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended September 30,	2021	2020	Variance
Revenues	$100,221	$88,908	12.7%
Direct expenses	80,439	71,048	13.2%
Gross profit	19,782	17,860	10.8%
Indirect expenses	14,748	13,572	8.7%
Total Crawford TPA Solutions Operating Earnings	$5,034	$4,288	17.4%

Gross profit margin	19.7%	20.1%	(0.4)%
Operating margin	5.0%	4.8%	0.2%

	In thousands (except percentages)
	Based on actual exchange rates
Nine Months Ended September 30,	2021	2020	Variance
Revenues	$298,840	$275,573	8.4%
Direct expenses	240,819	220,180	9.4%
Gross profit	58,021	55,393	4.7%
Indirect expenses	43,556	41,685	4.5%
Total Crawford TPA Solutions Operating Earnings	$14,465	$13,708	5.5%

Gross profit margin	19.4%	20.1%	(0.7)%
Operating margin	4.8%	5.0%	(0.2)%

Revenues before Reimbursements

Crawford TPA Solutions revenues are derived from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2020
(in thousands, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	Variance
U.S.	$75,804	$70,726	7.2%	$75,804	7.2%
Europe and Rest of World	14,003	8,548	63.8%	12,720	48.8%
U.K.	6,063	4,145	46.3%	5,435	31.1%
Canada	4,351	5,489	(20.7)%	4,116	(25.0)%
Total Crawford TPA Solutions Revenues before Reimbursements	$100,221	$88,908	12.7%	$98,075	10.3%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2020
(in thousands, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	Variance
U.S.	$225,982	$217,992	3.7%	$225,982	3.7%
Europe and Rest of World	42,183	27,675	52.4%	38,239	38.2%
U.K.	16,512	12,385	33.3%	15,236	23.0%
Canada	14,163	17,521	(19.2)%	13,121	(25.1)%
Total Crawford TPA Solutions Revenues before Reimbursements	$298,840	$275,573	8.4%	$292,578	6.2%

Revenues before reimbursements from our Crawford TPA Solutions segment totaled $100.2 million in the three months ended September 30, 2021 compared with $88.9 million in the 2020 period. This increase was primarily due to an increase in the U.S. and a $5.4 million, or 6.0%, increase in revenues due to recent acquisitions in Chile and Australia which are reported in Europe and Rest of World. Changes in foreign exchange rates resulted in an increase of our Crawford TPA Solutions segment revenues by approximately 2.4%, or $2.1 million, for the three months ended September 30, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $98.1 million for the three months ended September 30, 2021. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 1.7% for the three months ended September 30, 2021 compared with the same period of 2020. Changes in product mix and in the rates charged for those services accounted for a 6.0% revenue increase for the 2021 third quarter compared with the 2020 period.

For the nine months ended September 30, 2021, revenues before reimbursements from our Crawford TPA Solutions segment totaled $298.8 million, compared with $275.6 million for the 2020 period. This increase was primarily due to the increase in U.S. and U.K. cases received and a $15.0 million, or 5.4%, increase due to recent acquisitions. Changes in foreign exchange rates resulted in an increase of our Crawford TPA Solutions segment revenues by approximately 2.2%, or $6.3 million, for the nine months ended September 30, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $292.6 million for the nine months ended September 30, 2021. There was a decrease in segment unit volume, measured principally by cases received, of 2.1% for the nine months ended September 30, 2021, compared with the 2020 period. Changes in product mix and in the rates charged for those services accounted for a 2.9% revenue increase for the nine months ended September 30, 2021, compared with the same period in 2020.

The increase in revenues in the U.S. for the three and nine months ended September 30, 2021 was due to an increase in the mix of services provided as business activity continued to improve from the impact of COVID-19 economic conditions that were present in the prior year. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. in the 2021 periods due to client case volume increases in our legal services business line. Revenues in Canada decreased in the current year as a result of continued negative COVID-19 economic conditions and the exit from a service line in that country. Revenues increased in Europe and Rest of World in 2021 primarily due to recent acquisitions in Chile and Australia which strengthened our legal services offerings in those countries.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment were $2.5 million for the three months ended September 30, 2021, compared with $1.8 million in the comparable 2020 period. Reimbursements were $7.8 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in reimbursed expenses in the 2021 period was due to the increased revenues and increased use of third parties from the recent acquisitions.

Case Volume Analysis

Crawford TPA Solutions unit volumes by geographic region, as measured by cases received, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	September 30, 2020	Variance
U.S.	124,703	130,272	(4.3)%	370,840	358,169	3.5%
Europe and Rest of World	44,659	44,522	0.3%	138,848	150,089	(7.5)%
U.K.	15,182	10,378	46.3%	42,871	35,400	21.1%
Canada	8,568	11,213	(23.6)%	25,952	47,258	(45.1)%
Total Crawford TPA Solutions Cases Received	193,112	196,385	(1.7)%	578,511	590,916	(2.1)%

Overall case volumes were 1.7% lower for the three months ended September 30, 2021 due to a decrease in the U.S. and Canada, partially offset by an increase in the U.K. Case volumes were 2.1% lower for the nine months ended September 30, 2021, compared with 2020, due to decreases in Canada and Europe. The decrease in the U.S. in the third quarter was due to a reduction in casualty and disability claims, although the increase in the U.S. in the year-to-date period was due to the general economic recovery and impact of the pandemic in the prior year. The decrease in Canada was primarily due to the continued negative impact from COVID-19 economic conditions and the exit from a service line in that country. The decrease in cases received in Europe and Rest of World in the year-to-date period was due to a decrease in high-frequency, low-complexity cases received in Germany, partially offset by an increase in cases from recent acquisitions, although there was a slight increase in the quarter. The increase in cases in the U.K. was due to an increase in high-frequency, low-severity liability cases.

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

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended September 30, 2021, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 63.8% in 2020 to 64.4% in 2021. For the nine months ended September 30, 2021, direct compensation, fringe benefits, and non-employee labor expenses were 64.1%, compared with 63.5% in 2020. The total dollar amount of these expenses increased to $64.6 million for the three months ended September 30, 2021 from $56.7 million for the comparable 2020 period, and were $191.4 million for the nine months ended September 30, 2021 compared with $175.0 million in 2020. The increase in the amounts were due to the increased revenues and an increase in average full-time equivalent employees from the recent acquisitions. The increase in expense as a percent of revenues before reimbursements is due to an increase in compensation, including incentive compensation, and higher compensation expense in our legal services business. There was a $0.2 million and $0.7 million expense benefit in the three months and nine months ended September 30, 2021, respectively, as a result of CEWS, and a benefit of $0.4 million and $1.1 million in the three and nine months ended September 30, 2020, respectively. Average full-time equivalent employees in this segment totaled 3,541 in the first nine months ended September 30, 2021, compared with 3,121 in the comparable 2020 period, increasing primarily due to recent acquisitions.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford TPA Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 30.5% for the three months ended September 30, 2021, compared with 31.4% in the comparable 2020 period. The amount of these expenses increased from $27.9 million for the three months ended September 30, 2020 to $30.6 million in 2021. The decrease in expenses as a percent of revenues in the third quarter was due to the increased revenues. For the nine months ended September 30, 2021, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $93.0 million, compared with $86.8 million for the 2020 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 31.1% for the nine months ended September 30, 2021, compared with 31.5% for the 2020 period. The increase in the overall expense was due to higher revenues, recent acquisitions and the change in exchange rates. The slight decrease in the percent of revenues before reimbursements was due to the increased revenues in the U.S.

CRAWFORD PLATFORM SOLUTIONS SEGMENT

Our Crawford Platform Solutions segment reported operating earnings of $11.0 million for the three months ended September 30, 2021, increasing over operating earnings of $10.7 million in the comparable 2020 period. The related segment operating margin decreased from 20.0% for the three months ended September 30, 2020, to 17.1% in the comparable 2021 period. The increase in operating earnings was due to an increase in revenues in our Networks service line resulting from an increase in Hurricane Ida case activity and new client growth in the U.S. The decrease in margin was due to an increase in compensation expense, including incentive compensation. For the nine months ended September 30, 2021, our Crawford Platform Solutions segment reported operating earnings of $25.9 million, or 16.4% of revenues before reimbursements, compared with 2020 operating earnings of $20.9 million, or 17.1% of revenues before reimbursements. The increase in operating earnings in 2021 was due to an increase in weather related cases and a reduction in administrative support expenses. There was a $0.1 million and $0.2 million expense benefit in the three months and nine months ended September 30, 2021, respectively, as a result of CEWS, and a benefit of $0.1 million and $0.3 million in the three and nine months ended September 30, 2020, respectively.

Excluding indirect support costs, gross profit in the third quarter increased from $14.4 million, or 27.0% of revenues before reimbursements in 2020 to $16.4 million, or 25.6% of revenues before reimbursements, in 2021. For the nine months ended September 30, 2021, gross profit increased from $32.5 million, or 26.5% of revenues before reimbursements in 2020, to $41.6 million, or 26.4% of revenues before reimbursements, as a result of the Networks revenue increase in the U.S., a change in the mix of services provided in the U.K., and the absence of client start-up expenses that were present in 2020.

Operating results for our Crawford Platform Solutions segment, including gross profit, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended September 30,	2021	2020	Variance
Revenues	$64,314	$53,287	20.7%
Direct expenses	47,879	38,886	23.1%
Gross profit	16,435	14,401	14.1%
Indirect expenses	5,467	3,746	45.9%
Total Crawford Platform Solutions Operating Earnings	$10,968	$10,655	2.9%

Gross profit margin	25.6%	27.0%	(1.4)%
Operating margin	17.1%	20.0%	(2.9)%

	In thousands (except percentages)
	Based on actual exchange rates
Nine Months Ended September 30,	2021	2020	Variance
Revenues	$157,840	$122,403	29.0%
Direct expenses	116,213	89,950	29.2%
Gross profit	41,627	32,453	28.3%
Indirect expenses	15,690	11,514	36.3%
Total Crawford Platform Solutions Operating Earnings	$25,937	$20,939	23.9%

Gross profit margin	26.4%	26.5%	(0.1)%
Operating margin	16.4%	17.1%	(0.7)%

Revenues before Reimbursements

Crawford Platform Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2020
(in thousands, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	Variance
U.S.	$56,473	$47,556	18.8%	$56,473	18.8%
Canada	3,150	2,980	5.7%	2,972	(0.3)%
U.K.	2,561	1,354	89.1%	2,292	69.3%
Europe and Rest of World	2,130	1,397	52.5%	1,970	41.0%
Total Crawford Platform Solutions Revenues before Reimbursements	$64,314	$53,287	20.7%	$63,707	19.6%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2020
(in thousands, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	Variance
U.S.	$136,689	$105,090	30.1%	$136,689	30.1%
Canada	8,416	8,150	3.3%	7,797	(4.3)%
U.K.	7,370	5,021	46.8%	6,817	35.8%
Europe and Rest of World	5,365	4,142	29.5%	4,895	18.2%
Total Crawford Platform Solutions Revenues before Reimbursements	$157,840	$122,403	29.0%	$156,198	27.6%

Revenues before reimbursements from our Crawford Platform Solutions segment totaled $64.3 million in the three months ended September 30, 2021, compared with $53.3 million in the 2020 period. This increase was primarily due to an increase in Hurricane Ida case volumes in the U.S. and an increase in new client growth. Changes in foreign exchange rates resulted in an increase of our Crawford Platform Solutions segment revenues by approximately 1.1%, or $0.6 million, for the three months ended September 30, 2021, as compared with 2020. Absent foreign exchange fluctuations, Crawford Platform Solutions segment revenues would have been $63.7 million for the three months ended September 30, 2021. Overall case volumes were 6.0% higher for the three months ended September 30, 2021, compared with the same period of 2020. Revenues in our U.S. Crawford Networks segment include revenues where we provide staff augmentation for our clients, which resulted in $6.4 million revenue increase in the 2021 third quarter, or a 12.0% increase in Crawford Platform Solutions revenue. The revenues from these clients do not typically result in cases received. Changes in product mix and in the rates charged for those services accounted for a 1.6% revenue increase for the three months ended September 30, 2021 compared with the same period in 2020.

For the nine months ended September 30, 2021, revenues before reimbursements from our Crawford Platform Solutions segment totaled $157.8 million, compared with $122.4 million for the 2020 period. This increase was also due to an increase in weather related case volumes in the U.S. and an increase in new client growth. Changes in foreign exchange rates resulted in an increase of our Crawford Platform Solutions segment revenues by approximately 1.4%, or $1.6 million, for the nine months ended September 30, 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, Crawford Platform Solutions segment revenues would have been $156.2 million for the nine months ended September 30, 2021. There was an increase in segment unit volume, measured principally by cases received, of 19.1% for the nine months ended September 30, 2021, compared with the 2020 period. 9.4% of the increase was due to an increase of 30,600 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 31,466, or 9.7% in Crawford Platform Solutions cases received in 2021. Revenues in our U.S. Crawford Networks segment include revenues where we provide staff augmentation for our clients, which resulted in $22.7 million revenue increase in the 2021 year-to-date period, or an 18.5% increase in Crawford Platform Solutions revenue. The revenues from these clients do not typically result in cases received. Changes in product mix and in the rates charged for those services accounted for a 0.6% revenue decrease for the nine months ended September 30, 2021, compared with the same period in 2020.

The increase in revenues in the U.S. for the three months and nine months ended September 30, 2021 was due to an increase in weather related case activity and an increase in new client growth. On a constant currency basis, there was a revenue increase in the U.K. in 2021 due to an increase in our Contractor Connection service line. Revenues in Canada decreased in 2021 due to the impact of COVID-19. There was an increase in revenues in Rest of World due to new client growth.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Platform Solutions segment were $1.0 million for the three months ended September 30, 2021 compared with $0.6 million in the comparable 2020 period. Reimbursements were $2.4 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increases were due to the increase in revenues in 2021.

Case Volume Analysis

Crawford Platform Solutions unit volumes by geographic region, as measured by cases received, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2021	September 30, 2020	Variance	September 30, 2021	September 30, 2020	Variance
U.S.	114,353	112,455	1.7%	313,049	270,258	15.8%
Canada	16,535	13,216	25.1%	49,334	35,730	38.1%
Rest of World	5,960	4,096	45.5%	15,117	13,333	13.4%
U.K.	3,069	2,191	40.1%	10,358	6,471	60.1%
Total Crawford Platform Solutions Cases Received	139,917	131,958	6.0%	387,858	325,792	19.1%

Overall case volumes were 6.0% and 19.1% higher in the three and nine months ended September 30, 2021 compared with 2020 due to increases in the U.S., Canada and U.K. For the nine months ended September 30, 2021, 9.4% of the increase was due to an increase of 30,600 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 31,466, or 9.7% in Crawford Platform Solutions cases received in 2021.

The increase in U.S. case volumes in the three months ended September 30, 2021 was primarily due to an increase in Hurricane Ida case activity. A portion of the increase in revenues in the U.S. is the result of new client growth, however the revenues generated for these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The increase in cases in Canada are due to an increase in new clients in our Contractor Connection service line. The U.K. case volumes were higher in the three months and nine months ended September 30, 2021 due to an increase in assignments to our Contractor Connection service line. Cases received in Rest of World was higher in 2021 due to new client growth.

As a result of the impact from the COVID-19 pandemic, cases received in future quarters could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 65.7% in the 2021 quarter compared with 62.9% in the 2020 quarter. For the nine months ended September 30, 2021, direct compensation, fringe benefits, and non-employee labor expenses were 63.4%, compared with 61.4% in 2020. The dollar amount of these expenses was $42.3 million for the 2021 quarter and $33.5 million for the comparable 2020 period, and were $100.1 million for the nine months ended September 30, 2021 compared to $75.1 million in 2020. The increase in costs was due to the higher revenues in the current year and increased employees to support client growth. The increase in the percentage of revenues before reimbursements in the current year was due to the change in product mix and higher compensation expense to support the new client growth. There was a $0.1 million and $0.2 million expense benefit in the three months and nine months ended September 30, 2021, respectively, as a result of CEWS, and a benefit of $0.1 million and $0.3 million in the three and nine months ended September 30, 2020, respectively. There was an average of 1,217 full-time equivalent employees in Crawford Platform Solutions in the 2021 nine month period, compared with an average of 1,028 for the comparable 2020 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 17.2% of Crawford Platform Solutions revenues before reimbursements for the three months ended September 30, 2021 compared with 17.1% for the comparable period in 2020. The dollar amount of these expenses increased to $11.1 million in the 2021 third quarter as compared with $9.1 million in the 2020 period. The increase in the amount in 2021 was due to the higher revenues and the change in foreign exchange rates. The slight increase in the expense as a percent of revenues before reimbursements in 2021 is due to an increase in administrative support costs. For the nine months ended September 30, 2021, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $31.8 million, compared with $26.4 million for the 2020 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 20.1% for the nine months ended September 30, 2021, compared with 21.5% for the 2020 period. The increase in overall expenses was due to the increased revenues. The decrease in the expense as a percent of revenues before reimbursements in 2021 is due to the higher revenues and a decrease in administrative support costs.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. We estimate that our effective income tax rate for 2021 will be approximately 28% to 30% after considering known discrete items as of September 30, 2021.

The provision for income taxes on consolidated income before income tax totaled $4.9 million and $11.7 million for the three months ended September 30, 2021 and 2020, respectively. The provision for income taxes on consolidated income before income tax totaled $10.9 million and $9.6 million for the nine months ended September 30, 2021 and 2020, respectively. The overall effective tax rate decreased to 27.4% for the nine months ended September 30, 2021 compared with 35.1% for the 2020 period primarily due to the impact of goodwill impairment and LWI disposition in the prior year.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $1.6 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively. Interest income was below $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Corporate interest expense totaled $4.8 million and $6.4 million for the nine months ended September 30, 2021 and 2020, respectively. Interest income was $0.3 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. The 2021 amounts were lower due to lower average borrowings and the change in interest rates between periods.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.3 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. Stock option expense totaled $0.7 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.9 million and $3.7 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense associated with these intangible assets totaled $8.4 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and nine months ended September 30, 2021 and 2020, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for doubtful accounts receivable.

Unallocated corporate and shared costs were $2.3 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively. The increase for the third quarter was due to an increase in professional fees and a decreased credit from CEWS. For the nine months ended September 30, 2021 and 2020, unallocated corporate and shared costs were $5.1 million and $6.2 million, respectively. The decrease for the year-to-date period is primarily due to a decrease in unallocated incentive compensation and severance expense, decrease in self-insurance expenses and pension expense, partially offset by a decreased credit from CEWS.

Goodwill Impairment

There was no goodwill impairment in 2021. We recognized a pretax non-cash goodwill impairment in the 2020 first quarter totaling $17.7 million related to our former Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.7 million credit in noncontrolling interest expense. See Note 9, "Fair Value Measurements" of our accompanying consolidated financial statements for further discussion about goodwill impairment.

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

Gain on Disposition of Business

We recognized a pretax gain on disposal totaling $14.1 million in the 2020 third quarter related to the disposal of the LWI business in our Crawford Platform Solutions reporting segment. For the nine months ended September 30, 2020, we recognized a net pretax gain on disposal of businesses totaling $13.8 million. There were no dispositions in 2021. See Note 13, "Business Acquisitions and Dispositions" of our accompanying consolidated financial statements for further discussion about this activity.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At September 30, 2021, our working capital balance (current assets less current liabilities) was approximately $91.2 million, an increase of $32.0 million from the working capital balance at December 31, 2020. Our cash and cash equivalents were $36.9 million at September 30, 2021, compared with $44.7 million at December 31, 2020.

Cash and cash equivalents as of September 30, 2021 consisted of $17.2 million held in the U.S. and $19.7 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. During 2020, the Company changed its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $20.0 million for the nine months ended September 30, 2021, compared with $57.3 million in the comparable period of 2020. The decrease in cash provided by operating activities was primarily due to an $21.0 million increase in receivables as a result of Hurricane Ida, $6.0 million higher pension contributions, and an $11.2 million impact from the CARES Act and CEWS.

Cash Used in Investing Activities

Cash used in investing activities was $38.8 million for the nine months ended September 30, 2021, compared with $4.4 million used in the first nine months of 2020. The increase in use for 2021 was due to cash paid for the acquisition of edjuster and HBA Legal in the 2021 period, partially offset by the settlement of certain company-owned life insurance policies and a decrease in capital expenditures. Capital expenditures were $20.6 million in 2021 compared to $23.6 million in 2020.

Cash Provided by/Used in Financing Activities

Cash provided by financing activities was $9.9 million for the nine months ended September 30, 2021, compared with cash used in financing activities of $57.3 million for the 2020 period. We paid $9.6 million in dividends in the nine months ended September 30, 2021 compared with $7.0 million in the 2020 period. During the first nine months of 2021, there was a decrease of $26.6 million of net borrowing from our revolving credit facility, compared with a net increase during the first nine months of 2020 of $47.6 million, due the economic uncertainty in the 2020 period. Share repurchases totaled $6.1 million in the 2021 period, compared with $2.7 million for the first nine months of 2020.

Other Matters Concerning Liquidity and Capital Resources

As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.3 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $287.7 million at September 30, 2021. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. However, certain events, such as the COVID-19 pandemic, could impact the level and timing of our short-term debt obligations in the future. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $140.6 million as of September 30, 2021 compared with $113.6 million at December 31, 2020.

Our liquidity is defined as cash on hand and borrowing capacity under our then Amended and Restated Credit Agreement with Wells Fargo, as amended (the “Credit Agreement”) based on our trailing twelve month EBITDA, as defined in our Credit Agreement. At September 30, 2021, we had $36.9 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $197.2 million, resulting in total liquidity of $234.1 million at September 30, 2021. We have not applied for governmental loans to support the Company’s operations but did take advantage of certain aspects of the CARES Act in 2020, such as the deferral of payroll tax deposits. In addition, there are numerous international legislative responses that we continue to evaluate, such as the CEWS program where we have received a benefit during 2020 and 2021.

As discussed in Note 14, "Subsequent Events" included in Item 1 and "Other Items" included in Item 5 of our accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q, on November 5, 2021, the Company entered into a Credit Agreement that replaces our Amended and Restated Credit Agreement dated of October 11, 2017. Proceeds from borrowings under the Credit Agreement were used to repay all amounts outstanding under the Prior Credit Agreement.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit pension plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $51.6 million and overfunded by $36.8 million, respectively, at December 31, 2020, based on accumulated benefit obligations of $448.6 million and $267.2 million for the U.S. Qualified Plan and the U.K. plans, respectively.

For the nine months ended September 30, 2021, the Company made $9.0 million in contributions to its U.S. defined benefit pension plan and $0.5 million to its U.K defined benefit pension plans. During the comparable period in 2020 the Company made $3.0 million in contributions to the U.S. defined benefit pension plan and $0.5 million was contributed to the U.K. defined benefit plans. The Company does not expect to make any additional discretionary contributions to its U.S. defined benefit pension plan or its U.K. plans during the remainder of 2021. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the nine months ended September 30, 2021, we paid $9.6 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, the impact of the COVID-19 pandemic on our business, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2021, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2020 were as follows:

•
Unbilled revenues increased $19.0 million excluding foreign currency exchange impacts. This increase was primarily due to an increase in weather related activity in the U.S., U.K. and Australia in our Crawford Loss Adjusting and Platform Solutions segments.

•
Accounts payable and accrued liabilities increased $6.8 million excluding foreign exchange impacts. The increase is primarily due to the timing of employee incentive payments and increase in accrued compensation related to Hurricane Ida activity.
•
Accrued retirement costs decreased $13.2 million excluding foreign exchange impacts. The decrease is related to increased contributions to our U.S. defined benefit pension plan in 2021 and the timing of annual payments such as our 401K match program.

At September 30, 2021, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on May 9, 2019 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). The Company’s Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2020, the Company has purchased 642,097 shares pursuant to the 2019 Repurchase Authorization. As of September 30, 2021, there were no more shares authorized to repurchase under the 2019 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2021				304,932
July 1, 2021 - July 31, 2021
CRD-A	79,215	$9.90	79,215
CRD-B	20,785	$9.63	20,785
Totals of July 31, 2021				204,932
August 1, 2021 - August 31, 2021
CRD-A	195,170	$10.22	195,170
CRD-B	9,762	$9.93	9,762
Totals of August 31, 2021				—
September 1, 2021 - September 30, 2021
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of September 30, 2021	304,932		304,932	—

Item 5. Other Information

On November 5, 2021, the Company, along with certain of our international subsidiaries as co-borrowers (together with us, collectively, the “Borrowers”) entered into a five year Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as, among other capacities, Administrative Agent and a lender, and other lenders party thereto.

Under the Credit Agreement, the lenders have agreed, subject to certain terms and conditions set forth therein, to provide to the Borrowers with a $450 million multicurrency revolving credit facility (the “Revolving Facility”) maturing in November 2026. The five year Credit Agreement also permits, subject to conditions stated therein, increases in the Revolving Facility in a maximum aggregate principal amount of up to (a) $250 million plus (b) an additional unlimited amount so long as, for purposes of such additional unlimited amount, our Consolidated Total Leverage Ratio (as defined in the Credit Agreement), as of the most recently completed fiscal quarter, is less than or equal to 2.50 to 1.00 on a pro forma basis. Notwithstanding the foregoing, the Borrowers that are our international subsidiaries are subject to lower borrowing limits.

The Credit Agreement replaces our Amended and Restated Credit Agreement dated of October 11, 2017 (the "Prior Credit Agreement"), among us, the other Borrowers, Wells Fargo Bank, National Association, as, among other capacities, administrative agent and a lender, and certain other lenders. A portion of the proceeds from borrowings under the Credit Agreement on November 5, 2021, were used to repay all amounts outstanding under the Prior Credit Agreement.

Under the Credit Agreement (a) interest on base rate loans will be charged at varying rates computed by applying a margin ranging from 0.00% to 0.625% over the applicable base interest rate (which is defined as the greatest of the prime rate, a specified federal funds rate plus 0.50%, or a specified Eurocurrency rate), depending on our Consolidated Total Leverage Ratio as of the most recently completed fiscal quarter, and (b) interest on Eurocurrency-based loans, alternative currency-based loans and fees for letters of credit will be charged at varying rates computed by applying a margin ranging from 1.00% to 1.65% over the applicable rate or as such fees, as the case may be, depending on our Consolidated Total Leverage Ratio as of the most recently completed fiscal quarter. In addition, we will be required to pay a commitment fee ranging from 0.15% to 0.25% per annum depending on our Consolidated Total Leverage Ratio as of the most recently completed fiscal quarter on the unused portion of the Revolving Facility.

Our obligations under the Credit Agreement are guaranteed by Crawford & Company EMEA/A-P Holdings Limited, Crawford & Company Adjusters Limited and our material domestic subsidiaries (all of the foregoing, collectively, the “Guarantors”), pursuant to the Guaranty (as defined in the Credit Agreement) and secured by a security interest in substantially all of our assets and substantially all of the assets of the Guarantors pursuant to the Security Agreement (as defined in the Credit Agreement), subject to certain exceptions detailed in the Credit Agreement, the Guaranty and the Security Agreement. Certain of the Guarantors have entered into other collateral documents governed by non-US law in addition to the Security Agreement.

The Credit Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including, without limitation, (a) limitations on additional indebtedness, (b) limitations on liens, (c) limitations on the sale of assets, (d) limitations on investments and acquisitions, (e) limitations on the payment of dividends and share repurchases, (f) limitations on mergers and (g) maintenance of a maximum Consolidated Total Leverage Ratio of 4.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00.

The Credit Agreement contains events of default customary for secured credit facilities. If an event of default occurs and is continuing, the lenders may terminate and/or suspend their obligations to make loans and issue letters of credit under the Credit Agreement and/or accelerate amounts due under the Credit Agreement and exercise other rights and remedies. In addition, upon the occurrence of an event of default, the interest on the outstanding loan amounts and other obligations can be increased by 2.0%. In the case of certain events of default related to insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Borrowers will become immediately due and payable.

The foregoing descriptions of the Credit Agreement, the Security Agreement and the Guaranty do not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, the Security Agreement and the form of Guaranty, which are filed as Exhibit 10.1, Exhibit 10.2, and Exhibit 10.3, respectively, and incorporated herein by reference.

Item 6. Exhibits

Exhibit
No.	Description
10.1

Credit Agreement, dated as of November 5, 2021, among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., as borrowers, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Australian Security Trustee, UK Security Trustee, Swing Line Lender and an L/C Issuer, and the other Swing Line Lenders from time to time party hereto.

10.2	Pledge and Security Agreement, dated as of November 5, 2021, by and among the Company, the Company’s guarantor subsidiaries party thereto and Bank of America, N.A.
10.3	Guaranty Agreement, dated as of November 5, 2021, by Crawford & Company, the Company’s guarantor subsidiaries party thereto and Bank of America, N.A.
10.4	Press Release issued by the Company dated November 8, 2021
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	November 8, 2021	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2021	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)