Form 10-K
period 2021-12-31
CRAWFORD & CO
filed 2022-03-15
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $235,362,286 as of June 30, 2021, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.

The number of shares outstanding of each class of the Registrant's common stock, as of March 7, 2022, was:

Class A Common Stock — $1.00 Par Value — 31,084,613 Shares

Class B Common Stock — $1.00 Par Value — 20,811,962 Shares

Documents incorporated by reference:

Portions of the Registrant's proxy statement for its 2021 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K

For The Year Ended December 31, 2021

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

PART I

ITEM 1. BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2021, the Company reported total revenues before reimbursements of $1.102 billion.

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

DESCRIPTION OF SERVICES

The Company delivers services to its clients through a global service line reporting structure consisting of three operating segments as follows:

•
Crawford Loss Adjusting, which services the global property and casualty market, provides claims management services globally to insurance carriers and self-insured entities related to property and casualty losses.
•
Crawford TPA Solutions, which trades under the Broadspire brand in North America, provides third party administration for workers' compensation, auto and liability, disability absence management, medical management, and accident and health to corporations, brokers and insurers worldwide.
•
Crawford Platform Solutions provides services to the global property and casualty insurance company markets through service lines known as Contractor Connection and Network Services.

A significant portion of our revenues is derived from international operations. For a discussion of certain risks attendant to international operations, see Item 1A, "Risk Factors."

CRAWFORD LOSS ADJUSTING. The Crawford Loss Adjusting segment accounted for 43.2% of the Company's revenues before reimbursements in 2021. Crawford Loss Adjusting provides claims management and adjusting services globally to insurance carriers and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. Crawford Loss Adjusting revenues are substantially derived from the insurance carrier market. Insurance companies customarily manage their own claims administration and adjusting functions, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation and the evaluation and resolution of property and casualty insurance claims. This segment also includes Global Technical Services, which provides claims management services to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries, including commercial property, forensic accounting, transportation, retail, building and construction, cyber and energy. Global Technical Services is a group of skilled adjusters with technical training and specialized expertise, such as in forensics, engineering, accounting, or chemistry, with relationships spanning the insurance industry and Fortune 1000 corporations

Claims management and adjusting services offered by our Crawford Loss Adjusting segment are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories used by insurance companies. These major risk categories are:

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

Edjuster is a technology-enabled, end-to-end contents services provider and platform that provides technology driven contents claims handling solutions, including field inventory services, desk valuation services, and contents valuation solutions for insurer clients.

CRAWFORD TPA SOLUTIONS. Our Crawford TPA Solutions segment, which operates under the Broadspire brand name in North America, is a leading third party administrator that provides services to the global casualty and disability insurance and self-insured markets. This segment accounted for 36.1% of the Company's revenues before reimbursements in 2021.

Through the Crawford TPA Solutions segment, the Company provides a complete range of claims and risk management services to corporations in the self-insured or commercially-insured marketplace inclusive of brokers and insurance companies. In addition to desktop claim adjusting and evaluation of claims, Crawford TPA Solutions also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; legal services, risk management information services; and administration of loss funds established to pay claims. Crawford TPA Solutions services are provided through two major service lines:

•
The Claims Management service line includes workers' compensation, liability, property, accident & health, and disability claims management. Accident & health claims programs include accidental death and dismemberment, business travel, life, disability, critical illness and credit protection claims programs. Disability and leave management services include the handling of short and long term disability, FMLA (Federal Medical Leave Act), ADA (Americans with Disabilities Act) and state leave claims designed to increase employee productivity and contain costs. Claims management services also includes legal services, risk management information and consultative analytical services.
•
The Medical Management service line integrates evidence-based criteria, clinical expertise, and advanced technology into the claims process to achieve optimal outcomes for employees in a cost-effective manner. Case managers provide administration services by proactively managing medical treatment for employees while facilitating an understanding of and participation in their rehabilitation process. These programs assist our client employees' recovery in a quick, cost-effective method. Medical bill review services provide analysis of medical charges for clients' claims to identify opportunities for savings from fee schedules for usual and customary practices. Physician review services include a diverse panel of specialized physician reviewers that evaluate the medical necessity of medical services as well as causal relation determination while also supporting timely return to work for employees.

CRAWFORD PLATFORM SOLUTIONS. The Crawford Platform Solutions segment accounted for 20.7% of the Company's revenues before reimbursements in 2021. Crawford Platform Solutions provides services to the global property and casualty insurance company markets through service lines known as Contractor Connection and Networks.

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
•
Networks consists of the following service lines: Catastrophe operations, which provides services to insurance companies on losses caused by all types of natural disasters, such as fires, hailstorms, hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions; WeGoLook, which provides a variety of on-demand inspection, verification, and other task-specific field services for businesses and consumers through a mobile platform of independent contractors; and Praxis Consulting, which provides outsourced subrogation claims management and recovery services in the U.S.

CUSTOMER CONCENTRATION

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2021, 2020, or 2019. However, for each of the years ended December 31, 2021 and 2020, three customers in our Crawford Platform Solutions segment each represented in excess of 10% of its revenue. For the year ended December 2019, our Crawford Platform Solutions segment derived in excess of 10% of its revenue from one customer.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships, revenues and operating earnings within this segment could be materially adversely affected.

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

SERVICE DELIVERY

Our claims management services are offered primarily through a global network serving clients in more than 70 countries. Contractor Connection services are offered by providing high-quality outsourced contractor management to national, regional and international clients. Catastrophe services are offered through a network of adjusters who are available to respond to natural and man-made catastrophic events. WeGoLook services are offered through a mobile platform of independent contractors.

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

The Company competes with a substantial number of smaller local and regional claims management services firms. Many of these smaller firms have rate structures that are lower than the Company's or may, in certain markets, have local knowledge which provides a competitive advantage. We do not believe these smaller firms offer the broad spectrum of claims management services in the range of locations the Company provides and, although such firms may secure business which has a local or regional source, the Company believes its quality product offerings, broader scope of services, and geographically dispersed offices provide us with an overall competitive advantage in securing business from both U.S. and international clients. There are also national and global independent companies, some of which are larger than the Company, that provide a similar broad spectrum of claims management services and who directly compete with the Company.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE ("ESG")

As a world leader in its segment, Crawford operates under the highest ethical and corporate governance standards. Our Company is committed to doing its part in promoting sustainable use of resources and an inclusive and safe workplace for our employees. In the following sections, we list some of our initiatives in the environmental, social, and governance areas.

HUMAN CAPITAL

Human Capital is a key component to our success. Our culture is reflected in our RESTORE values of Respect, Empowerment, Sustainability, Training, One Crawford, Recognition and Entrepreneurial Spirit. These values define our desired culture, and influence organizational behavior, decision-making and our priorities.

Employee Profile

Crawford & Company is committed to the health, safety and growth of our people and providing quality services to our clients as we deliver on our purpose: Restoring and Enhancing Lives, Businesses and Communities. As of December 31, 2021, we had approximately 9,400 employees operating in 70 countries. 92% of our global employees are full-time. Approximately 80% of our workforce is concentrated in the United States ("U.S."), Canada, United Kingdom (“U.K.”), Australia and the Philippines. Women comprised 55% of our global workforce, 50% of our country-president roles, 32% of our global senior management team and 53% of our people management roles. With respect to our employees in the U.S., the percentage of our employees that identified as Black, Hispanic/Latino and Asian were 16%, 10% and 4% respectively.

Employee Hiring and Retention Practices

Diversity and inclusion are core to our values and instrumental in delivering stronger business growth. We are committed to recruiting the most qualified people for the job regardless of gender, ethnicity or other protected traits and to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Additionally, we believe in providing opportunities for career progression for our people and as such, we have set a goal of filling 70% of open positions with internal talent. We are committed to improving the diversity of our workforce. We launched our Office of Inclusion & Diversity in early 2020 and subsequently formed a global diversity council to work with our executive and country leadership teams to enhance our inclusion and diversity policies and practices.

Diversity, Equity, and Inclusion

Our Diversity, Equity, and Inclusion (DEI) philosophy fosters a safe and inclusive environment where we hear and respect our employees’ unique perspectives and experiences. Our Office of Inclusion & Diversity continued its focus on three strategic pillars: Consciousness, Capabilities and Culture. Our journey in 2021 consisted of launching programs and initiatives centered around our strategic pillars aimed at fueling our employees, clients and communities with purpose, passion and opportunities for inclusion and equity.

In 2021, one of our goals was to measure ourselves against certain baselines of diversity and inclusion. To measure our workforce representation, we designed a Diversity Dashboard to glean insights from data on gender representation globally and race representation in the U.S. In the U.S., our representation of Black and African American employees (16%) is higher compared to the United States Bureau of Labor statistics (12%). Additionally, we have long recognized the value of maintaining an inclusive board of directors and management team. Currently, we have over 50% representation of women and minorities on our ten-member board and proudly join other leading companies who have taken the important step of including at least three female directors. In May 2021, we also announced the appointment of Michelle Jarrard, a Board member, as the first female, non-executive chair of our Board of Directors. To measure inclusion, we introduced four new items in our 2021 Employee Pulse Survey administered to all Crawford employees globally. The survey items revealed the state of current employee sentiment around DEI. In the survey, 85% of the respondents indicated that they do not experience bias due to their personal identity. The 85% favorable response rate to this question is 11% higher than the Financial Services Insurance Norm which we use to benchmark all pulse survey data. Additionally, 83% endorsed senior leadership’s support of DEI initiatives. As a baseline and first-time survey response on these survey items, these numbers reflect that our culture and people programs in place are creating an inclusive workplace although, as with any organization, there is room for improvement.

To ensure that our leaders model fairness and inclusivity in their behaviors, Unconscious Bias training was completed by the CEO and the executive team members and mandated for all 1,340 managers globally as well as the individual contributors in the U.S. We also introduced Allyship training where employees investigated concepts of power, privilege, and personal access to opportunity.

We are proud of having a diverse workforce and remain committed to improving the percentage of women and minorities across our operations.

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

The global COVID-19 pandemic continues to provide opportunities for us to demonstrate our commitment to the health and safety of our workforce. As an example, in 2021 we contracted with Headspace to provide all global employees with access to the Headspace App (at no cost to employees) as a way to encourage our people to focus on self-care and build resilience through mindfulness, regular exercise and good sleep habits. Our global incident response team continuously monitors internal COVID cases and exposures, local COVID case counts, hospital admission and mortality rates to aid our operational decision making, which is focused on customers while keeping the health & safety of our people as our top priority. 80% of our non-essential workforce continues to work-from-home. The Company procures personal protective equipment ("PPE") for those roles deemed as “essential workers” and adjusts safety protocols for field employees as needed to protect themselves, our clients and the communities where we perform work and we regularly deliver health and safety updates to our global workforce. Additionally, we provided vaccination education materials to employees and encourage employees to get vaccinations to help them protect themselves, their family members and our communities. Our sick leave policies ensure employees who became ill, self-isolated or need to quarantine continue to receive pay. We modified paid-leave policies to allow employees to take time off to receive a COVID vaccination or booster and recover from any side effects. We continue to actively monitor the pandemic and remain committed to providing a positive, purposeful working experience for our employees that is reflective of our purpose and values.

Employee Engagement

As the COVID-19 pandemic entered its second year, employee engagement became an essential people strategy to combat workforce exhaustion and exodus. Over the past year, employees have faced a powerful storm in the form of a global pandemic. Throughout all of this, employee engagement and wellbeing continued to be a top priority for us. We increased employee communication at all levels and across all geographies, the benefits of which were reflected in favorable overall results in the 2021 Employee Pulse survey.

The survey had an 82% response rate (7,104 employees) clearly demonstrating our employees’ desire to voice their views. We introduced new questions on three vitally important areas – inclusion and diversity, growth mindset and empowerment. These three cultural enablers are critical to our collective success, and employee sentiment allowed us to understand the current state and define future goals for augmenting the overall employment experience. The survey showed that 93% of respondents trust Crawford’s leadership to respond effectively to the COVID crisis; 86% respondents believe that their managers are invested in their well-being and 86% have the tools/resources to productively work from home.

Employee Development

Training is not only a core value today but also a key component of Crawford's heritage. Employee development continues to be of strategic importance in 2021. We required our adjusters and other employees to build capabilities for strengthening their core skills, navigating disruptions and re-inventing themselves. Throughout 2021, we provided classes for our adjusters and other employees to develop and enrich their professional skills and obtain certifications. For example, we conducted four Residential Property Loss Adjusting classes and two Commercial Property Loss Adjusting classes for our adjusters. Through these classes, adjusters were not only exposed to the technical aspect of claims handling but also trained on critical success behaviors such as empathy and compassion – attributes we consider crucial for becoming a world-class claims professional. Our adjusters in the U.S. completed eighty-four Property Technical Certification programs and thirty-six professional designations such as Associate in Claims (AIC), Associate in Risk Management (ARM) and Chartered Property Casualty Underwriter (CPCU) offered by The Institutes. Additionally, we made significant investment in training adjusters in our Crawford Networks unit and held sixty-two classes and trained 1,634 adjusters.

In May 2021, we rolled out a 12-month learning journey called Manager Acceleration Program (MAP) for Crawford’s 1,340 (approximate) managers globally to enhance their management capability. MAP consists of a high-impact, comprehensive curriculum designed to help managers reach their full leadership potential and master skills for motivating, empowering, and successfully managing teams. In this learning journey, managers experience a blend of courses through online, self-paced and virtual instructor-led delivery formats. The content is both behavior and skill based and leverages premier educational providers such as LinkedIn Learning and Franklin Covey.

In a world where virtual training has become an easily accessible, flexible, and safe option for learners, our proprietary learning platform, KMC OnDemand (KMC) became an important source of on-line training for technical and professional development courses. In 2021, our learners spent approximately 33,600 hours on KMC with an average of 2,800 hours per month. We also trained 7,386 unique learners for an average of 4.55 hours per learner. The wide spectrum of KMC courses on loss adjusting, liability and workers compensation are also offered to our clients and other adjusters in the industry. In 2021, we trained 794 client learners and 184 non-Crawford adjusters on KMC. Additionally, KMC contains a robust catalog of courses that are Continuing Education (CE) accredited and in 2021 we processed 965 CE requests. LinkedIn Learning became a popular learning platform for our employees to develop their professional skills and in 2021 our employees world-wide completed 10,000 (approximate) courses.

Crawford embraces diversity, inclusion, and personal growth with initiatives such as Women Lead, a leadership exploration, and nine-month development program designed to support our female team members in their career goals through high-impact e-learning and networking opportunities. This program is in its sixth year and nearly 100 female employees participated in 2021. Crawford monitors participants’ satisfaction at the end of each instructor-led course and 90% received satisfactory feedback at the most recent courses.

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

Because we depend on claim volume for revenue streams, a reduction in claim referrals for any reason may materially adversely impact our results of operations and financial condition. We are unable to predict claim volumes for several reasons, including the following:

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

The global spread of the COVID-19 coronavirus created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results continues to depend on numerous evolving factors that we may not be able to accurately predict, including:

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

The closure of offices or restrictions inhibiting our employees’ ability to travel or interact with claimants and access claim sites, has disrupted, and could in the future disrupt our ability to provide our services and solutions and result in, among other things, terminations of client contracts, delay in our ability to perform services, an altering of the mix of services requested by clients and claimants, and other losses of revenue. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in this Annual Report and could materially adversely affect our business, financial condition and results of operations.

In recent periods, we have derived a material amount of our revenues from a limited number of clients. If we are not able to retain these clients or replace these revenues, our financial condition and results of operations could be materially adversely affected.

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2021, 2020, or 2019. However, for each of the years ended December 31, 2021 and 2020, three customers in our Crawford Platform Solutions segment each represented in excess of 10% of its revenue. For the year ended December 2019, our Crawford Platform Solutions segment derived in excess of 10% of its revenue from one customer.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships, revenues and operating earnings within this segment could be materially adversely affected.

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

Malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, ransomware, worms and other destructive or disruptive software and other attempts to gain access to confidential or personal data, denial of service attacks and other malicious activities are becoming increasingly diverse and sophisticated and the incidence of these events is on the rise worldwide and highlights the need for continual and effective cybersecurity awareness and education. Our business, which involves the collection, use, transmission and other processing of data, may make us and our clients and business partners attractive targets of hackers, denial of service attacks, malicious code, phishing attacks, ransomware attacks, and other threat actors, including malicious insiders (such as employees and prior employees), which may result in security incidents, including the unauthorized access, misuse, loss, corruption, inaccessibility, or destruction of this data (including personal, confidential and sensitive data), unavailability of services, or other adverse events.

We have made investments in our information security policies, procedures and technical controls and routinely engage a third party to assess the maturity of our information security program against the NIST Cybersecurity Framework. However, we may not be able to prevent a cybersecurity breach due to the increasing sophistication and frequency of such attacks. All employees receive security awareness training including communication of processes for reporting a potential security incident. We have a robust Cyber Incident Response Plan in place which provides a documented framework for handling high severity security and privacy incidents and facilitates coordination across multiple parts of the Company and with external expertise when necessary. Additionally, we have existing procedures to determine the potential materiality of a cybersecurity incident. These procedures include reporting protocols to and oversight from our Board of Directors. We also have disclosure controls and insider trading restrictions that would apply in the event of a material cybersecurity incident, and we routinely perform simulations and drills at both a technical and management level. Notwithstanding these measures, we cannot provide any assurance that we will always be able to prevent or mitigate a cybersecurity attack. These types of cybersecurity attacks and incidents can give rise to a variety of losses and costs, including legal exposure and regulatory fines, damages to reputation, and others.

Increasing regulatory focus on privacy issues and expanding laws could impact our business models and expose us to increased liability.

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have stringent data protection laws that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Globally, new and evolving laws, such as the General Data Protection Regulation (“GDPR”) in Europe and the U.K., the California Consumer Privacy Act ("CCPA") in California, and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to respond to customer requests under the laws, and to implement our business models effectively. These requirements, among others, may force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect, process and store information at the direction of and on behalf of our customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

Transferring personal information across international borders is becoming increasingly complex. The mechanisms that we and many other companies rely upon for European data transfers are being updated following recent rulings by the Court of Justice for the European Union ("CJEU"). We are closely monitoring developments related to requirements for transferring personal data outside the European Union ("EU"), including those which may be impacted by Brexit. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Brazil, China, Canada and Australia, have also established specific legal requirements for cross-border transfers of personal information. These developments in Europe and elsewhere could harm our business, results of operations, and financial condition.

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

We currently operate on multiple proprietary and commercial software platforms to support our service offerings and internal corporate systems. The failure or obsolescence of any of these platforms, if not remediated or replaced, could materially adversely affect our business, results of operations, and financial condition.

We currently utilize multiple software platforms to support our service offerings. We believe certain of these software platforms distinguish our service offerings from our competitors. The failure of one or more of our software platforms to function properly, or the failure of these platforms to remain competitive, could materially adversely affect our business, results of operations, and financial condition. In addition, the cost to replace such systems may not generate a commensurate benefit.

BUSINESS AND OPERATIONS

A significant portion of our operations are international. These international operations subject us to political, legal, operational, exchange rate and other risks not generally present in U.S. operations, which could materially negatively affect those operations or our business.

Our international operations subject us to political, legal, operational, financial, exchange rate and other risks that we do not face in our domestic operations. Many of these operations are substantially smaller than our U.S. operations and as such are at risk of generating operating losses due to lack of scale. We face, among other risks, the risk of discriminatory regulation; nationalization or expropriation of assets; changes in both domestic and foreign laws regarding taxation, trade and investment abroad; pandemics such as coronavirus; potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights; or price controls and exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which they were earned or converting local currencies we hold into U.S. dollars or other currencies.

For example, although we do not have direct exposure from the Russia/Ukraine conflict, we are aware of its potential negative impact to adjacent economies which could lower claim activity across our network of offices in Europe and increase our exposure to cyber attacks.

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

Natural or manmade disasters or other acts of violence may affect the markets in which we operate, our clients and our service delivery.

Our business may be negatively affected by instability, disruption or destruction in the many geographic regions where we operate. Natural or manmade disasters, including storm, flood, fire, earthquake, pandemics and other regional or global health crises, as well as war, terrorism, riot, civil insurrection or social unrest, may cause damage to our facilities or disrupt our services. This includes our shared services centers which exist in international geographies. Specifically, we continue to increase employees and processes performed by our Global Business Service Center located in the Philippines. Our crisis management procedures, business continuity plans and disaster recovery capabilities may not be effective at preventing or mitigating the effects of such disasters, particularly in the case of a catastrophic event. These events may pose significant security risks to our employees, the facilities where they work, our operations, electricity and other utilities, communications, travel and network services and the disruption of any or all of them could materially adversely affect our financial results.

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

We are also subject to numerous federal, state, and foreign labor, employment, worker health and safety, antitrust and competition, environmental and consumer protection, import/export, anti-corruption, and other laws. From time to time, we face claims and investigations by employees, former employees, and governmental entities under such laws or employment contracts with such employees or former employees. Such claims, investigations, and any litigation involving the Company could divert management's time and attention from business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations and financial condition.

The costs of compliance with sustainability or other environmental, social responsibility or governance laws, regulations, or policies, including investor and client-driven policies and standards, could adversely affect our business.

As a non–manufacturing service business, we have to date been less impacted from laws and regulations related to sustainability concerns or other environmental, social responsibility or governance laws, regulations, or policies. However, we could incur ESG-related costs indirectly through our customers or shareholders. Increasingly our customers and shareholders expect that we meet social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before they commence, or continue, doing business with us. Our compliance with these policies and related requirements could be costly, and our failure to comply could adversely affect our business relationships or reputation.

LIQUIDITY AND CAPITAL

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") is underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement periods for our U.S. Qualified Plan, the projected benefit obligation was underfunded by $15.2 million. In recent years we have made voluntary contributions to this plan, but we do not expect to make any discretionary contributions to the U.S. Qualified Plan in the next fiscal year. Volatility in the capital markets, mortality changes and future legislation may have a negative impact on our pension plans, which may further increase the underfunded portion and our attendant funding obligations. Any future contributions to our underfunded defined benefit pension plan could reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities. Any decision to terminate the plan and settle the defined-benefit pension obligation would result in a non-cash charge within the consolidated statements of operations related to unrecognized actuarial losses in accumulated other comprehensive income, which totals $190.9 million as of December 31, 2021.

While we do not anticipate any contribution in 2022, we intend to comply with any future funding requirements through the use of cash from operations. However, there can be no assurance that we will generate enough cash to do so. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings under our Credit Facility (defined below), if available, proceeds from debt or equity financings, or asset sales. There can be no assurance that we would be able to obtain any such external funding in amounts, at times and on terms that we deem commercially reasonable, in order for us to meet these obligations. Furthermore, any of the foregoing could materially increase our outstanding debt or debt service requirements, or dilute the value of the holdings of our current shareholders, as the case may be. Our inability to comply with any funding obligations in a timely manner could materially adversely affect our financial condition.

We have debt covenants in our credit facility that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our outstanding debt could become immediately due and payable.

We are party to a credit facility, effective as of November 5, 2021, with Bank of America, N.A., Wells Fargo Bank, N.A., Truist Bank, and the other lenders a party thereto, (the "Credit Facility"). The Credit Facility consists of a $450 million revolving credit facility, with a letter of credit subcommitment of $125 million. The available borrowing capacity under the Credit Facility totaled $260.2 million on December 31, 2021. The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum interest coverage ratio.

If we do not maintain compliance with the covenant requirements, we may be in default under the Credit Facility. In such an event, the lenders under the Credit Facility would generally have the right to declare all then-outstanding amounts thereunder immediately due and payable. If we could not obtain a required waiver on satisfactory terms, we could be required to renegotiate the terms of the Credit Facility or immediately repay this indebtedness. Any such renegotiation could result in less favorable terms, including additional fees, higher interest rates and accelerated payments, and would necessitate significant time and attention of management, which could divert their focus from business operations. Any required payment may necessitate the sale of assets or other uses of resources that we do not believe would be in our best interests. While we do not presently expect to be in violation of any of these requirements, no assurances can be given that we will be able to continue to comply with them in the future. Any failure to continue to comply with such requirements could materially adversely affect our borrowing ability and access to liquidity, and thus our overall financial condition, as well as our ability to operate our business. We do not believe there is significant risk to our debt covenants when LIBOR is replaced with an alternative reference rate in the future. We have no current hedged transactions, and our Credit Facility establishes a rate replacement mechanism when LIBOR is no longer quoted.

In recent periods we have incurred impairment charges that reduced the carrying value of our intangible assets and goodwill; in the future we may be required to incur additional impairment charges on a portion of or all of the carrying value of our intangible assets and goodwill, which may adversely affect our financial condition and results of operations.

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

As of December 31, 2021, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member of the Board of Directors, beneficially owned approximately 62% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2021, Mr. Crawford also beneficially owned approximately 35% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

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

We also face competition from potential new entrants into the global claims management services market, in addition to traditional competitors. Potential consolidation in our industry can also create stronger competition. Our inability to react to such competition could negatively impact our volume of case referrals and results of operations.

We may not be able to recruit, train, and retain qualified personnel, including retaining enough qualified and experienced on-call claims adjusters, to respond to catastrophic events that may, singularly or in combination, significantly increase our clients' needs for claims adjusters.

Our catastrophe-related work and revenues can fluctuate dramatically based on the frequency and severity of natural and man-made disasters. When such events happen, our clients usually require a sudden and substantial increase in the need for catastrophic claims services, which can strain our capacity. Our internal resources are sometimes not sufficient to meet these sudden and substantial increases in demand. When these situations occur, we must retain outside adjusters (temporary employees and contractors) to increase our capacity. There can be no assurance that we will be able to retain such outside adjusters with the requisite qualifications, at the times needed or on terms that we believe are economically reasonable. Insurance companies and other loss adjusting firms also aggressively compete for the same pool of outside adjusters, who often command high prices for their services at such times of peak demand. Such competition could reduce availability, increase our costs and reduce our revenues. Our failure to timely, efficiently, and competently provide these services to our clients could result in reduced revenues, loss of customer goodwill and a negative impact on our results of operations.

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

We are subject to inflation risks which could increase our wages, benefits, and other costs which may result in decreased profitability.

We are impacted by inflationary increases in wages, benefits and other costs. In all countries in which we operate, wage and benefit inflation, whether driven by competition for talent, or ordinary course pay increases and other inflationary pressure, may increase our cost of providing services and reduce our profitability. Furthermore, as a result of our global operations, wage increases in emerging markets may increase at a faster rate than wages in the U.S. and other developed markets, which increases our exposure to inflation risks. If we are not able to pass increased wage and other costs resulting from inflation onto our clients or charge premium prices when justified by market demand, our profitability may decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, the Company owned an office in Kitchener, Ontario. Subsequent to December 31, 2021 this property was sold. As of December 31, 2021, the Company leased approximately 230 other office locations under various leases with varying terms. For additional information on the Company's significant operating leases and subleases, see Note 6 "Lease Commitments" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all.

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

The number of record holders of each class of the Company's common stock as of December 31, 2021 was as follows: CRD-A — 3,038 and CRD-B — 360.

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the “2019 Repurchase Authorization”). On December 10, 2020, the Company's Board of Directors extended the termination date of the 2019 Repurchase Authorization to December 31, 2021. At December 31, 2021, the Company had no remaining authorization to repurchase any shares under the 2019 Repurchase Authorization.

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). At December 31, 2021, the Company had remaining authorization to repurchase 413,317 shares under the 2021 Repurchase Authorization.

The following graph and table show the value as of December 31, 2021 of a $100 investment in the Company's Class A and Class B common stock as of December 31, 2016 as compared to a similar investment in each of (i) the S&P 500 Index, and (ii) the S&P 500 Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. We caution you not to draw any conclusions from the data in this performance graph, as past results do not necessarily indicate future performance.

Comparison of Cumulative Five Year Total Return
Crawford & Company (Class A)
Crawford & Company (Class B)
S&P 500 Index
S&P Property-Casualty Insurance Index
Dollars
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2016
2017
2018
2019
2020
2021

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2016	2017	2018	2019	2020	2021
Crawford & Company (Class A)	100.00	92.92	100.54	133.27	88.08	91.60
Crawford & Company (Class B)	100.00	78.17	74.81	86.14	62.56	66.81
S&P 500 Index	100.00	119.42	111.97	144.31	167.77	212.89
S&P Property-Casualty Insurance Index	100.00	113.82	98.83	124.83	121.00	155.86

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2021, 2020, and 2019 consolidated financial statements include the financial position of such operations as of October 31, 2021 and 2020, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2021, 2020 and 2019, respectively.

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
•
Crawford Platform Solutions, which consists of the Contractor Connection and Networks service lines and serves the global property and casualty insurance company markets. This is comprised of the previously reported Contractor Connection service line within Crawford Platform Solutions and the Networks service line, which includes Catastrophe operations, WeGoLook, Praxis Consulting, and certain international network businesses previously reported within the Crawford Claims Solutions segment.

As discussed in more detail in subsequent sections of this MD&A, we have three reportable segments: Crawford Loss Adjusting, Crawford TPA Solutions, and Crawford Platform Solutions. Our three reportable segments represent components of the Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. Crawford Loss Adjusting serves the global property and casualty insurance company markets. Crawford TPA Solutions serves the global casualty, disability and self-insurance marketplace worldwide. Crawford Platform Solutions serves the global property and casualty insurance company markets.

Insurance companies rely on us for certain services such as field investigation and the evaluation of property and casualty insurance claims. Self-insured entities typically rely on us for a broader range of services. In addition to field investigation and claims evaluation, we may also provide initial loss reporting services for their claimants, loss mitigation services such as medical bill review, medical case management and vocational rehabilitation, risk management information services, and loss fund administration to pay their claims. Our Contractor Connection service line in our Crawford Platform Solutions segment provides a managed contractor network to insurance carriers and consumer markets.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $1.102 billion in 2021, an increase of 12.2% compared with $982.5 million in 2020. Net income attributable to Crawford & Company was $30.7 million in 2021, compared with $28.3 million in 2020.

Consolidated revenues before reimbursements increased $119.5 million, or 12.2%, in 2021 due to an increase in Hurricane Ida activity in the U.S. in our Crawford Loss Adjusting and Crawford Platform Solutions segments, an increase in new client growth in our Crawford Platform Solutions segment, and an increase in our Crawford TPA Solutions segment. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $29.9 million, or 3.1%, for 2021 as compared with the prior year. Excluding the change in foreign exchange rates, consolidated revenues before reimbursements increased $89.6 million, or 9.1% compared with 2020.

	Year Ended			Year Ended
				Based on exchange rates for year ended December 31, 2020
(in thousands, except percentages)	December 31, 2021	December 31, 2020	% Change	December 31, 2021	% Change
Revenues:
Crawford Loss Adjusting	$475,587	$438,492	8.5%	$454,461	3.6%
Crawford TPA Solutions	397,964	371,391	7.2%	391,129	5.3%
Crawford Platform Solutions	228,481	172,609	32.4%	226,550	31.3%
Total revenues before reimbursements	1,102,032	982,492	12.2%	1,072,140	9.1%
Reimbursements	37,199	33,703	10.4%	35,858	6.4%
Total Revenues	$1,139,231	$1,016,195	12.1%	$1,107,998	9.0%

Revenues from the Crawford Loss Adjusting segment increased in 2021 due to an increase in weather-related cases resulting from Hurricane Ida in the U.S. Revenues from the Crawford TPA Solutions segment increased for the year due to growth in the U.S. and revenues from recent acquisitions, partially offset by continued weakness as a result of the economic impact of COVID-19 in Canada and Europe. Revenues from the Crawford Platform Solutions segment increased primarily due to an increase in Hurricane Ida related cases in the U.S. and new client growth. There was a net $24.1 million positive increase in total company revenues in 2021 as a result of acquisitions and dispositions in 2020 and 2021. See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about this activity.

We have experienced continued recovery from the negative economic impact of COVID-19 in 2021, particularly in the U.S., compared to the significant reductions experienced in the prior year, where revenues were down in the range of $45.0 to $55.0 million as a result of the economic impacts of COVID-19. Due to ongoing negative impacts in multiple regions, it is uncertain whether such recovery can be sustained and continue. The economic impact from COVID-19 could have a material impact on our results of operations, financial condition, and cash flows in one or more future periods. In addition, it is possible that changes in economic conditions and steps taken by international, federal, state and/or local governments in response to COVID-19 could have negative impacts, including labor shortages which could increase compensation costs and other expenses, unless mitigated by government assistance programs to corporations.

Overall, there was an increase in cases received of 5.8% in 2021 compared with 2020, primarily due to the increase in Hurricane Ida activity in the U.S. As a result of the impact from the COVID-19 pandemic, cases received in future periods could be materially negatively impacted, unless offset by the impact of cases received from new clients or weather-related activity.

Cases received are presented below by segment:

Year Ended December 31,	2021	2020	Variance
Crawford Loss Adjusting	361,528	337,981	7.0%
Crawford TPA Solutions	762,837	779,123	(2.1)%
Crawford Platform Solutions	528,685	444,651	18.9%
Total Crawford Cases Received	1,653,050	1,561,755	5.8%

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) increased in our Crawford Platform Solutions operating segment, partially offset by decreases in our Crawford Loss Adjusting and Crawford TPA Solutions operating segments.

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

In the Crawford Loss Adjusting segment, operating earnings decreased from $41.1 million, or 9.4% of revenues before reimbursements in 2020, to $23.0 million, or 4.8% of revenues before reimbursements in 2021, primarily due to losses in certain international operations and an increase in compensation expense. There was a $1.7 million expense benefit in 2021 as a result of the Canada Emergency Wage Subsidy ("CEWS") and a benefit of $5.2 million in 2020. Excluding indirect support costs, gross profit decreased from $118.9 million, or 27.1% of revenues before reimbursements in 2020, to $106.7 million, or 22.4% of revenues before reimbursements in 2021.

In the Crawford TPA Solutions segment, operating earnings decreased from $20.5 million, or 5.5% of revenues before reimbursements in 2020, to $17.6 million, or 4.4% of revenues before reimbursements in 2021, primarily due to the continued impact of COVID-19 in Canada and Europe. There was a $0.7 million expense benefit in 2021 as a result of the CEWS and a benefit of $1.6 million in 2020. Excluding indirect support costs, gross profit decreased from $76.7 million, or 20.6% of revenues before reimbursements in 2020, to $75.9 million, or 19.1% of revenues before reimbursements in 2021.

In the Crawford Platform Solutions segment, operating earnings increased from $27.7 million, or 16.0% of revenues before reimbursements in 2020, to $36.3 million, or 15.9% of revenues before reimbursements in 2021, primarily due to the increase in revenues. Excluding indirect support costs, gross profit increased from $43.6 million, or 25.3% of revenues before reimbursements in 2020, to $57.5 million, or 25.1% of revenues before reimbursements in 2021.

Cost of services provided, before reimbursements, increased $106.6 million, or 15.2% for 2021 compared with 2020. This increase was primarily due to an increase in compensation expense, including incentive compensation and other costs in each of our operating segments resulting from the higher revenues, the change in foreign exchange rates, and the impact of recent acquisitions.

Selling, general, and administrative ("SG&A") expenses increased $25.9 million, or 11.8%, in 2021, as compared with 2020. This increase was due to an increase in compensation expense, including incentive compensation, an increase in centralized data processing costs and professional fees, the change in foreign exchange rates, and the impact of recent acquisitions.

The Canadian government enacted the CEWS in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. We met the eligibility criteria to receive the wage subsidy in 2020 and 2021, We received a benefit totaling $5.9 million in 2021 and $13.8 million in 2020, due to the negative economic impact of COVID-19 in that country. This subsidy is recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on classification of the employees. We do not expect any benefit from this subsidy in future periods.

On October 4, 2021, we acquired BosBoon Expertise Group B.V. ("BosBoon"), a Netherlands-based specialist loss adjusting company. The acquisition supports our strategic aim of strengthening our expertise in all key territories in which we operate. BosBoon offers a specialist range of loss adjusting services which will be added to the existing Crawford Global Technical Services proposition in the Netherlands. The purchase price includes an initial cash consideration of $2.1 million, before working capital adjustment, and a maximum $1.9 million payable over the next two years based on achieving certain financial and nonfinancial goals, as defined in the purchase agreement.

On October 1, 2021, we acquired 100% of Praxis Consulting, Inc. ("Praxis"), an established subrogation claims service provider in the U.S. This acquisition allows us to expand our footprint in the U.S. subrogation claims market. The purchase price includes an initial cash consideration of $21.5 million, working capital adjustment payable of $0.7 million, a deferred payment of $20.0 million in February 2022, and a maximum $10.0 million payable over the next two years based on achieving certain revenue performance goals, as defined in the purchase agreement.

On August 23, 2021, we acquired 100% of edjuster Inc. in Canada and its U.S. subsidiary (collectively "edjuster"). Edjuster is a technology-enabled, end-to-end contents services provider and platform. This acquisition will enable us to expand our capability in the North American claims contents services market. The purchase price included an initial cash payment of $20.9 million, working capital adjustment payable of $0.4 million, and an earn-out potential up to $13.3 million in cash based on the achievement of certain EBITDA performance goals over two one-year periods, beginning January 2022.

On November 1, 2020, we acquired 100% of HBA Group in Australia. The HBA Group is a legal services provider that will complement the Company’s Crawford TPA Solutions segment in Australia. The purchase price included an initial cash payment of $4.0 million, net of working capital adjustment, and a maximum $3.2 million payable in cash over the next four years based on achieving certain revenue and EBITDA performance goals as set forth in the purchase agreement. The financial results of certain of the Company’s international subsidiaries, including HBA Group, are included in the Company’s consolidated financial statements on a two-month delayed basis. Accordingly, the acquisition of HBA was reported as of January 1, 2021.

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

These acquisitions were funded primarily through additional borrowings under the Company's credit facility. See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about these transactions.

During 2020, we recognized a pretax gain on disposal totaling $13.8 million related to the sale of the Lloyd Warwick International (“LWI”) business in our Crawford Loss Adjusting segment, net of a loss on the disposal of Crawford Compliance. The gain on disposal is presented in the Consolidated Statements of Operations as a separate item "Gain on disposition of businesses, net." There was no gain on disposal in 2021 or 2019.

We recognized a pretax non-cash goodwill impairment in the 2020 first quarter totaling $17.7 million related to our former Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.8 million reduction in income tax expense and $1.7 million credit in noncontrolling interest expense. In 2019, we recognized a non-cash goodwill impairment totaling $17.5 million, also related to our former Crawford Claims Solutions segment. This charge was partially offset by a $2.2 million reduction in income tax expense and $2.2 million credit in noncontrolling interest expense. There was no goodwill impairment in 2021.

We recognized pretax restructuring costs totaling $8.1 million in 2020, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring and other costs are comprised of $9.4 million severance expense and related payroll taxes, $2.5 million in asset impairment and lease termination costs, partially offset by a $1.1 million gain from fair value remeasurement of a cost method investment, $1.2 million in liquidation dividends from a cost method investment, and a $1.4 million gain from sale of IP addresses. This pretax expense is presented in the Consolidated Statements of Operations as a separate charge "Restructuring and Other Costs, Net." See Note 16, “Restructuring and Other Costs, Net” of our accompanying consolidated financial statements for further discussion about these transactions. There were no restructuring costs in 2019 or 2021.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company took advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits, which deferred the payment of 2020 payroll tax withholdings in the U.S., totaling $13.0 million, to be paid in equal installments at the end of 2021 and 2022. As of December 31, 2021, we have made the first installment of $6.5 million.

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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring and other costs, gain on disposition of businesses, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Restructuring and other costs, as well as gain on disposition of businesses, goodwill impairment, and arbitration and claim settlements arise from time to time from events (such as internal restructurings, losses on subleases, establishment of new operations, and asset impairments) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, unallocated corporate and shared costs, goodwill impairment, restructuring and other costs, gain on disposition of businesses, and arbitration and claim settlements follows the discussion and analysis of the results of operations of our three operating segments.

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

				% Change from Prior Year
Year Ended December 31,	2021	2020	2019	2021	2020
	(In thousands, except percentages)
Revenues Before Reimbursements:
Crawford Loss Adjusting	$475,587	$438,491	$457,484	8.5%	(4.2)%
Crawford TPA Solutions	397,964	371,392	397,626	7.2%	(6.6)%
Crawford Platform Solutions	228,481	172,609	150,692	32.4%	14.5%
Total, before reimbursements	1,102,032	982,492	1,005,802	12.2%	(2.3)%
Reimbursements	37,199	33,703	41,825	10.4%	(19.4)%
Total Revenues	$1,139,231	$1,016,195	$1,047,627	12.1%	(3.0)%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Loss Adjusting	$315,158	$269,817	$284,900	16.8%	(5.3)%
% of related revenues before reimbursements	66.3%	61.5%	62.3%
Crawford TPA Solutions	256,845	234,179	246,886	9.7%	(5.1)%
% of related revenues before reimbursements	64.5%	63.1%	62.1%
Crawford Platform Solutions	149,201	108,707	89,067	37.3%	22.1%
% of related revenues before reimbursements	65.3%	63.0%	59.1%
Total	$721,204	$612,703	$620,853	17.7%	(1.3)%
% of Revenues before reimbursements	65.4%	62.4%	61.7%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
Crawford Loss Adjusting	$137,439	$127,570	$142,459	7.7%	(10.5)%
% of related revenues before reimbursements	28.9%	29.1%	31.1%
Crawford TPA Solutions	123,552	116,706	122,234	5.9%	(4.5)%
% of related revenues before reimbursements	31.0%	31.5%	30.8%
Crawford Platform Solutions	42,946	36,252	34,948	18.5%	3.7%
% of related revenues before reimbursements	18.8%	21.0%	23.2%
Total, before reimbursements	$303,937	280,528	299,641	8.3%	(6.4)%
% of Revenues before reimbursements	27.6%	28.6%	29.8%
Reimbursements	37,199	33,703	41,825	10.4%	(19.4)%
Total	$341,136	$314,231	$341,466
% of Revenues	29.9%	30.9%	32.6%
Segment Operating Earnings:
Crawford Loss Adjusting	$22,990	$41,104	$30,125	(44.1)%	36.4%
% of related revenues before reimbursements	4.8%	9.4%	6.6%
Crawford TPA Solutions	17,567	20,507	28,506	(14.3)%	(28.1)%

% of related revenues before reimbursements	4.4%	5.5%	7.2%
Crawford Platform Solutions	36,334	27,650	26,677	31.4%	3.6%
% of related revenues before reimbursements	15.9%	16.0%	17.7%
(Deduct) Add:
Unallocated corporate and shared costs and credits, net	(14,386)	(17,431)	(7,699)	(17.5)%	126.4%
Net corporate interest expense	(6,559)	(7,923)	(10,774)	(17.2)%	(26.5)%
Stock option expense	(1,053)	(1,122)	(1,885)	(6.1)%	(40.5)%
Amortization of customer-relationship intangible assets	(11,029)	(11,653)	(11,277)	(5.4)%	3.3%
Goodwill impairment	—	(17,674)	(17,484)	nm	1.1%
Restructuring and other costs, net	—	(8,133)	—	nm	nm
Arbitration and claim settlements	—	—	(12,552)	nm	nm
Gain on disposition of businesses, net	—	13,763	—	nm	nm
Income Before Income Taxes	43,864	39,088	23,637	12.2%	65.4%
Income taxes	(13,316)	(12,013)	(14,111)	10.8%	(14.9)%
Net Income	30,548	27,075	9,526	12.8%	184.2%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	144	1,221	2,959	(88.2)%	(58.7)%
Net Income Attributable to Shareholders of Crawford & Company	$30,692	$28,296	$12,485	8.5%	126.6%

nm = not meaningful

YEAR ENDED DECEMBER 31, 2021 COMPARED WITH YEAR ENDED DECEMBER 31, 2020

CRAWFORD LOSS ADJUSTING SEGMENT

Operating Earnings

Our Crawford Loss Adjusting segment reported operating earnings of $23.0 million, or 4.8% of revenues before reimbursements in 2021, as compared with $41.1 million, or 9.4% of revenues before reimbursements in 2020. Operating earnings decreased from 2020 to 2021 primarily due to losses in certain international operations and an increase in compensation expense. Additionally, there was a $1.7 million expense benefit in 2021 as a result of the Canada Emergency Wage Subsidy (“CEWS”), and a benefit of $5.2 million in 2020.

Excluding centralized indirect support costs, gross profit decreased from $118.9 million, or 27.1% of revenues before reimbursements in 2020, to $106.7 million, or 22.4% of revenues before reimbursements in 2021. This decrease is primarily due to losses in certain international operations and an increase in compensation expense.

Operating results for our Crawford Loss Adjusting segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2020
Year Ended December 31,	2021	2020	Variance	2021	Variance
Revenues	$475,587	$438,491	8.5%	$454,461	3.6%
Direct expenses	368,932	319,637	15.4%	352,517	10.3%
Gross profit	106,655	118,854	(10.3)%	101,944	(14.2)%
Indirect expenses	83,665	77,750	7.6%	79,704	2.5%
Total Crawford Loss Adjusting Operating Earnings	$22,990	$41,104	(44.1)%	$22,240	(45.9)%
Gross profit margin	22.4%	27.1%	(4.7)%	22.4%	(4.7)%
Operating margin	4.8%	9.4%	(4.6)%	4.9%	(4.5)%

Revenues before Reimbursements

Crawford Loss Adjusting revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Australia, Europe and Rest of World. Crawford Loss Adjusting revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2020
Year Ended December 31,	2021	2020	Variance	2021	Variance
U.S.	$158,451	$128,342	23.5%	$158,451	23.5%
U.K.	102,326	105,446	(3.0)%	95,168	(9.7)%
Canada	54,675	55,552	(1.6)%	51,164	(7.9)%
Australia	72,751	69,407	4.8%	65,505	(5.6)%
Europe	52,488	48,732	7.7%	49,711	2.0%
Rest of World	34,896	31,012	12.5%	34,462	11.1%
Total Crawford Loss Adjusting Revenues before Reimbursements	$475,587	$438,491	8.5%	$454,461	3.6%

Revenues before reimbursements from our Crawford Loss Adjusting segment totaled $475.6 million in 2021 compared with $438.5 million in 2020. This increase was primarily due to an increase in weather-related cases resulting from Hurricane Ida in the U.S. and new client growth. Changes in foreign exchange rates resulted in an increase of our Crawford Loss Adjusting segment revenues by approximately 4.9% or $21.1 million for 2021. Absent foreign exchange rate fluctuations, Crawford Loss Adjusting segment revenues would have been $454.5 million for 2021. There was a $1.0 million increase, or 0.2%, in Crawford Loss Adjusting revenues in 2021 as a result of acquisitions and dispositions. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, which increased revenues 7.0% in 2021 compared with 2020. Changes in product mix and in the rates charged for those services accounted for a 3.6% revenue decrease for 2021 compared with the 2020 period.

The increase in revenues in the U.S. was due to the increase in weather-related case activity in 2021 and new client growth. Based on constant foreign exchange rates, there was a decrease in revenues in the U.K. in 2021 period, compared with 2020, primarily due to the Lloyd Warwick International ("LWI") disposition in June 2020 and a change in the mix of services provided. There was a decrease in revenues in Australia due to a decrease in weather-related cases in 2021. Revenues in Canada decreased in 2021 due to the continued negative economic impact of COVID-19. There was an increase in revenues in Europe in the 2021 period due to a change in the mix of services provided. There was an increase in revenues in Rest of World in the 2021 period, primarily due to the acquisition in Chile in October 2020, partially offset by a decrease in Asia.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Loss Adjusting segment, which are included in total Company revenues, were $23.1 million in 2021 compared with $24.9 million in 2020. The decrease in reimbursed expenses was due to a decreased use of third parties in the 2021 period.

Case Volume Analysis

Crawford Loss Adjusting unit volumes by underlying case category, as measured by cases received, for 2021 and 2020 were as follows:

Year Ended December 31,	2021	2020	Variance
U.S.	150,739	146,224	3.1%
U.K.	70,397	58,069	21.2%
Canada	29,990	29,039	3.3%
Australia	43,887	46,670	(6.0)%
Europe	34,289	34,739	(1.3)%
Rest of World	32,226	23,240	38.7%
Total Crawford Loss Adjusting Cases Received	361,528	337,981	7.0%

Overall, there was an increase in cases received of 7.0% in 2021, compared with the 2020 period. There was an increase in U.S. case volumes in 2021 due to the increase in weather-related activity and the change in the mix of services provided. The U.K. case volumes were higher in 2021 due to an increase in high-frequency, low-severity cases due to an increase in new clients. There was an increase in cases in Canada in 2021 due to an increase in high-frequency, low-severity cases, partially offset by the ongoing impact of COVID-19. There was a decrease in cases in Australia due to a reduction in weather-related case activity in the current period. There was a slight decrease in cases received in Europe in 2021 due to a change in the mix of services provided. There was an increase in cases received in the 2021 period in Rest of World primarily due to our 2020 acquisition in Chile.

As a result of the economic contraction from the COVID-19 pandemic, cases received in future periods could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather-related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. Crawford Loss Adjusting direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 66.3% for 2021 and 61.5% for 2020. The dollar amount of these expenses increased from $269.8 million in 2020 to $315.2 million in 2021. This increase was due to the increased revenues, higher incentive compensation expense, change in foreign exchange rates, and recent acquisitions. The increase in the percentage of revenues before reimbursements was because the increase in costs to support the new client growth and increase in incentive compensation was higher than the increase in revenues. Additionally, there was a $1.7 million and $5.2 million expense benefit in 2021 and 2020, respectively, as a result of CEWS.

There was an average of 3,491 FTEs in 2021 compared with an average of 3,327 FTEs in 2020.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Loss Adjusting segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $127.6 million in 2020 to $137.4 million in 2021, but decreased slightly as a percent of segment revenues from 29.1% in 2020 to 28.9% in 2021. The increase in costs was due to technology investments, an increase in the allowance for credit losses, and an increase in administrative support costs in 2021. Costs were lower in 2020 due to COVID-19 cost reduction initiatives that resulted in lower travel and entertainment and other administrative expenses.

CRAWFORD TPA SOLUTIONS SEGMENT

Operating Earnings

Our Crawford TPA Solutions segment, which operates under the Broadspire brand in North America, reported operating earnings of $17.6 million, or 4.4% of revenues before reimbursements in 2021, as compared to $20.5 million, or 5.5% of revenues before reimbursements in 2020. This decrease was due to the continued negative impact of COVID-19 in Canada and Europe, partially offset by an increase in revenues in the U.S. and U.K. There was a $0.7 million expense benefit in 2021 as a result of CEWS, and a benefit of $1.6 million in 2020.

Excluding centralized indirect support costs, gross profit decreased from $76.7 million, or 20.6% of revenues before reimbursements in 2020, to $75.9 million, or 19.1% of revenues before reimbursements in 2021, due to the continued negative impact of COVID-19 in Canada and Europe, partially offset by an increase in revenues in the U.S. and U.K.

Operating results for our Crawford TPA Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2020
Year Ended December 31,	2021	2020	Variance	2021	Variance
Revenues	$397,964	$371,392	7.2%	$391,129	5.3%
Direct expenses	322,036	294,727	9.3%	316,069	7.2%
Gross profit	75,928	76,665	(1.0)%	75,060	(2.1)%
Indirect expenses	58,361	56,158	3.9%	56,991	1.5%
Total Crawford TPA Solutions Operating Earnings	$17,567	$20,507	(14.3)%	$18,069	(11.9)%
Gross profit margin	19.1%	20.6%	(1.5)%	19.2%	(1.4)%
Operating margin	4.4%	5.5%	(1.1)%	4.6%	(0.9)%

Revenues before Reimbursements

Crawford TPA Solutions revenues are from the global casualty and disability insurance and self-insured markets in the U.S., U.K., Canada, and Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2020
Year Ended December 31,	2021	2020	Variance	2021	Variance
U.S.	$301,035	$293,448	2.6%	$301,035	2.6%
U.K.	22,693	16,530	37.3%	21,087	27.6%
Canada	18,307	22,673	(19.3)%	17,125	(24.5)%
Europe and Rest of World	55,929	38,741	44.4%	51,882	33.9%
Total Crawford TPA Solutions Revenues before Reimbursements	$397,964	$371,392	7.2%	$391,129	5.3%

Revenues before reimbursements from our Crawford TPA Solutions totaled $398.0 million in 2021, compared with $371.4 million in 2020. This increase was primarily due to an increase in U.S. and U.K. revenues and a $18.9 million, or 5.1%, increase in revenues due to recent acquisitions. Changes in foreign exchange rates increased our Crawford TPA Solutions segment revenues by $6.8 million, or approximately 1.9%, for 2021. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $391.1 million in 2021. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 2.1% in 2021 compared with 2020. Changes in product mix and in the rates charged for those services accounted for a 2.3% revenue increase for 2021 compared with 2020.

The increase in revenues in the U.S. for 2021 was due to an increase in the mix of services provided as business activity continued to improve from the impact of COVID-19 economic conditions that were present in the prior year. Based on constant foreign exchange rates, there was an increase in revenues in the U.K. in 2021 due to client case volume increases in our legal services business line. Revenues in Canada decreased in the current year as a result of continued negative COVID-19 economic conditions and the 2020 exit from a service line in that country. Revenues increased in Europe and Rest of World in 2021 primarily due to recent acquisitions in Chile and Australia which strengthened our legal services offerings in those countries, which offset declines in Europe.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment which are included in total Company revenue increased to $10.8 million in 2021 from $7.5 million in 2020. The increase in reimbursed expenses in the 2021 period was due to the increased revenues and increased use of third parties from the recent acquisitions.

Case Volume Analysis

Crawford TPA Solutions unit volumes, as measured by cases received, by region for 2021 and 2020 were as follows:

Year Ended December 31,	2021	2020	Variance
U.S.	490,653	476,238	3.0%
U.K.	59,399	49,550	19.9%
Canada	32,465	60,451	(46.3)%
Europe and Rest of World	180,320	192,884	(6.5)%
Total Crawford TPA Solutions Cases Received	762,837	779,123	(2.1)%

Overall case volumes were 2.1% lower in 2021 compared with 2020 due to decreases in Canada and Europe, partially offset by an increase in the U.S. and U.K. The increase in the U.S. was due to the general economic recovery and business growth in Disability. The increase in the U.K. was due to an increase in high-frequency, low-severity liability cases. The decrease in Canada was primarily due to the continued negative impact from COVID-19 and the 2020 exit from a service line in that country. The decrease in cases in Europe and Rest of World was due to a decrease in high-frequency, low-complexity cases received in Europe, partially offset by a 6,300 increase in cases from recent acquisitions.

Crawford TPA Solutions unit volumes, particularly in the U.S., are sensitive to overall employment levels and workplace reported injuries. As a result of the uncertainty from the COVID-19 pandemic in the U.S. and other geographic regions, future case referrals could be materially negatively impacted unless offset by new client programs.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Crawford TPA Solutions segment revenues before reimbursements, increased from 63.1% in 2020 to 64.5% in 2021. The total dollar amount of these expenses increased from $234.2 million in 2020 to $256.8 million in 2021. This increase was due to an increase in average full-time equivalent employees related to the higher revenues and recent acquisitions. The increase in expense as a percent of revenues before reimbursements is due to increased compensation, including incentive compensation, and higher compensation expense in our legal services service line, which increased at a higher rate than revenues. There was a benefit of $0.7 million in 2021 and $1.6 million in 2020 as a result of the CEWS.

There was an average of 3,579 FTEs in this segment in 2021, an increase from an average of 3,128 FTEs in the 2020 period. The increase in employees was due to 430 FTEs from recent acquisitions and the higher revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased in the Crawford TPA Solutions segment from $116.7 million in 2020 to $123.6 million in 2021, but decreased slightly as a percent of revenues before reimbursements from 31.5% in 2020 to 31.0% in the 2021 period. The increase in amount was due to higher revenues, recent acquisitions and the change in exchange rates. The slight decrease as a percent of revenues was due to increased revenues in the U.S.

CRAWFORD PLATFORM SOLUTIONS

Operating Earnings

Crawford Platform Solutions recorded operating earnings of $36.3 million in 2021, or 15.9% of revenues before reimbursements, compared with operating earnings of $27.7 million in 2020, or 16.0% of revenues before reimbursements. The increase in operating earnings in 2021 was due to an increase in weather-related cases in our Networks service line resulting from an increase in Hurricane Ida case activity and new client growth in 2021. There was a $0.2 million expense benefit in 2021 as a result of CEWS, and a benefit of $0.3 million in 2020.

Excluding indirect support costs, gross profit increased from $43.6 million, or 25.3% of revenues before reimbursements in 2020, to $57.5 million, or 25.1% of revenues before reimbursements in 2021, as a result of the Networks revenue increase in the U.S., a change in the mix of services provided in the U.K., and the absence of client start-up expenses that were present in 2020.

Operating results for our Crawford Platform Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2020
Year Ended December 31,	2021	2020	Variance	2021	Variance
Revenues	$228,481	$172,609	32.4%	$226,550	31.3%
Direct expenses	171,020	128,990	32.6%	169,724	31.6%
Gross profit	57,461	43,619	31.7%	56,826	30.3%
Indirect expenses	21,127	15,969	32.3%	20,786	30.2%
Total Crawford Platform Solutions Operating Earnings	$36,334	$27,650	31.4%	$36,040	30.3%
Gross profit margin	25.1%	25.3%	(0.2)%	25.1%	(0.2)%
Operating margin	15.9%	16.0%	(0.1)%	15.9%	(0.1)%

Revenues before Reimbursements

Crawford Platform Solutions segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S., U.K., Canada, Europe and Rest of World. Revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate, were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2020
Year Ended December 31,	2021	2020	Variance	2021	Variance
U.S.	$199,299	$149,030	33.7%	$199,299	33.7%
U.K.	9,644	6,698	44.0%	8,976	34.0%
Canada	11,963	10,937	9.4%	11,191	2.3%
Europe and Rest of World	7,575	5,944	27.4%	7,084	19.2%
Total Crawford Platform Solutions Revenues before Reimbursements	$228,481	$172,609	32.4%	$226,550	31.3%

Revenues before reimbursements from our Crawford Platform Solutions segment totaled $228.5 million in 2021, compared with $172.6 million in 2020. This increase was primarily due to an increase in Hurricane Ida case volumes in the U.S. and an increase in new client growth. Changes in foreign exchange rates resulted in an increase of our Crawford Platform Solutions segment revenues by approximately 1.1%, or $1.9 million for 2021. Excluding the change in foreign exchange rates, Crawford Platform Solutions segment revenues before reimbursements totaled $226.6 million. There was a $4.2 million increase, or 2.4%, in Crawford Platform Solutions revenues in 2021 as a result of acquisitions and dispositions.

There was an increase in segment unit volume, measured principally by cases received, of 18.9% in 2021 compared with 2020. 9.7% of this increase was due to an increase of 42,900 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 41,100, or 9.2% of the increase in Crawford Platform Solutions cases received. Revenues in our U.S. Crawford Platform Solutions segment include revenues from a new client and expanding services from an existing client where we provide staff augmentation for our clients, which resulted in $22.7 million of increased revenues in 2021, or a 13.2% increase in Crawford Platform Solutions revenue. The revenues from these clients do not typically result in cases received. Excluding the impact of the WeGoLook case increase, changes in product mix and in the rates charged for those services accounted for an 6.5% revenue increase for 2021 compared with 2020.

The increase in revenues in the U.S. for 2021 was due to an increase in weather-related case activity and an increase in new client growth. On a constant currency basis, there was a revenue increase in the U.K. in 2021 due to an increase in our Contractor Connection service line, driven by increased cases received and expanding new services. Revenues in Canada increased in 2021 due to an increase in new clients, partially offset by the negative impact of COVID-19. There was a revenue increase in Europe and Rest of World due to new client growth.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Platform Solutions were $3.3 million in 2021, increasing from $1.2 million in 2020. The increase in the 2021 period was consistent with the increase in revenues.

Case Volume Analysis

Crawford Platform Solutions unit volumes by geographic region, as measured by cases received, for 2021 and 2020 were as follows:

Year Ended December 31,	2021	2020	Variance
U.S.	430,730	365,468	17.9%
U.K.	12,882	10,309	25.0%
Canada	64,979	50,895	27.7%
Europe and Rest of World	20,094	17,979	11.8%
Total Crawford Platform Solutions Cases Received	528,685	444,651	18.9%

Overall case volumes were 18.9% higher in 2021 compared with 2020 due to increases in all regions. 9.7% of the increase was due to an increase of 42,900 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was an increase in segment unit volume of 41,100, or 9.2% in Crawford Platform Solutions cases received in 2021.

The increase in U.S. case volumes in 2021 was primarily due to an increase in Hurricane Ida case activity. A portion of the increase in revenues in the U.S. is the result of new client growth, however the revenues generated for these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The increase in cases in Canada is due to an increase in new clients in our Contractor Connection service line. The U.K. case volumes were higher in 2021 due to an increase in assignments to our Contractor Connection service line. Cases received in Rest of World were higher in 2021 due to new client growth.

As a result of the impact from the COVID-19 pandemic, cases received in future periods could be materially negatively impacted, unless offset by the impact of cases received from new client programs or weather-related activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Platform Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Crawford Platform Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, was 65.3% in 2021 and 63.0% in 2020. The amount of these expenses increased from $108.7 million in 2020 to $149.2 million in 2021. The increase in costs was due to the higher revenues in the current year and increased employees to support new client growth. The increase in the percentage of revenues before reimbursements in the current year was due to the change in product mix and higher compensation expense to support the new client growth. There was a benefit of $0.2 million in 2021 and a benefit of $0.3 million in 2020 as a result of the CEWS.

Average FTEs in this segment totaled 1,337 in 2021, compared to an average of 1,086 FTEs in 2020.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Platform Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements from $36.3 million, or 21.0% of revenues before reimbursements in 2020, to $42.9 million, or 18.8% of revenues before reimbursements in 2021. The increase in overall expenses was due to the increased revenues. The decrease in the expense as a percent of revenues before reimbursements in 2021 is due to the higher revenues and a decrease in administrative support costs.

YEAR ENDED DECEMBER 31, 2020 COMPARED WITH YEAR ENDED DECEMBER 31, 2019

CRAWFORD LOSS ADJUSTING SEGMENT

Operating Earnings

Our Crawford Loss Adjusting segment reported operating earnings of $41.1 million, or 9.4% of revenues before reimbursements in 2020, as compared with $30.1 million, or 6.6% of revenues before reimbursements in 2019. Operating earnings increased from 2019 to 2020 primarily due to an increase in weather-related cases and new client growth in the U.S. and a reduction in administrative support expenses, partially offset by the negative economic impact of COVID-19. There was a $5.2 million expense benefit in 2020 as a result of the CEWS.

Excluding centralized indirect support costs, gross profit increased from $116.8 million, or 25.5% of revenues before reimbursements in 2019, to $118.9 million, or 27.1% of revenues before reimbursements in 2020, due primarily to cost reduction initiatives in 2020.

Operating results for our Crawford Loss Adjusting segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
Revenues	$438,491	$457,484	(4.2)%	$443,000	(3.2)%
Direct expenses	319,637	340,657	(6.2)%	324,700	(4.7)%
Gross profit	118,854	116,827	1.7%	118,300	1.3%
Indirect expenses	77,750	86,702	(10.3)%	77,823	(10.2)%
Total Crawford Loss Adjusting Operating Earnings	$41,104	$30,125	36.4%	$40,477	34.4%

Gross profit margin	27.1%	25.5%	1.6%	26.7%	1.2%
Operating margin	9.4%	6.6%	2.8%	9.1%	2.5%
Revenues before Reimbursements

Crawford Loss Adjusting revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
U.S.	$128,342	$130,735	(1.8)%	$128,342	(1.8)%
U.K.	105,446	104,308	1.1%	105,341	1.0%
Canada	55,552	70,948	(21.7)%	56,126	(20.9)%
Australia	69,407	67,689	2.5%	71,655	5.9%
Europe	48,732	47,326	3.0%	49,108	3.8%
Rest of World	31,012	36,478	(15.0)%	32,428	(11.1)%
Total Crawford Loss Adjusting Revenues before Reimbursements	$438,491	$457,484	(4.2)%	$443,000	(3.2)%

Revenues before reimbursements from our Crawford Loss Adjusting segment totaled $438.5 million in 2020 compared with $457.5 million in 2019. This decrease was primarily due to the negative economic impacts of the COVID-19 pandemic. Changes in foreign exchange rates resulted in a decrease of our Crawford Loss Adjusting segment revenues by approximately 1.0%, or $4.5 million for 2020. Absent foreign exchange rate fluctuations, Crawford Claims Solutions segment revenues would have been $443.0 million for 2020. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, which decreased revenues 4.8% in 2020 compared with 2019. Changes in product mix and in the rates charged for those services accounted for a 1.6% revenue increase for 2020 compared with the 2019 period.

There was a decrease in revenues in the U.S. for 2020 due to the negative economic impact of COVID-19 pandemic, partially offset by an increase in in weather-related activity. Based on constant foreign exchange rates, there was a slight increase in revenues in the U.K. for 2020 compared with 2019 due to an increase in new clients and expanding new services. Revenues in Canada decreased in 2020 compared with the 2019 period due to the impact of COVID-19. There was a revenue increase in Australia due to an increase in weather-related case activity in 2020. The increase in revenues in Europe was also due to an increase in weather-related activity. The decrease in revenues in Rest of World for 2020 compared with 2019 was due to a reduction in weather-related case activity in Asia and Latin America.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Loss Adjusting segment, which are included in total Company revenues, were $24.9 million in 2020 compared to $28.9 million in 2019. The 2020 decrease was due to the decreased revenues and the 2020 disposal of LWI.

Case Volume Analysis

Crawford Loss Adjusting unit volumes by underlying case category, as measured by cases received, for 2020 and 2019 were as follows:

Year Ended December 31,	2020	2019	Variance
U.S.	146,180	152,000	(3.8)%
U.K.	58,069	54,946	5.7%
Canada	29,039	45,946	(36.8)%
Australia	46,670	39,577	17.9%
Europe	34,739	33,185	4.7%
Rest of World	23,240	29,198	(20.4)%
Total Crawford Loss Adjusting Cases Received	337,937	354,852	(4.8)%

Overall, there was a 4.8% decrease in cases received in the Crawford Loss Adjusting segment in 2020 compared to 2019. The decrease in U.S. case volumes was due to lower weather-related activity and a change in the mix of cases received in 2020. The U.K. case volumes were higher in the 2020 period due to a change in the mix of services provided. There was a reduction in cases in Canada in 2020 due to the negative impact of COVID-19. The increase in cases in Australia was due to an increase in weather-related case activity in 2020. There was an increase in cases received in Europe due to increased high-frequency, low-complexity property cases. The decrease in cases in Rest of World was due to a decline in high-frequency, low-complexity property cases in Asia and a reduction in weather-related case activity in Latin America.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. Crawford Loss Adjusting direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 61.5% for 2020 and 62.3% for 2019. The decrease was primarily due to improved staff utilization in 2020.

The dollar amount of these expenses decreased from $284.9 million in 2019 to $269.8 million in 2020. There was an average of 3,327 FTEs in 2020 compared with an average of 3,429 FTEs in 2019. The decrease in expenses and FTEs in 2020 was primarily due to the reduction in employees related to the lower revenues in the current period resulting from the pandemic. There was a $5.2 million expense benefit in 2020 as a result of the CEWS.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Loss Adjusting segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased from $142.5 million in 2019 to $127.6 million in 2020, and decreased as a percent of segment revenues from 31.1% in 2019 to 29.1% in 2020. The decrease in expenses was due to the decline in revenues and the change in foreign exchange rates. The decrease in expense as a percent of revenues was due to cost reduction initiatives that resulted in lower travel and entertainment expense and lower administrative support costs in the 2020 period.

CRAWFORD TPA SOLUTIONS

Operating Earnings

Our Crawford TPA Solutions segment reported operating earnings of $20.5 million, or 5.5% of revenues before reimbursements in 2020, as compared with $28.5 million, or 7.2% of revenues before reimbursements in 2019. The decrease in operating earnings for the 2020 period was due to lower revenues resulting from the negative economic impact of COVID-19 in the U.S. and Canada, partly offset by lower administrative costs. There was a $1.6 million benefit in 2020 as a result of the CEWS.

Excluding centralized indirect support costs, gross profit decreased from $89.3 million, or 22.5% of revenues before reimbursements in 2019, to $76.7 million, or 20.6% of revenues before reimbursements in 2020, due primarily to the revenue decline.

Operating results for our Crawford TPA Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
Revenues	$371,392	$397,626	(6.6)%	$372,622	(6.3)%
Direct expenses	294,727	308,350	(4.4)%	293,991	(4.7)%
Gross profit	76,665	89,276	(14.1)%	78,631	(11.9)%
Indirect expenses	56,158	60,770	(7.6)%	55,838	(8.1)%
Total Crawford TPA Solutions Operating Earnings	$20,507	$28,506	(28.1)%	$22,793	(20.0)%

Gross profit margin	20.6%	22.5%	(1.9)%	21.1%	(1.4)%
Operating margin	5.5%	7.2%	(1.7)%	6.1%	(1.1)%

Revenues before Reimbursements

Crawford TPA Solutions revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
U.S.	$293,448	$315,241	(6.9)%	$293,448	(6.9)%
U.K.	16,530	16,340	1.2%	16,473	0.8%
Canada	22,673	27,827	(18.5)%	22,922	(17.6)%
Europe and Rest of World	38,741	38,218	1.4%	39,779	4.1%
Total Crawford TPA Solutions Revenues before Reimbursements	$371,392	$397,626	(6.6)%	$372,622	(6.3)%

Revenues before reimbursements from our Crawford TPA Solutions totaled $371.4 million in 2020, compared with $397.6 million in 2019. Changes in foreign exchange rates decreased our Crawford TPA Solutions segment revenues by $1.2 million, or approximately 0.3%, for 2020. Absent foreign exchange rate fluctuations, Crawford TPA Solutions segment revenues would have been $372.6 million in 2020. Revenues were negatively impacted by a decrease in unit volumes, measured principally by cases received, of 5.3% in 2020 compared with 2019. Changes in product mix and in the rates charged for those services accounted for a 1.0% revenue decrease for 2020 compared with the 2019 period.

The decrease in revenues in the U.S. for 2020 was due to a decrease in case volumes as a result of COVID-19 economic conditions and a reduction in Medical Management utilization. Based on constant foreign exchange rates, there was a slight increase in revenues in the U.K. for 2020 due to a change in the mix of services provided. Revenues in Canada decreased due to a decrease in case volumes as a result of COVID-19 economic conditions. Revenues increased in Europe and Rest of World due to the 2020 fourth quarter acquisition in Chile, partially offset by a change in the mix of services provided in Europe.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford TPA Solutions segment which are included in total Company revenues decreased to $7.5 million in 2020 from $11.8 million in 2019. This was due the decrease in revenues in the 2020 period.

Case Volume Analysis

Crawford TPA Solutions unit volumes, as measured by cases received, by region for 2020 and 2019 were as follows:

Year Ended December 31,	2020	2019	Variance
U.S.	476,238	489,951	(2.8)%
U.K.	49,550	45,513	8.9%
Canada	60,451	73,385	(17.6)%
Europe and Rest of World	192,884	213,842	(9.8)%
Total Crawford TPA Solutions Cases Received	779,123	822,691	(5.3)%

Overall case volumes were 5.3% lower in 2020 compared with 2019 due to decrease in the U.S., Canada and Europe. The reduction in cases in the U.S. was primarily driven by COVID-19 economic conditions that affected Claims Management, Medical Management, and Accident & Health case volumes. There was an increase in the U.K. due to an increase in high-frequency, low-severity cases from new clients. Canada case volumes were negatively impacted by COVID-19. The decrease in cases in Europe and Rest of World was due to a decrease in high-frequency, low-complexity cases received in Europe.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford TPA Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Crawford TPA Solutions segment revenues before reimbursements, increased from 62.1% in 2019 to 63.1% in 2020. The U.S. dollar amount of these expenses decreased from $246.9 million in 2019 to $234.2 million in 2020. This reduction in the amount was due to the decline in revenues in 2020. The increase in expense as a percent of revenues before reimbursements is because the decrease in expense did not offset the decrease in revenues. There was a $1.6 million benefit in 2020 as a result of the CEWS.

There was an average of 3,128 FTEs in this segment in 2020, a decrease from an average of 3,156 FTEs in the 2019 period. The decrease in employees was due to cost reduction initiatives in light of the decrease in revenues.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased in the Crawford TPA Solutions segment from $122.2 million in 2019 to $116.7 million in 2020, but increased as a percent of revenues before reimbursements from 30.8% in 2019 to 31.5% in the 2020 period. The decrease in amount was due to lower revenues and expense controls implemented in 2020, but the increase as a percent of revenues was due to the lower revenues.

CRAWFORD PLATFORM SOLUTIONS

Operating Earnings

Crawford Platform Solutions recorded operating earnings of $27.7 million in 2020, or 16.0% of revenues before reimbursements, compared with operating earnings of $26.7 million in 2019, or 17.7% of revenues before reimbursements. The increase in operating earnings in 2020 was due to the increase in revenues in the U.S. There was a benefit of $0.3 million in 2020 as a result of the CEWS.

Excluding indirect support costs, gross profit increased from $41.9 million, or 27.8% of revenues before reimbursements in 2019, to $43.6 million, but decreased as a percent of revenues before reimbursements in 2020 to 25.3%, due primarily to start-up expenses to support new client growth in 2020.

Operating results for our Crawford Platform Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
Revenues	$172,609	$150,692	14.5%	$172,631	14.6%
Direct expenses	128,990	108,748	18.6%	128,246	17.9%
Gross profit	43,619	41,944	4.0%	44,385	5.8%
Indirect expenses	15,969	15,267	4.6%	16,458	7.8%
Total Crawford Platform Solutions Operating Earnings	$27,650	$26,677	3.6%	$27,927	4.7%

Gross profit margin	25.3%	27.8%	(2.5)%	25.7%	(2.1)%
Operating margin	16.0%	17.7%	(1.7)%	16.2%	(1.5)%

Revenues before Reimbursements

Crawford Platform Solutions segment revenues before reimbursements by major region, based on actual exchange rates, using a constant exchange rate, were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2019
Year Ended December 31,	2020	2019	Variance	2020	Variance
	(In thousands)
U.S.	$149,030	$123,251	20.9%	$149,030	20.9%
U.K.	6,697	5,665	18.2%	6,661	17.6%
Canada	10,938	15,664	(30.2)%	11,015	(29.7)%
Europe and Rest of World	5,944	6,112	(2.7)%	5,925	(3.1)%
Total Crawford Platform Solutions Revenues before Reimbursements	$172,609	$150,692	14.5%	$172,631	14.6%

Crawford Platform Solutions segment revenues before reimbursements increased 14.5% to $172.6 million in 2020 compared with $150.7 million in 2019. Changes in foreign exchange rates resulted in a slight decrease of our Crawford Platform Solutions segment revenues by approximately 0.1% for 2020.

Excluding the change in foreign exchange rates, Crawford Platform Solutions segment revenues before reimbursements increased by $21.9 million, or 14.6%, compared with 2019, primarily due to an increase in the U.S. due to to increased weather-related activity and new client growth. Revenues in our U.S. Crawford Platform Solutions segment include revenues from a new client and expanding services from an existing client where we provide staff augmentation for the client, which resulted in $20.9 million of increased revenues in 2020, or a 13.9% increase in Crawford Platform Solutions revenue. The revenues from this client does not typically result in cases received.

Overall case volumes were 5.3% higher for 2020 compared with 2019. Changes in product mix and in the rates charged for those services accounted for a 0.8% revenue increase for 2020 compared with 2019.

The increase in revenues in the U.S. in 2020, compared with 2019, was due to increased weather-related activity and new client growth. On a constant dollar basis, there was a revenue increase in the U.K. in the 2020 period due to an increase in our Contractor Connection service line. Revenues in Canada decreased in 2020 compared with 2019 due to the negative impact of COVID-19. There was a revenue decrease in Europe and Rest of World due to a reduction in high frequency, low severity cases in 2020.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Platform Solutions segment were $1.2 million in 2020, increasing from $1.1 million in 2019, due to the increase in revenues.

Case Volume Analysis

Crawford Platform Solutions unit volumes by geographic region, as measured by cases received, for 2020 and 2019 were as follows:

Year Ended December 31,	2020	2019	Variance
U.S.	365,462	338,245	8.0%
U.K.	10,309	9,371	10.0%
Canada	50,883	55,577	(8.4)%
Europe and Rest of World	17,979	19,040	(5.6)%
Total Crawford Platform Solutions Cases Received	444,633	422,233	5.3%

Overall, there was an 5.3% increase in cases received in 2020 compared with 2019. This increase was due to an increase of 23,000 high-frequency, low-severity cases received in our WeGoLook service line. Excluding these WeGoLook cases, there was a slight decrease in segment unit volume of 600, or 0.1% in Crawford Platform Solutions cases received in 2021.

The increase in U.S. case volumes in 2020 was due to an increase in weather-related cases and new client growth. A portion of the increase in revenues in the U.S. is the result of new client growth, however the revenues generated for these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The U.K. case volumes were higher in the 2020 period due to an increase in our Contractor Connection service line. The decrease in Canada was due to the negative impact of COVID-19 in that country. The decrease in Europe and Rest of World was due to a change in the mix of services provided in Europe and Asia.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Crawford Platform Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Crawford Platform Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, increased from 59.1% in 2019 to 63.0% in 2020. The amount of these expenses increased from $89.1 million in 2019 to $108.7 million in 2020. This increase was due to an increase in staff and compensation expense to support client growth. There was a benefit of $0.3 million in 2020 as a result of the CEWS. Average FTEs in this segment totaled 1,086 in 2020, compared to an average of 1,048 FTEs in 2019.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Crawford Platform Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $34.9 million in 2019 to $36.3 million in 2020, although decreased as a percent of segment revenues before reimbursements from 23.2% in 2019 to 21.0% in 2020. The increase in the amount was due to increased office expenses and technology investments related to new client growth, but the decrease in the percent of revenues before reimbursements was due to the increase in revenues.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, changes in tax law, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $13.3 million, $12.0 million, and $14.1 million for 2021, 2020, and 2019, respectively. Our effective tax rate for financial reporting purposes was 30.4%, 30.7%, and 59.7% for 2021, 2020, and 2019, respectively. The Company's effective income tax rate in 2021 was impacted by enacted foreign tax rate changes, change in valuation allowances for certain jurisdictions, and deferred taxes attributable to certain undistributed foreign earnings that are no longer permanently reinvested. The Company's effective income tax rate in 2020 was impacted by goodwill impairment, disposals and liquidations of businesses, and deferred taxes attributable to certain undistributed foreign earnings that are no longer permanently reinvested. The Company's effective income tax rate in 2019 was impacted by goodwill impairment, arbitration and claim settlements, and valuation allowances established on certain state net operating loss carryforwards and foreign tax credits. Based on our 2022 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2022 to be in the 29% to 31% range before considering any discrete items and assuming no material changes to tax law and policy in the material jurisdictions in which we operate.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Corporate interest expense totaled $7.0 million, $8.2 million, and $11.5 million for 2021, 2020, and 2019, respectively. Corporate interest income totaled $0.4 million, $0.3 million, and $0.7 million in 2021, 2020, and 2019, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Our level of interest expense is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods. The weighted average interest rates under our Credit Facility were 2.2%, 2.8%, and 4.0% for the years ending December 31, 2021, 2020, and 2019, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $1.1 million, $1.1 million and $1.9 million was recognized during 2021, 2020, and 2019, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan and our Omnibus Stock and Incentive Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $11.0 million, $11.7 million, and $11.3 million in 2021, 2020, and 2019, respectively. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

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

Unallocated corporate and shared costs and credits were $14.4 million, $17.4 million, and $7.7 million in 2021, 2020, and 2019, respectively. The decrease for 2021 was due to a $2.3 million decrease in self-insurance and related legal costs, $5.0 million in severance and other transition costs in 2020 that were not present in 2021, and a $2.7 million decrease in pension expense, partially offset by a $3.6 million lower credit from the CEWS, and a $3.4 million increase in other unallocated costs.

The increase in costs in 2020 compared with 2019 was due to a $4.4 million increase in self-insurance and related legal costs, severance and other transition costs totaling $5.0 million, a $3.6 million increase in incentive compensation, and a $3.5 million increase in professional fees and other unallocated expenses, partially offset by a $6.8 million credit from the CEWS.

Goodwill and Intangible Asset Impairments

We recognized a pretax non-cash goodwill impairment in 2020 totaling $17.7 million related to our former Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.8 million reduction in income tax expense and $1.7 million credit in noncontrolling interest expense. We also recognized a non-cash goodwill impairment in 2019 totaling $17.5 million related to our former Crawford Claims Solutions reporting unit, which was partially offset by a $2.2 million reduction in income tax expense and $2.2 million credit in noncontrolling interest expense. There was no goodwill impairment in 2021. See the "Critical Accounting Policies" in Item 7 and Note 4, "Goodwill and Intangible Assets" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about goodwill impairments.

Restructuring and Other Costs, Net

We recognized pretax restructuring and other costs totaling $8.1 million in 2020, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring and other costs are comprised of $9.4 million in severance expense and related payroll taxes, $2.5 million in asset impairment and lease termination costs, partially offset by a $1.1 million gain from fair value remeasurement of cost and equity method investments, a $1.2 million liquidation dividend from a cost method investment, and a $1.4 million gain from the sale of IP addresses. There were no restructuring costs in 2021 or 2019. See Note 16, "Restructuring and Other Costs, Net" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about the restructuring and other costs.

Gain on Disposition of Businesses, Net

During 2020, we recognized a pretax gain on disposal totaling $13.8 million related to the disposal of the LWI business in our former Crawford Claims Solution reporting unit, net of a loss on the disposal of Crawford Compliance. The gain on disposal is presented in the Consolidated Statements of Operations as a separate item "Gain on disposition of businesses, net". There was no gain on disposal of businesses in 2021 or 2019. See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements for further discussion about these transactions.

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

Liquidity, Capital Resources, and Financial Condition

We fund our working capital requirements, capital expenditures, share repurchases, and acquisitions from net cash provided by operating activities and borrowings under bank credit facilities.

On November 5, 2021, the Company and certain of its subsidiaries (Crawford & Company Risk Services Investments Limited (the "UK Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd, (the "Australian Borrower"), collectively known with the Company, as the "Borrowers") entered into a Credit Facility (the " Credit Facility"), which replaced our prior credit agreement, dated as of December 8, 2011, as subsequently amended.

The Credit Facility consists of a $450.0 million revolving credit facility, with a letter of credit subcommitment of $125.0 million. The Credit Facility contains sublimits of $250.0 million for borrowings by the UK Borrower, $125.0 million for borrowings by the Canadian Borrower, and $75.0 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 5, 2026.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or a Eurocurrency Rate or an alternative reference rate, in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may be at an alternative reference rate. The Credit Facility defines Benchmark Replacement to encompass accepted alternative reference rates when the London Interbank Offered Rate ("LIBOR") is no longer quoted. The Credit Facility defines alternative reference rates for non-U.S. Dollar currencies as Alternative Currency Term Rates or Alternative Currency Daily Rates. The interest margin for Eurocurrency Rate or alternative reference rate loans ranges from 1.00% to 1.625% and for Base Rate loans ranges from 0.00% to 0.625%. Base Rate is defined as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (c) the Eurocurrency rate plus 1.00%, subject to interest rate floors, with a minimum rate of zero. The weighted average interest rates under our Credit Facility were 2.2%, 2.8%, and 4.0% for the years ending December 31, 2021, 2020, and 2019, respectively.

At December 31, 2021, a total of $175.0 million of short-term and long-term debt was outstanding, and there was an undrawn amount of $11.3 million under the letters of credit subcommitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subcommitment, the available borrowing capacity under the Credit Facility totaled $260.2 million at December 31, 2021.

The obligations of the Borrowers under the Credit Facility are guaranteed by each existing material domestic subsidiary of the Company, certain other domestic subsidiaries of the Company and certain existing material foreign subsidiaries of the Company that are disregarded entities for U.S. income tax purposes (each such foreign subsidiary, a "Disregarded Foreign Subsidiary"), and such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Subsidiary (each, a "Guarantor"), and the obligations of the Borrowers other than the Company ("Foreign Borrowers") for which the Company is not the primary obligor are also guaranteed by the Company. In addition, (i) the Borrowers’ obligations under the Credit Facility are secured by a first priority lien (subject to liens permitted by the Credit Facility) on substantially all of the personal property of the Company and the Guarantors as set forth in the Security and Pledge Agreement and (ii) the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

The representations, covenants and events of default in the Credit Facility are customary for financing transactions of this nature, including required compliance with a minimum fixed charge coverage ratio and a maximum interest coverage ratio (each as defined below).

We have two principal financial covenants in our Credit Facility. The consolidated leverage ratio, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash to (ii) consolidated EBITDA, must not be greater 4.50 to 1.00 at the end of each fiscal quarter. Also, the consolidated interest coverage ratio, defined as the ratio of (a) consolidated EBITDA to (b) consolidated interest expense, must not be less than 2.50 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

At December 31, 2021, the Company was in compliance with the financial covenants under the Credit Facility. Our leverage ratio was 1.66 and 1.11 as of December 31, 2021 and December 31, 2020, respectively, and our interest coverage ratio was 15.01 as of December 31, 2021. Interest coverage ratio was not a financial covenant under our previous credit facility in place at December 31, 2020. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary documents.

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

The operations of each of our reporting segments expose us to a number of risks, including foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies, as well as the risk of changes in tax rates or tariffs on earnings or services provided outside the U.S. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Decreases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business positively impacted our revenues and operating earnings in 2021, but a stronger U.S. dollar negatively impacted revenues and operating earnings in 2020 and 2019. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings.

At December 31, 2021, our working capital balance (current assets less current liabilities) was approximately $42.1 million, compared with $59.2 million at December 31, 2020. The decrease in working capital was primarily due to a deferred payment on our recent Praxis acquisition, an increase in short term borrowings, and increased accrued incentive compensation, offset by increases in cash, accounts receivable, and unbilled revenues. Cash and cash equivalents at the end of 2021 totaled $53.2 million, compared with $44.7 million at the end of 2020.

Cash and cash equivalents, excluding restricted cash, as of December 31, 2021 consisted of $19.0 million held in the U.S. and $34.2 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. During 2021 and 2020, the Company changed its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, and fund capital improvements and future acquisitions.

However, if at a future date or time funds that remain permanently reinvested are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition. We have estimated that we have book over tax basis differences of approximately $90.3 million. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Cash Provided by Operating Activities

Cash provided by operating activities totaled $54.3 million in 2021 compared to $93.2 million in 2020. The $38.9 million decrease in cash provided by operating activities was primarily due to an increase in the change in billed and unbilled accounts receivable of $16.8 million, $12.7 million higher income tax payments, $19.5 million payroll tax payments previously deferred under the CARES Act, and higher CEWS in the prior year. In 2020, we deferred payroll tax filings of $13.0 million as allowed by the CARES Act, and in 2021 we paid $6.5 million of that deferred total. We have received a cash inflow of $7.9 million related to the CEWS in 2021, compared to $11.8 million in 2020. Interest payments were $5.6 million in 2021, and tax payments, net of refunds, were $24.9 million in 2021.

Cash provided by operating activities increased by $18.0 million in 2020, from $75.2 million in 2019 to $93.2 million in 2020. This increase in cash provided by operating activities was primarily due to deferred payroll tax filings in the U.S. and the CEWS in 2020, compared with the same period of 2019. We have deferred payroll tax filings of $13.0 million as allowed by the CARES Act, which will be paid in 2021 and 2022. We received a cash inflow of $11.8 million related to the CEWS in the 2020 period. Interest payments on our debt were $7.2 million in 2020, and tax payments, net of refunds, were $12.2 million in 2020.

Cash Used in Investing Activities

Cash used in investing activities, primarily for acquisitions, capital expenditures and capitalized software, increased by $43.8 million in 2020, from $27.0 million in 2020 to $70.8 million in 2021. In 2021, we acquired HBA Group for $3.8 million, edjuster for $19.0 million, Praxis for $22.2 million and BosBoon for $2.1 million, each amount net of cash acquired. In 2020, we made an acquisition in Chile for $10.0 million and also sold LWI for $20.3 million in proceeds. These transactions are discussed in Note 3, "Business Acquisitions and Dispositions" included in Item 8 of this Annual Report on Form 10-K. These increases in cash used for 2021 were partially offset by the settlement of certain company-owned life insurance policies of $6.5 million and a $6.4 million decrease in capital expenditures. In 2021, cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $31.0 million compared with $37.4 million in 2020. We forecast that our property and equipment additions in 2022, including capitalized software, will approximate $30 to $35 million.

Cash used in investing activities, primarily for acquisitions of property and equipment and capitalized software, increased by $3.6 million in 2020, from $23.4 million in 2019 to $27.0 million in 2020. The increase in cash used for 2020 was due to an increase in capital expenditures in 2020 to support initiatives in our operating segments and $10.0 million for the Chile acquisition, partially offset by proceeds of $20.3 million from the sale of LWI. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $37.4 million in 2020 compared with $21.1 million in 2019.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $24.7 million in 2021, compared with cash used of $74.4 million in 2020. In 2021, we borrowed $113.3 million in short-term borrowings for capital expenditures, share repurchases, and acquisitions and we repaid a total of $52.3 million. The increase in net borrowings in 2021 was primarily due to our increased acquisition activity. We used cash to pay cash dividends totaling $12.7 million in 2021, we repurchased shares of $19.1 million, we incurred $2.3 million in capitalized costs related to our Credit Facility, and we received shares of CRD-A stock that were surrendered by employees to settle $1.4 million of withholding taxes owed on the issuance of restricted and performance shares.

Cash used in financing activities was $74.4 million in 2020, compared with $53.4 million used in 2019. In 2020, we borrowed $108.1 million in short-term borrowings for working capital needs and we repaid a total of $169.7 million. The decrease in borrowings in 2020 was primarily due to proceeds from the LWI disposition and the increase in operating cash flow used to repay borrowings. We used cash to pay cash dividends totaling $9.6 million in 2020, we repurchased shares of $2.7 million, and we received shares of CRD-A stock that were surrendered by employees to settle $0.5 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. However, certain events, such as the COVID-19 pandemic, could impact the level and timing of our short-term debt obligations in the future. Our maximum month-end short-term debt obligations were $16.5 million and $39.9 million in 2021 and 2020, respectively. Our average month-end short-term debt obligations were $7.8 million and $28.0 million in 2021 and 2020, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $10.7 million and $1.8 million at December 31, 2021 and 2020, respectively. The balance in short-term borrowings at December 31, 2021 primarily represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

Our liquidity is defined as cash on hand and borrowing capacity based on our trailing twelve month EBITDA, as defined under our Credit Facility. Excluding restricted cash, at December 31, 2021, we had $53.2 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $260.2 million, resulting in total liquidity of $313.5 million at December 31, 2021. In response to the COVID-19 pandemic, during 2020 we took a number of steps to enhance our liquidity including temporarily reducing our planned capital expenditures, pausing our discretionary U.S. defined benefit pension plan contributions until later in the year, suspending share repurchases under our 10b5-1 repurchase plan, and adjusting our employment levels through furloughs and reductions in force. None of these actions were taken in 2021. We have not applied for governmental loans to support the Company’s operations but took advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits during 2020. In addition, there are numerous international legislative responses that we have evaluated, such as the Canadian Emergency Wage Subsidy program where we have received a benefit during 2020 and 2021, among other enactments.

Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2022. Our compliance with the consolidated total leverage ratio and consolidated interest coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2022 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

Our compliance with the consolidated total leverage ratio covenant is also sensitive to changes in our level of consolidated total funded debt, as defined in our Credit Facility. In addition to short- and long-term borrowings, capital leases, and bank overdrafts, among other things, consolidated total funded debt includes letters of credit, the need for which can fluctuate based on our business requirements. An increase in borrowings under our Credit Facility could negatively impact our leverage ratio, unless those increased borrowings are offset by a corresponding increase in our EBITDA. In addition, a reduction in EBITDA in the future could limit our ability to utilize available credit under the Credit Facility, which could negatively impact our ability to fund our current operations or make needed capital investments.

Our compliance with the consolidated interest ratio covenant, which measures our ability to pay interest expense is also sensitive to the level of debt outstanding and interest rates. A decrease in EBITDA could negatively impact our interest coverage ratio, as could increases in our interest expense. If we do not manage those items carefully, we could be in default under the Credit Facility, which would negatively impact our ability to fund our current operations or make needed capital investments.

We believe our current financial resources, together with funds generated from operations and existing and potential borrowing capabilities, will be sufficient to maintain our current operations for the next 12 months.

Material Cash Commitments

As of December 31, 2021, the impact that our material cash commitments, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease commitments (Note 6)	$29,944	$40,788	$27,137	$35,427	$133,296
Long-term debt, including current portions (Note 5) (1)	10,616	—	163,978	—	174,594
Finance lease and other obligations (Note 5) (1)	88	312	25	—	425
Deferred cash payments related to acquisitions (Note 3)	21,168	—	—	—	21,168
Total, before interest payments	61,816	41,100	191,140	35,427	329,483
Estimated interest payments under Credit Facility	6,790	15,723	14,953	—	37,466
Total material cash commitments	$68,606	$56,823	$206,093	$35,427	$366,949
(1)
Assumes principal amounts are repaid at maturity and not refinanced.

Borrowings under our Credit Facility bear interest at a variable rate, based on a Eurocurrency Rate, an alternative reference rate or a Base Rate, in either case plus an applicable margin. The Credit Facility defines Benchmark Replacement to encompass accepted alternative reference rates when the LIBOR rate is no longer quoted. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2021, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2021, we had approximately $3.8 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We do not expect material reductions to unrecognized income tax benefits within the next 12 months.

Gross deferred income tax liabilities as of December 31, 2021 were approximately $62.3 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "other international plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan and other international plans totaled $17.9 million and $53.9 million at the end of 2021 and 2020, respectively. The 2021 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from actuarial gains in the year. In 2021, we made contributions of $9.0 million to our U.S Qualified Plan and $0.7 million to our U.K. Plans. In 2020, we made contributions of $9.0 million to our U.S. Qualified Plan and $0.5 million to our U.K. Plans. The U.K. Plans were in a funded status totaling $30.3 million and $36.8 million at the end of 2021 and 2020, respectively, with the fair value of plan assets exceeding the projected benefit obligation. There was a $6.5 million decrease during 2021 in the net prepaid pension balances of the U.K. defined benefit plans.

Our frozen U.S. Qualified Plan was underfunded by $15.2 million at December 31, 2021 based on an accumulated benefit obligation of $403.3 million. Crawford does not expect to make any discretionary contributions to the U.S. Qualified Plan for 2022.

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

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2021, the issued, but undrawn, letters of credit totaled approximately $11.3 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$11,277	$—	$—	$—	$11,277

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our Consolidated Balance Sheet as of December 31, 2021, compared with our Consolidated Balance Sheet as of December 31, 2020, were as follows:

•
Accounts receivable increased by $5.5 million, excluding the impacts of business acquisitions and dispositions, as well as the impacts from foreign currency exchange, in 2021 compared with 2020. The increase was primarily due to increased receivables within Crawford Loss Adjusting and Platform Solutions in the U.S as a result of Hurricane Ida activity, as well as increases in the U.K. and Australia.
•
Unbilled revenues increased $10.0 million, excluding the impacts of business acquisitions and dispositions, as well as the impacts from foreign currency exchange. The increase was primarily due to an increase in Crawford Loss Adjusting and Platform Solutions related to the increase in weather-related activity in the U.S. and an increase in the U.K.
•
Accounts Payable and Accrued Liabilities increased $13.5 million, excluding the impacts of business acquisitions and dispositions, as well as the impacts from foreign currency exchange. The increase was primarily due to $12.1 million higher accrued employee compensation and incentive compensation, and an increase due to the timing of accounts payable payments, offset by a payment of $6.5 million on a deferred payroll tax filing in the U.S. as allowed by the CARES Act.

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

As of December 31, 2021, deferred revenues related to lifetime claim handling arrangements approximated $38.0 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.3% to an increase of 2.2%, and has averaged a decrease of 0.1%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $1.3 million, $1.3 million, and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. If our average claim closing rates for lifetime claims increased by 1.0%, we would have recognized additional revenues of approximately $1.3 million, $1.2 million, and $1.3 million in 2021, 2020 and 2019, respectively.

We often sell multiple types of claims processing and different levels of processing depending on the complexity of the claims within a contract. We also typically provide a menu of offerings from which the customer chooses to purchase or not at their discretion. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is consistent for each service irrespective of the other service(s) or quantities requested by the customer. For example, if we provide claims processing for auto and general liability, those services are priced and delivered independently.

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

As of December 31, 2021 and 2020, our allowance for expected credit losses totaled $8.8 million and $9.5 million, or approximately 6.1% and 7.1% of gross billed receivables at December 31, 2021 and 2020, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for expected credit losses changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.4 million, $1.3 million, and $1.4 million in 2021, 2020, and 2019, respectively.

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

During 2021, the Company performed its goodwill impairment testing. The estimated fair value of each reporting unit tested exceeds their carrying value by a significant margin. The Company intends to continue to monitor the performance of its reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units in 2021 range between 12.5% and 15.0%, reflecting our assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

During the first quarter of 2020, the Company identified a goodwill impairment indicator in its former Crawford Claims Solutions reporting unit as a result of lower operating results and the overall decline in market conditions as a result of the COVID-19 pandemic. As a result, the Company recognized a goodwill impairment of $17.7 million, reducing the goodwill carrying value of the former Crawford Claims Solutions to $0 as of March 31, 2020.

The indefinite-lived intangible assets consisting of the Crawford TPA Solutions and SLS trade names, with carrying values of $29.1 million and $1.8 million, respectively, are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. SLS operates in the Crawford Loss Adjusting International segment within the U.K. Based on our 2021 analysis, we do not believe these trade names are impaired. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

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

The principal assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2021, the discount rate used to compute the benefit obligations of the U.S. and U.K. defined benefit pension plans were 2.76% and 1.82%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. As a result of the transition to a liability-driven investment strategy described previously, the expected long-term rates of return on plan assets assumption used to determine 2022 net periodic pension cost are estimated to be 4.80% and 2.40% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2021, we revised the mortality assumptions for the U.S. plans to incorporate the new mortality tables issued by the Society of Actuaries, adjusted to reflect Company-specific experience and future expectations. This resulted in a $1.2 million decrease in the projected benefit obligation for the U.S. plans.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2021, we recorded an increase to equity through other comprehensive income ("OCI") of $1.6 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial gains during 2021. At December 31, 2020, we recorded a decrease to equity through OCI of $5.0 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2020. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $251.6 million through December 31, 2021, compared with $264.2 million through December 31, 2020. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense includes $10.2 million of amortization of these actuarial losses in 2022 versus $10.4 million in 2021 and $10.8 million in 2020.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.50%, representing either an increase or decrease in expected returns, the impact to 2021 consolidated pretax income would have been approximately $3.5 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, holding all other assumptions constant, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $20.1 million, and the impact to 2021 consolidated pretax income would have been approximately $0.3 million. Net periodic pension expense is also sensitive to mortality assumptions. If the life expectancy of pension plan participants in our U.S. Qualified Plan was to increase by one year compared to current assumptions, our pension obligations would have changed by $14.7 million and our annual pension cost would have changed by $0.7 million, respectively.

We estimate the service and interest components of net periodic benefit cost for U.S. and international pension and other postretirement benefits. This approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine interest costs were 2.18% for the Company’s U.S. plan and 1.68% for the U.K. plans.

Income Taxes

We account for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to accrued compensation and pensions, depreciation and amortization.

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2021, 2020, and 2019 was 30.4%, 30.7%, and 59.7%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Our effective tax rate for financial reporting purposes is expected to range between 29% and 31% in 2022 before considering any unknown discrete items and assuming no changes in tax law or policy in the material jurisdictions in which we operate.

It is possible that future changes in the tax laws of jurisdictions in which we operate, including but not limited to changes in tax law or policy, could have a significant impact on U.S.-based multinational companies such as our Company. At this time, we cannot predict the likelihood or details of any such changes or their specific potential impact on our Company.

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

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $13.4 million valuation allowance on certain net operating loss and tax credit carryforwards in our international and domestic operations. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to the Company. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

Our tax credit carryforwards primarily consist of $1.5 million of U.S. foreign tax credit ("FTC") carryforwards, of which $0.9 million expire in 2022. Companies that cannot credit all the foreign taxes paid or deemed paid in a particular tax year because their foreign taxes exceed their FTC limitation are allowed to carry their excess taxes back to the preceding tax year and then forward to the ten succeeding years. Utilization of our FTCs is dependent upon sufficient U.S. regular taxable income and foreign source income in the relevant foreign tax credit basket, which is impacted by the interaction of overall domestic and overall foreign loss rules. Based on our projections of income through 2022, we expect to fully utilize all but $0.8 million of the FTC carryforwards before expiration, for which a valuation allowance is recorded, after consideration of the four sources of taxable income.

The NOL carryforwards for which a valuation allowance is not recorded primarily consists of $16.1 million of U.K. NOL carryforwards and $4.3 million of state NOL carryforwards generated by our domestic companies. In the U.K., NOL carryforwards have an unlimited life. Based on our evaluation of sources of taxable income, we expect to utilize all but $1.0 million of the U.K. NOL carryforwards. For the remaining $15.1 million, we concluded that it was more likely than not that we should be able to utilize our U.K. NOL carryforwards.

In order to fully utilize these state NOL carryforwards, our domestic operations must generate taxable income prior to the expiration of the carryforwards. After consideration of the four sources of taxable income, we concluded that it was more likely than not that the Company should be able to utilize its state NOL carryforwards in the majority of jurisdictions before expiration. However, there were certain filing groups and jurisdictions that the Company does not expect to fully utilize its state NOL carryforwards before expiration. For those jurisdictions, we concluded that it was not more likely than not that the Company should be able to utilize its state NOL carryforwards and a valuation allowance was recorded. The valuation allowance against state NOL carryforwards was $0.4 million and $2.2 million for the periods ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, our estimated liabilities for self-insured risks totaled $26.2 million and $25.0 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 1.2% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2021. If the average discount rate was decreased or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2021 would have been impacted by approximately $0.6 million, resulting in an equivalent increase or decrease to 2021 consolidated pretax income.

Business Combinations

The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date. Goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. We estimate the fair values of identifiable intangible assets, including customer relationships, tradenames, and developed technology, on valuations that require management to make significant judgments, estimates, and assumptions, such as the expected future cash flows to be derived from the intangible assets based on projected revenues, EBITDA, customer attribution rates, and royalty rates. Additionally, we make assumptions related to discount rates that reflect the risk factors associated with future cash flows, and estimates of useful lives.

We measure and recognize contingent consideration at fair value as of the acquisition date based on a Monte Carlo simulation model. These fair value measurements require the use of significant judgments, estimates, and assumptions, including projected financial results such as projected revenues and EBITDA, discount rates, and volatility during the contingent consideration earnout period. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest financial projections and input from management, with any change in the fair value estimate recorded in earnings in that period. Increases or decreases in the fair value of contingent consideration liabilities resulting from changes in the estimates or assumptions could materially impact the financial statements. See Note 3 “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements for additional information on our acquisitions and Note 12 “Fair Value Measurements” of our accompanying consolidated financial statements for additional information on our contingent consideration liabilities.

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

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in each of our operating segments were 40.2%, 41.9%, and 43.4% of consolidated revenues before reimbursements for 2021, 2020, and 2019, respectively. We do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries. The following table illustrates revenue as a percentage of total revenue for the major currencies of the geographic areas in which Crawford does business:

Year Ended December 31,		2021		2020
(in thousands, except percentages)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$658,785	59.8%	$570,820	58.1%
U.K.	GBP	134,663	12.2%	128,674	13.1%
Canada	CAD	84,945	7.7%	89,162	9.1%
Australia	AUD	105,633	9.6%	80,589	8.2%
Europe	EUR	54,136	4.9%	54,122	5.5%
Rest of World		63,870	5.8%	59,125	6.0%
Total Revenues, before reimbursements		$1,102,032		$982,492

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2021 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2021 by approximately $0.4 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, based on Eurocurrency Rate, and alternative reference rate or a Base Rate (as defined), at our option. The Credit Facility defines Eurocurrency Rate to encompass accepted alternative reference rates for certain currencies where a LIBOR rate is no longer quoted. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2021 and December 31, 2020, if market interest rates had increased or decreased an average of 100 basis points our pretax interest expense would have changed by $1.8 million and $1.1 million in 2021 and 2020, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations, holding all other assumptions constant, of our U.S. and U.K. defined benefit pension plans would have changed by approximately $20.1 million at December 31, 2021. The impact of this change to December 31, 2021 consolidated pretax income would have been approximately $0.3 million.

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

Inflation Risk

An increase in inflation could affect our business in several ways. Inflation increases expenses for labor and other operating costs, potentially putting pressure on our profitability if such costs cannot be passed through to our customers. Inflation could also lead to increased costs for losses and loss adjustment expenses in our Crawford Loss Adjusting and Platform Solution segments. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and may force governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity or inhibit our revenue growth opportunities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

Year Ended December 31,	2021	2020	2019
Revenues from Services:
Revenues before reimbursements	$1,102,032	$982,492	$1,005,802
Reimbursements	37,199	33,703	41,825
Total Revenues	1,139,231	1,016,195	1,047,627
Costs and Expenses:
Costs of services provided, before reimbursements	810,231	703,617	710,948
Reimbursements	37,199	33,703	41,825
Total costs of services	847,430	737,320	752,773
Selling, general, and administrative expenses	244,850	218,952	227,170
Corporate interest expense, net of interest income of $424, $264 and $745, respectively	6,559	7,923	10,774
Goodwill impairment	—	17,674	17,484
Arbitration and claim settlements	—	—	12,552
Restructuring and other costs, net	—	8,133	—
Gain on disposition of businesses, net	—	(13,763)	—
Total Costs and Expenses	1,098,839	976,239	1,020,753
Other Income (Loss)	3,472	(868)	(3,237)
Income Before Income Taxes	43,864	39,088	23,637
Provision for Income Taxes	13,316	12,013	14,111
Net Income	30,548	27,075	9,526
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	144	1,221	2,959
Net Income Attributable to Shareholders of Crawford & Company	$30,692	$28,296	$12,485
Earnings Per Share - Basic:
Class A Common Stock	$0.58	$0.54	$0.27
Class B Common Stock	$0.58	$0.52	$0.19
Earnings Per Share - Diluted:
Class A Common Stock	$0.57	$0.54	$0.26
Class B Common Stock	$0.57	$0.52	$0.19
Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,760	30,605	30,637
Class B Common Stock	22,237	22,527	22,975
Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,743	30,857	31,090
Class B Common Stock	22,237	22,527	22,975
Cash Dividends Per Share:
Class A Common Stock	$0.24	$0.19	$0.28
Class B Common Stock	$0.24	$0.17	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

Year Ended December 31,	2021	2020	2019
Net Income	$30,548	$27,075	$9,526
Other Comprehensive Income:
Net foreign currency translation gain (loss), net of tax benefit of $0, $0 and $0, respectively	9,024	4,281	(180)
Amounts reclassified into net income for defined benefit pension plans, net of tax provision of $2,691, $2,693, and $2,682, respectively	7,765	7,959	8,002
Net unrealized gain (loss) on defined benefit plans arising during the year, net of tax (provision) benefit of ($541), $1,655, and ($649), respectively	1,618	(4,966)	1,036
Other Comprehensive Income	18,407	7,274	8,858
Comprehensive Income	48,955	34,349	18,384
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	152	1,535	3,641
Comprehensive Income Attributable to Shareholders of Crawford & Company	$49,107	$35,884	$22,025

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

December 31,	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$53,228	$44,656
Accounts receivable, less allowance for expected credit losses of $8,768 and $9,464, respectively	134,458	123,060
Unbilled revenues, at estimated billable amounts	118,722	103,528
Income taxes receivable	4,936	1,269
Prepaid expenses and other current assets	34,576	29,490
Total Current Assets	345,920	302,003
Net Property and Equipment	33,721	36,402
Other Assets:
Operating lease right-of-use asset, net	99,369	109,315
Goodwill	116,526	66,537
Intangible assets arising from business acquisitions, net	97,571	71,176
Capitalized software costs, net	75,802	71,021
Deferred income tax assets	21,266	25,595
Other noncurrent assets	62,464	70,935
Total Other Assets	472,998	414,579
TOTAL ASSETS	$852,639	$752,984

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

December 31,	2021	2020
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$10,704	$1,837
Accounts payable	48,470	41,544
Accrued compensation and related costs	96,018	81,848
Self-insured risks	13,222	11,390
Income taxes payable	1,200	5,822
Operating lease liability	25,238	32,745
Other accrued liabilities	76,884	40,375
Deferred revenues	32,119	27,233
Total Current Liabilities	303,855	242,794
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	164,315	111,758
Deferred revenues	23,786	24,136
Accrued pension liabilities	17,892	53,886
Operating lease liability	88,408	93,228
Other noncurrent liabilities	42,986	40,254
Total Noncurrent Liabilities	337,387	323,262
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 30,996 and 30,847 shares issued and outstanding, respectively	30,996	30,847
Class B common stock, $1.00 par value, 50,000 shares authorized; 20,812 and 22,510 shares issued and outstanding, respectively	20,812	22,510
Additional paid-in capital	74,229	67,193
Retained earnings	266,369	265,245
Accumulated other comprehensive loss	(180,441)	(198,856)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	211,965	186,939
Noncontrolling interests	(568)	(11)
Total Shareholders' Investment	211,397	186,928
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$852,639	$752,984

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year Ended December 31,	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$30,548	$27,075	$9,526
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	40,176	40,111	40,513
Goodwill impairment	—	17,674	17,484
Deferred income taxes	(2,992)	(9,005)	3,040
Gain on disposition of businesses, net	—	(13,763)	—
Stock-based compensation costs	7,585	4,384	4,109
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(5,475)	5,063	5,922
Unbilled revenues, net	(9,979)	(3,762)	5,302
Accrued or prepaid income taxes	(7,232)	9,311	(5,985)
Accounts payable and accrued liabilities	13,470	31,775	(6,946)
Deferred revenues	3,562	(1,074)	(281)
Accrued retirement costs	(15,478)	(10,790)	3,387
Prepaid expenses and other operating activities	136	(3,821)	(855)
Net cash provided by operating activities	54,321	93,178	75,216
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(9,225)	(14,226)	(8,688)
Capitalization of computer software costs	(21,729)	(23,154)	(12,436)
Cash proceeds from disposition of business line	—	19,968	—
Payments for business acquisitions, net of cash acquired	(46,398)	(9,983)	(2,296)
Proceeds from settlement of life insurance policies	6,526	—	—
Other investing activities	—	358	—
Net cash used in investing activities	(70,826)	(27,037)	(23,420)
Cash Flows from Financing Activities:
Cash dividends paid	(12,663)	(9,645)	(13,171)
Payments related to shares received for withholding taxes under stock-based compensation plans	(1,411)	(476)	(827)
Proceeds from shares purchased under employee stock-based compensation plans	1,648	811	2,104
Repurchases of common stock	(19,134)	(2,666)	(26,210)
Payments of contingent consideration on acquisitions	(1,544)	—	—
Payments for equity investments	(106)	(602)	—
Increases in short-term and revolving credit facility borrowings	113,312	108,142	66,197
Payments on short-term and revolving credit facility borrowings	(52,306)	(169,675)	(80,948)
Payments on finance lease obligations	(432)	(62)	(93)
Capitalized loan costs	(2,302)	—	—
Dividends paid to noncontrolling interests	(405)	(196)	(458)
Net cash provided by (used in) financing activities	24,657	(74,369)	(53,406)
Effects of exchange rate changes on cash and cash equivalents	881	1,082	293
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	9,033	(7,146)	(1,317)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	44,656	51,802	53,119
Cash, Cash Equivalents, and Restricted Cash at End of Year	$53,689	$44,656	$51,802

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(In thousands)

	Common Stock					Shareholders'
	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Investment Attributable to Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at December 31, 2018	$30,927	$24,408	$58,793	$273,607	$(216,447)	$171,288	$4,158	$175,446
Net income (1)	—	—	—	12,485	—	12,485	232	12,717
Other comprehensive loss	—	—	—	—	9,540	9,540	(682)	8,858
Cash dividends paid (Class A - $0.28 per share, Class B - $0.20 per share)	—	—	—	(13,171)	—	(13,171)	—	(13,171)
Stock-based compensation	—	—	4,109	—	—	4,109	—	4,109
Repurchases of common stock	(1,103)	(1,737)	—	(23,370)	—	(26,210)	—	(26,210)
Shares issued in connection with stock-based compensation plans, net	786	—	490	—	—	1,276	—	1,276
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(458)	(458)
Balance at December 31, 2019	30,610	22,671	63,392	249,551	(206,907)	159,317	3,250	162,567
Net income (1)	—	—	—	28,296	—	28,296	1,037	29,333
Other comprehensive income (loss)	—	—	—	—	7,588	7,588	(314)	7,274
Cash dividends paid (Class A - $0.19 per share, Class B - $0.17 per share)	—	—	—	(9,645)	—	(9,645)	—	(9,645)
Stock-based compensation	—	—	4,384	—	—	4,384	—	4,384
Repurchases of common stock	(155)	(161)	—	(2,350)	—	(2,666)	—	(2,666)
Shares issued in connection with stock-based compensation plans, net	392	—	(57)	—	—	335	—	335
Decrease in value of noncontrolling interest due to acquisition	—	—	(526)	—	576	50	(151)	(101)
Increase in value of noncontrolling interest due to disposition	—	—	—	—	(113)	(113)	(3,637)	(3,750)
Adoption of Topic 326	—	—	—	(607)	—	(607)	—	(607)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Balance at December 31, 2020	30,847	22,510	67,193	265,245	(198,856)	186,939	(11)	186,928
Net income	—	—	—	30,692	—	30,692	(144)	30,548
Other comprehensive income (loss)	—	—	—	—	18,415	18,415	(8)	18,407
Cash dividends paid (Class A - $0.24 per share, Class B - $0.24 per share)	—	—	—	(12,663)	—	(12,663)	—	(12,663)
Stock-based compensation	—	—	7,585	—	—	7,585	—	7,585
Repurchases of common stock	(531)	(1,698)	—	(16,905)	—	(19,134)	—	(19,134)
Shares issued in connection with stock-based compensation plans, net	680	—	(443)	—	—	237	—	237
Decrease in value of noncontrolling interest due to acquisition	—	—	(106)	—	—	(106)	—	(106)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(405)	(405)
Balance at December 31, 2021	$30,996	$20,812	$74,229	$266,369	$(180,441)	$211,965	$(568)	$211,397

The accompanying notes are an integral part of these consolidated financial statements.

(1) The total net income presented in the consolidated statement of shareholders' investment for the years ended December 31, 2019 and December 31, 2020 excludes $3,191 and $2,258 respectively, in net loss attributable to the redeemable noncontrolling interests.

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

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2021, 2020, and 2019 consolidated financial statements include the financial position of such operations as of October 31, 2021 and 2020, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2021, 2020, and 2019, respectively.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2021 and 2020, the liabilities of this deferred compensation plan were $7,060,000 and $7,961,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $9,925,000 and $16,323,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company has not applied for governmental loans from the CARES Act or any other governmental programs to support the Company’s U.S. operations. The Company took advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits during 2020. The Company deferred payroll tax filings of $13,000,000 in 2020 as allowed by the CARES Act, and paid $6,500,000 of that deferred total in 2021.

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in 2020 and 2021. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense. In 2021 and 2020, the Company recognized $5,850,000 and $13,830,000, respectively, as a reduction of compensation expense as a result of this subsidy.

Reportable Segment Change

As described in Note 13, in January 2021, the Company reorganized its global service line structure to consist of Crawford Loss Adjusting, Crawford TPA Solutions, and Crawford Platform Solutions. Certain prior year amounts among the Company's reportable segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results.

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

The Company's Crawford Loss Adjusting segment generates revenue for claims management and adjusting services globally to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. This segment also includes the Global Technical Services service line, which generates revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts. The Company's Crawford TPA Solutions segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines. The Company's Crawford Platform Solutions segment principally generates revenues through its Contractor Connection and Networks service lines. The Contractor Connection service line generates revenue through its independently managed contractor network, with approximately 6,000 credentialed residential and commercial contractors. See Note 2, “Revenue Recognition” for further discussion on the Company’s revenue recognition policies.

Intersegment sales are recorded at cost and are not material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2021 and December 31, 2020, cash and cash equivalents included time deposits of approximately $1,054,000 and $1,473,000, respectively, that were in financial institutions outside the U.S.

Cash balances that are legally restricted as to usage or withdrawal are separately included in "Prepaid expenses and other current assets" within the Consolidated Balance Sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown within the Consolidated Statement of Cash Flows:

Year Ended December 31,	2021	2020	2019
	(In thousands)
Cash and cash equivalents	$53,228	$44,656	$51,802
Restricted cash within prepaid expenses and other current assets	461	—	—
Total cash, cash equivalents and restricted cash	$53,689	$44,656	$51,802

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

The Company maintains an allowance for expected credit losses resulting primarily from the inability of clients to make required payments. Such losses are accounted for as bad debt expense. These allowances are established using historical write-off or adjustment information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable when they become uncollectible, and any payments subsequently received are accounted for as recoveries.

A summary of the activities in the allowance for expected credit losses for the years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
	(In thousands)
Allowance for credit losses, January 1	$9,464	$9,348	$9,625
Add/ (Deduct):
Adoption of Topic 326	—	(464)	—
Provision for bad debt expense	448	1,504	1,588
Write-offs, net of recoveries	(958)	(908)	(81)
Adjustments for business acquisitions and dispositions	(110)	(111)	—
Currency translation and other changes	(76)	95	(1,784)
Allowance for credit losses, December 31	$8,768	$9,464	$9,348

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

Subsequent to a business acquisition in which goodwill and indefinite-lived intangibles are recorded, post-acquisition accounting requires that both be tested to determine whether there has been an impairment. The Company performs an impairment test of goodwill and indefinite-lived intangible assets at least annually on October 1 of each year. The Company regularly evaluates whether events and circumstances have occurred which indicate potential impairment of goodwill or indefinite-lived intangible assets. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, the Company performs an interim impairment test.

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

During 2021, the Company performed its goodwill impairment testing. The estimated fair value of each reporting unit tested exceed their carrying value by a significant margin. The Company intends to continue to monitor the performance of its reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.

The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units in 2021 range between 12.5% and 15.0%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

During the first quarter of 2020, the Company identified a goodwill impairment indicator in its former Crawford Claims Solutions reporting unit as a result of lower operating results and the overall decline in market conditions as a result of the COVID-19 pandemic. As a result, the Company recognized a goodwill impairment of $17,674,000, reducing the goodwill carrying value of the former Crawford Claims Solutions reporting unit to $0 as of March 31, 2020. During the fourth quarter of 2019, the Company performed its annual impairment testing on all reporting units. The Company recognized a non-cash goodwill impairment charge in 2019 of $17,484,000 related to the valuation of its former Crawford Claims Solutions segment, due to lower forecasts in that reporting unit.

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Buildings and improvements	7-40 years

Property and equipment, including assets under finance leases, consisted of the following at December 31, 2021 and 2020:

December 31,	2021	2020
	(In thousands)
Land	$—	$338
Buildings and improvements	32,053	32,087
Furniture and fixtures	26,196	28,264
Data processing equipment	55,058	64,781
Automobiles	271	314
Total property and equipment	113,578	125,784
Less accumulated depreciation	(79,857)	(89,382)
Net property and equipment	$33,721	$36,402

At December 31, 2021, an office building in Canada and related property and equipment with a net carrying value of $1,209,000 was classified as held for sale. This group of assets was included as part of "Prepaid expenses and other current assets" within the Consolidated Balance Sheets.

Depreciation on property and equipment, including property under finance leases and amortization of leasehold improvements, was $12,481,000, $11,750,000, and $11,363,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Capitalized Software

Capitalized software costs reflect costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software development, purchases and related services. These capitalized software costs are typically amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $16,667,000, $16,709,000, and $17,873,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers' compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S. Provisions for claims under the self-insured programs are made based on the Company's estimates of the aggregate liabilities for claims incurred, including estimated legal fees, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The Company believes its provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. The estimated liabilities for claims incurred under the Company's self-insured workers' compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2021 and 2020, accrued liabilities for self-insured risks totaled $26,226,000 and $25,004,000, respectively, including current liabilities of $13,222,000 and $11,390,000, respectively. The noncurrent liabilities are included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets.

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

Foreign Currency

Foreign currency transactions for the years ended December 31, 2021, 2020 and 2019 resulted in net losses of $515,000, $219,000 and $243,000, respectively.

For operations outside the U.S. whose functional currency is other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments, on a net basis, are included in "Other Comprehensive Income" in the Company's Consolidated Statements of Comprehensive Income, and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $877,000, $990,000, and $2,394,000, respectively, for the years ended December 31, 2021, 2020 and 2019. As several conventions were cancelled as a result of the COVID-19 pandemic, the Company’s advertising costs decreased in 2020 and 2021.

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

The Company has included assumptions related to expected credit losses from the impact of the COVID-19 pandemic in its results of operations for the years ended December 31, 2021 and 2020.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for foreign equity investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented. The Company adopted this guidance on January 1, 2021 with no material impact on its results of operations, financial condition or cash flows.

Pending Adoption of Recently Issued Accounting Standards

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of the adoption of the new guidance.

2. Revenue Recognition

Revenue from Contracts with Customers

Revenues are recognized when control of the promised services are transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are recognized net of any sales, use or value added taxes collected from customers, which are subsequently remitted to governmental authorities. As the Company completes its performance obligations which are identified below, it has an unconditional right to consideration as outlined in the Company's contracts. Generally the Company's accounts receivable are expected to be collected in less than two months.

The Company's Crawford Loss Adjusting segment generates revenue for claims management services provided to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property and certain types of personal property. This segment also generates revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries. The Company charges on a time and expense incurred basis or fee-per-claim basis for each optional purchase of the claims management services exercised by its customer. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore, revenue is recognized when the customer receives the service requested.

The following table presents Crawford Loss Adjusting revenues before reimbursements disaggregated by geography for the years ended December 31, 2021 and 2020.

	(In thousands)
Year Ended December 31,	2021	2020
U.S.	$158,451	$128,342
U.K.	102,326	105,446
Canada	54,675	55,552
Australia	72,751	69,407
Europe	52,488	48,732
Rest of World	34,896	31,012
Total Crawford Loss Adjusting Revenues before Reimbursements	$475,587	$438,491

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

The Company's obligation to manage claims under the Claims Management service line can range from less than one year, on a one- or two-year basis or for the lifetime of the claim. Under certain claims management agreements, the Company receives consideration from a customer at contract inception prior to completion of transferring services to the customer, however, it would begin performing services immediately. The period between a customer’s payment of consideration and the completion of the promised services could be greater than one year. There is no difference between the amount of promised consideration and the cash selling price of the promised services. The fee is billed upfront by the Company in order to provide customers with simplified and predictable ways of purchasing its services and it is customary to invoice service fees when the claim is assigned. The Company considered whether a significant financing component exists and determined that there is not a significant financing component at the contract level. See further discussion below related to deferred revenues related to Claims Management.

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

The following table presents Crawford TPA Solutions revenues before reimbursements disaggregated by service line and geography for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021			Year Ended December 31, 2020
(in thousands)	Claims Management Services	Medical Management Services	Total	Claims Management Services	Medical Management Services	Total
U.S.	$151,342	$149,693	$301,035	$143,944	$149,504	$293,448
U.K.	22,693	—	22,693	16,530	—	16,530
Canada	18,307	—	18,307	22,673	—	22,673
Europe and Rest of World	55,929	—	55,929	38,741	—	38,741
Total Crawford TPA Solutions Revenues before Reimbursements	$248,271	$149,693	$397,964	$221,888	$149,504	$371,392

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

The Networks service line generates revenues for claims management services provided to insurance companies and self-insured entities related to property, casualty and catastrophic losses. Networks also generates revenue by providing on-demand inspection, verification and other task specific field services for businesses and consumers as well as by providing subrogation services. Revenue for claims management and inspection, verification, and other services is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims, applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. Revenues for subrogation claims management and recovery services are recognized at a point in time. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer.

The following table presents Crawford Platform Solutions revenues before reimbursements disaggregated by service line and geography for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021				Year Ended December 31, 2020
(in thousands)	Contractor Connection	Network Business	Subro- gation	Total	Contractor Connection	Network Business	Subro- gation	Total
U.S.	$70,250	$124,727	$4,322	$199,299	$71,005	$78,025	$—	$149,030
U.K.	9,624	20	—	9,644	6,612	86	—	6,698
Canada	7,644	4,319	—	11,963	6,080	4,857	—	10,937
Europe and Rest of World	1,809	5,766	—	7,575	977	4,967	—	5,944
Total Crawford Platform Solutions Revenues before Reimbursements	$89,327	$134,832	$4,322	$228,481	$84,674	$87,935	$—	$172,609

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. As of December 31, 2021, deferred revenues related to lifetime claim handling arrangements approximated $38.0 million. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and makes adjustments to deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2021 and the significant activity affecting deferred revenues during the year ended December 31, 2021:

(In Thousands)
Customer Contract Liabilities:	Deferred Revenue
Balance at January 1, 2021	$51,369
Annual additions	78,028
Revenue recognized from prior periods	(30,108)
Revenue recognized from current year additions	(40,897)
Deferred revenue from acquisition	659
Other adjustments	(3,146)
Balance as of December 31, 2021	$55,905

Remaining Performance Obligations

As of December 31, 2021, the Company had $89,553,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

Costs to Obtain a Contract

The Company has a sales incentive compensation program where remuneration is based on the revenues recognized in the period and does not represent an incremental cost to the Company which provides a future benefit expected to be longer than one year. As a result, this remuneration would not meet the criteria to be capitalized and presented as a contract asset on the Company's Consolidated Balance Sheets.

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

Crawford Compliance Inc. Disposition

On June 1, 2020, the Company sold its 51% interest in Crawford Compliance Inc. to a third party in exchange for a note receivable. The Company recognized a loss on the disposal of this entity of $912,000 in 2020. The results of Crawford Compliance Inc. were not material to the Company.

Lloyd Warwick International Disposition

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

WeGoLook, LLC Acquisition

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

Crawford Carvallo Acquisition

On October 1, 2020, the Company acquired most of the remaining 85% equity interests in Crawford Carvallo ("Carvallo") and its subsidiaries. Crawford Carvallo is a leading provider of loss adjusting, claims management solutions and legal services in Chile. The Company held a 15% interest in Crawford Carvallo prior to this acquisition. In 2020, the Company recognized a pretax gain of $1,099,000 from the remeasurement of the previously held noncontrolling interest to the $3,047,000 fair value.

The acquisition was funded primarily through additional borrowings under the Company's credit facility. The purchase price includes an initial cash payment of $11,583,000 and a maximum of $11,700,000 payable over the next six years based on achievement of certain EBITDA performance goals as set forth in the purchase agreement. The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $5,808,000. At December 31, 2021, there were no material changes in the range of expected outcomes or the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Final acquisition accounting for this acquisition was completed as of December 31, 2021. Adjustments recorded during the year ended December 31, 2021 include an additional goodwill and deferred tax liability of $2,237,000. The financial results of certain of the Company’s international subsidiaries, including Crawford Carvallo, are included in the Company’s consolidated financial statements on a two-month delayed basis. Crawford Carvallo reported $21,185,000 of revenue in the Loss Adjusting and TPA Solutions segments during the year ended December 31, 2021. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

HBA Group Acquisition

On November 1, 2020, the Company acquired 100% of HBA Group and its subsidiaries ("HBA") in Australia. HBA is a legal services provider that will complement the Company’s Crawford TPA Solutions segment in Australia.

The acquisition was funded primarily through additional borrowings under the Company's credit facility. The purchase price includes an initial cash payment of $4,026,000 and a maximum of $3,200,000 payable over the next four years based on achievement of certain revenue and EBITDA performance goals as set forth in the purchase agreement. The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,409,000. At December 31, 2021, there were no material changes in the range of expected outcomes or the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The Company is in the process of finalizing the review of deferred tax liabilities in connection with the acquisition. As additional information becomes available, the Company may further revise its preliminary acquisition accounting during the remainder of the measurement period, which will not exceed 12 months from the date of acquisition. The Company may update certain assumptions and inputs to incorporate additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

The financial results of certain of the Company’s international subsidiaries, including HBA, are included in the Company’s consolidated financial statements on a two-month delayed basis. HBA reported $8,800,000 of revenue in the TPA Solutions segment during the year ended December 31, 2021. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

edjuster Inc. Acquisition

On August 23, 2021, the Company acquired 100% of edjuster Inc. in Canada and its U.S. subsidiary (collectively "edjuster"). Edjuster is a technology-enabled, end-to-end contents services provider and platform. This acquisition will enable the Company to expand its capability in the North American claims contents services market.

The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included an initial cash payment of $20,875,000, a working capital adjustment payable of $433,000, and an earn-out potential up to $13,334,000 based on the achievement of certain EBITDA performance goals over two one-year periods, beginning January 2022. The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,437,000. At December 31, 2021, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The Company is in the process of reviewing the fair value of the assets and liabilities assumed, including, but not limited to accounts receivable, unbilled revenue, intangible assets, accrued expenses, tax liabilities and goodwill. As additional information becomes available, the Company may further revise its preliminary acquisition accounting during the remainder of the measurement period, which will not exceed 12 months from the date of acquisition. The Company may update certain assumptions and inputs to incorporate additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

edjuster reported $5,000,000 of revenue in the Crawford Loss Adjusting segment during the year ended December 31, 2021. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

Praxis Consulting Inc. Acquisition

On October 1, 2021, the Company acquired 100% of Praxis Consulting Inc. ("Praxis"), and an established subrogation claims service provider in the U.S. The acquisition allows the Company to expand its footprint in the U.S. subrogation claims market.

The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included a cash payment of $21,544,000, a working capital adjustment payable of $735,000, a deferred cash payment of $20,000,000 payable in February 2022, and an earn-out potential up to $10,000,000 based on the achievement of certain revenue performance goals over two one-year periods, beginning February 2022. The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $4,068,000. At December 31, 2021, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The Company is in the process of reviewing the fair value of the assets and liabilities assumed, including, but not limited to accounts receivable, intangible assets, accrued expenses, tax liabilities and goodwill. As additional information becomes available, the Company may further revise its preliminary acquisition accounting during the remainder of the measurement period, which will not exceed 12 months from the date of acquisition. The Company may update certain assumptions and inputs to incorporate additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

Praxis reported $4,300,000 of revenue in the Networks service line within the Crawford Platform Solutions segment during the year ended December 31, 2021. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company expects that goodwill attributable to the acquisition will be deductible for tax purposes.

BosBoon Expertise Group B.V. Acquisition

On October 1, 2021, the Company acquired BosBoon Expertise Group B.V. ("BosBoon"), a specialist loss adjusting company based in the Netherlands. The acquisition supports the Company's strategic aim of strengthening its expertise in all key territories in which it operates. BosBoon offers a specialist range of loss adjusting services which will be added to the existing loss adjusting proposition in the Netherlands.

The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included an initial cash payment of $2,066,000, net of working capital adjustments, and an earn-out potential up to $1,854,000 based on the achievement of EBITDA performance goal and other nonfinancial milestones over two one-year periods, beginning January 2022. The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $568,000. At December 31, 2021, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The Company is in the process of reviewing the fair value of the assets and liabilities assumed, including, but not limited to accounts receivable, unbilled revenue, intangible assets, accrued expenses, tax liabilities and goodwill. As additional information becomes available, the Company may further revise its preliminary acquisition accounting during the remainder of the measurement period, which will not exceed 12 months from the date of acquisition. The Company may update certain assumptions and inputs to incorporate additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

The financial results of certain of the Company’s international subsidiaries, including BosBoon, are included in the Company’s consolidated financial statements on a two-month delayed basis. The result of BosBoon are reported in the Crawford Loss Adjusting segment. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of acquisition date are presented in the following table:

	Crawford Carvallo	HBA Group	edjuster Inc.	Praxis Consulting Inc.	BosBoon Expertise Group B.V.
	October 1, 2020	November 1, 2020	August 23, 2021	October 1, 2021	October 1, 2021
	(In thousands)
Tangible assets
Cash and cash equivalents	$1,599	$240	$1,723	$—	$—
Accounts receivable	3,631	1,081	1,518	119	469
Unbilled revenues	3,237	598	1,531	—	597
Right-of-use lease assets	8,743	1,502	418	430	586
Other assets	4,660	205	1,520	316	75
Total tangible assets	21,870	3,626	6,710	865	1,727
Intangible assets
Customer relationships	4,118	1,574	5,346	20,000	1,384
Developed technology	1,300	—	2,673	1,500	—
Non-compete agreements	1,600	—	157	225	—
Tradenames	300	—	1,101	2,125	346
Goodwill	7,738	6,245	12,799	26,195	1,571
Total intangible assets	15,056	7,819	22,076	50,045	3,301
Total assets acquired	36,926	11,445	28,786	50,910	5,028

Liabilities assumed
Current liabilities	4,657	2,532	2,066	4,133	1,430
Operating lease liabilities	8,743	1,502	418	430	586
Tax liabilities	2,599	976	2,557	—	378
Total liabilities assumed	15,999	5,010	5,041	4,563	2,394

Net assets acquired before noncontrolling interest	20,927	6,435	23,745	46,347	2,634
Noncontrolling interest	489	—	—	—	—
Net assets acquired after noncontrolling interest	$20,438	$6,435	$23,745	$46,347	$2,634

Purchase price (cash)	$11,583	$4,026	$20,875	$21,544	$2,066
Fair value of noncontrolling interest previously held	3,047	—	—	—	—
Deferred purchase consideration payable	—	—	433	20,735	—
Fair value of contingent consideration	5,808	2,409	2,437	4,068	568
Fair value of total consideration transferred	$20,438	$6,435	$23,745	$46,347	$2,634

Acquired intangible assets include customer relationships, tradenames and developed technologies. Intangible assets were valued using the multi-period excess earnings or the relief-from-royalty methods, both are forms of the income approach which utilizes a forecast of future cash flows generated from the use of each asset. The following table shows the preliminary fair values assigned to identifiable intangible assets:

	Fair Value	Weighted-Average Amortization Period (Years)
	(In thousands)
Amortizable tangible assets
Customer relationships	$32,422	15
Developed technology	5,473	10
Non-compete agreements	1,982	8
Tradenames	3,872	7
Total amortizable intangible assets	$43,749

4. Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020:

	Loss Adjusting	Crawford TPA Solutions	Platform Solutions	Total
	(In thousands)
Balance at December 31, 2019:
Goodwill	$86,025	$168,734	$44,381	$299,140
Accumulated impairment losses	(50,587)	(159,424)	(8,487)	(218,498)
Net goodwill	35,438	9,310	35,894	80,642
2020 Activity:
Goodwill of acquired businesses	2,644	2,857	—	5,501
Impairment of goodwill	(17,674)	—	—	(17,674)
Goodwill of disposed business	(1,990)	—	—	(1,990)
Foreign currency effects	79	12	(33)	58
Balance at December 31, 2020:
Goodwill	86,758	171,603	44,348	302,709
Accumulated impairment losses	(68,261)	(159,424)	(8,487)	(236,172)
Net goodwill	18,497	12,179	35,861	66,537
2021 Activity:
Goodwill of acquired businesses	14,371	6,244	26,195	46,810
Adjustments to prior acquisitions	1,074	1,163	—	2,237
Foreign currency effects	358	452	132	942
Balance at December 31, 2021:
Goodwill	102,561	179,462	70,675	352,698
Accumulated impairment losses	(68,261)	(159,424)	(8,487)	(236,172)
Net goodwill	$34,300	$20,038	$62,188	$116,526

The Company recognized a non-cash goodwill impairment charge during the year ended December 31, 2020 totaling $17,674,000 related to the valuation of its former Crawford Claims Solutions reporting unit as a result of lower operating results and the overall decline in market conditions as a result of the COVID-19 pandemic. The Company recognized a non-cash goodwill impairment in the former Crawford Claims Solution reporting unit of $17,484,000 during the year ended December 31, 2019 due to lower forecasts in that reporting unit. These impairment charges did not affect the Company's liquidity and had no effect on the Company's compliance with the financial covenants under its Credit Facility.

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2021 and 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period
	(In thousands, except years)
December 31, 2021:
Customer relationships	$160,652	$(111,241)	$49,411	9.3 years
Technology-based	22,293	(11,547)	10,746	6.4 years
Trade name	6,393	(2,169)	4,224	7.0 years
Other	7,944	(5,706)	2,238	4.6 years
Total	$197,283	$(130,663)	$66,619	8.2 years
December 31, 2020:
Customer relationships	$131,948	$(101,319)	$30,629	3.3 years
Technology-based	18,183	(10,174)	8,009	6.5 years
Trade name	3,123	(1,737)	1,386	6.0 years
Other	5,794	(5,489)	305	10.1 years
Total	$159,048	$(118,719)	$40,329	6.7 years

Amortization of finite-lived intangible assets was $11,029,000, $11,653,000, and $11,277,000 for the years ended December 31, 2021, 2020, and 2019, respectively. These amortization expenses were excluded from segment operating earnings (see Note 13, "Segment and Geographic Information"). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 20 years.

At December 31, 2021, annual estimated aggregate amortization expense for intangible assets subject to amortization for the next five years is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2022	$8,224
2023	7,874
2024	7,715
2025	7,438
2026	7,146

The following is a summary of indefinite-lived intangible assets at December 31, 2021 and 2020:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2021:
Trade names	$32,608	$(1,656)	$30,952
December 31, 2020:
Trade names	$32,503	$(1,656)	$30,847

5. Short-Term and Long-Term Debt, Including Finance Leases

Long-term debt consisted of the following at December 31, 2021 and 2020:

December 31,	2021	2020
	(In thousands)
Credit Facility	$174,594	$112,855
Finance lease and other obligations	425	740
Total long-term debt and finance leases	175,019	113,595
Less: portion of Credit Facility classified as short-term	(10,616)	(1,570)
Less: current installments of finance leases and other obligations	(88)	(267)
Total long-term debt and finance leases, less current installments	$164,315	$111,758

On November 5, 2021, the Company, its subsidiaries Crawford & Company Risk Services Investments Limited (the "U.K. Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd. (the "Australian Borrower") (the Company, together with such subsidiaries, as borrowers (the "Borrowers")), Bank of America, N.A., as administrative agent and a lender ("Bank of America"), Wells Fargo Bank, National Association and Truist Bank as co-syndication agents and lenders, HSBC Bank USA, National Association and PNC Bank, N.A., as co-documentation agents and lenders, and the other lenders party thereto, entered into a Credit Facility (the "Credit Facility"), which replaced our prior agreement, dated as of December 8, 2011, by and among, inter alia, the Borrowers, Wells Fargo and the other lenders from time to time party thereto, as subsequently amended. In connection with the Credit Facility, the Company, the Company’s guarantor subsidiaries party thereto and Bank of America entered into an Security and Pledge Agreement (the "Security and Pledge Agreement") and a Guaranty Agreement (the "Guaranty Agreement"), each dated as of the date of the Credit Facility.

The Credit Facility consists of a $450,000,000 revolving credit facility, with a letter of credit subcommitment of $125,000,000. The Credit Facility contains sublimits of $250,000,000 for borrowings by the U.K. Borrower, $125,000,000 for borrowings by the Canadian Borrower, and $75,000,000 for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 5, 2026. Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies.

Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or a Eurocurrency Rate or an alternative reference rate, in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on alternative reference rate. The Credit Facility defines Benchmark Replacement to encompass accepted alternative reference rates when the London Interbank Offered Rate (“LIBOR”) is no longer quoted. The Credit Facility defines alternative reference rates for non-U.S. Dollar currencies as Alternative Currency Term Rates or Alternative Currency Daily Rates. The interest margin for Eurocurrency Rate or alternative reference rate loans ranges from 1.00% to 1.625% and for Base Rate loans ranges from 0.00% to 0.625%. Base Rate is defined as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (c) The Eurocurrency rate plus 1.00%, subject to interest rate floors, with a minimum rate of zero.

At December 31, 2021, a total of $174,594,000 was outstanding and there was an undrawn amount of $11,277,000 under the letters of credit subcommitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit subcommitment, the available borrowing capacity under the Credit Facility totaled $260,242,000 at December 31, 2021.

The obligations of the Borrowers under the Credit Facility are guaranteed by each existing material domestic subsidiary of the Company, certain other domestic subsidiaries of the Company and certain existing material foreign subsidiaries of the Company that are disregarded entities for U.S. income tax purposes (each such foreign subsidiary, a "Disregarded Foreign Subsidiary"), and such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Subsidiary (each, a "Guarantor"), and the obligations of the Borrowers other than the Company ("Foreign Borrowers") for which the Company is not the primary obligor are also guaranteed by the Company. In addition, (i) the Borrowers’ obligations under the Credit Facility are secured by a first priority lien (subject to liens permitted by the Credit Facility) on substantially all of the personal property of the Company and the Guarantors as set forth in the Security and Pledge Agreement and (ii) the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

The representations, covenants and events of default in the Credit Facility are customary for financing transactions of this nature, including required compliance with a minimum interest coverage ratio and a maximum leverage ratio (each as defined below).

Under the Credit Facility, the consolidated total leverage ratio, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash (generally cash held in the U.S., U.K., Canada and Australia) to (ii) consolidated EBITDA, must not be greater 4.50 to 1.00 at the end of each fiscal quarter. Also, the consolidated interest coverage ratio, defined as the ratio of (a) consolidated EBITDA to (b) consolidated interest expense, must not be less than 2.50 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

At December 31, 2021, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $10,616,000 and $1,570,000 at December 31, 2021 and 2020, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2021 in 2022.

The Company's finance leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $6,983,000, $8,187,000, and $11,519,000 for the years ended December 31, 2021, 2020, and 2019, respectively. Interest paid on the Company's short-term and long-term borrowings was $5,631,000, $7,152,000, and $10,470,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Principal repayments of long-term debt, including current portions, finance leases and other obligations, as of December 31, 2021 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

	Long-term Debt	Finance Lease and Other Obligations	Total
Year Ending December 31,	(In thousands)
2022	$10,616	$88	$10,704
2023	—	264	264
2024	—	48	48
2025	—	25	25
2026	163,978	—	163,978
Total	$174,594	$425	$175,019

6. Lease Commitments

The Company determines if an arrangement is a lease at inception. The Company's and its subsidiaries' leases include office space, computer equipment, and automobiles under operating and finance leases. These lease agreements have remaining lease terms of 1 to 11 years. Some of these lease agreements include options to extend the leases for up to 6 years, options to terminate the leases within 1 year, rental escalation clauses and periodic adjustments for inflation, all of which are considered in the determination of lease payments. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The Company's finance leases are not material as of the year ended December 31, 2021 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	December 31, 2021	December 31, 2020
Assets:
Operating lease	Operating lease right-of-use assets, net	$99,369	$109,315
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	25,238	32,745
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	88,408	93,228
Total operating lease liabilities		$113,646	$125,973

Weighted-Average Remaining Lease Term		6.16 years	6.30 years
Weighted-Average Discount Rate		5.1%	5.3%

The components of operating lease costs within the Company's Consolidated Statements of Operations consisted of the following:

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
Operating lease cost	$38,492	$38,242
Variable lease cost	5,177	8,037
Sublease income	3,875	4,090

Supplemental cash flow information related to operating leases were as follows:

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$40,251	$37,091

Right-of-use assets obtained in exchange for lease obligations	$22,168	$40,535

Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	December 31, 2021
2022	$29,944
2023	22,745
2024	18,043
2025	14,278
2026	12,859
Thereafter	35,427
Total undiscounted lease payments	133,296
Less imputed interest	(19,650)
Present value of future lease payments	$113,646

The Company has entered into operating lease agreements that have not yet commenced as of December 31, 2021 with legally binding minimum lease payments of $2,268,000. The leases are expected to commence during the three months ended March 31, 2022, and have lease terms of 5 years.

7. Income Taxes

Income before income taxes consisted of the following:

Year Ended December 31,	2021	2020	2019
	(In thousands)
U.S.	$39,569	$(1,029)	$(1,472)
Foreign	4,295	40,117	25,109
Income before income taxes	$43,864	$39,088	$23,637

The provision for income taxes consisted of the following:

Year Ended December 31,	2021	2020	2019
	(In thousands)
Current:
U.S. federal and state	$11,070	$12,561	$1,546
Foreign	5,238	8,457	9,525
Deferred:
U.S. federal and state	(126)	(8,870)	1,643
Foreign	(2,866)	(135)	1,397
Provision for income taxes	$13,316	$12,013	$14,111

Net cash payments for income taxes were $24,936,000, $12,216,000, and $16,996,000 in 2021, 2020, and 2019, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 21% in 2021, 2020, and 2019, as follows:

Year Ended December 31,	2021	2020	2019
	(In thousands)
Federal income taxes at statutory rate	$9,211	$8,208	$4,964
State income taxes, net of federal benefit	2,310	325	505
Goodwill impairment	—	2,322	1,883
Foreign taxes	2,896	3,328	2,276
Change in valuation allowance	(1,185)	(374)	3,919
Research and development credits	(436)	(1,001)	(626)
Foreign tax credits	(1,083)	(1,150)	(283)
Nondeductible meals and entertainment	254	377	724
Change in permanent reinvestment assertion	627	776	—
Disposals and liquidations of businesses	—	(935)	—
Global intangible low-tax income, net of credits	531	(54)	892
Foreign-derived intangible income deduction	(94)	(115)	(315)
Tax rate changes	(431)	(359)	486
Other	716	665	(314)
Provision for income taxes	$13,316	$12,013	$14,111

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

The Company’s effective income tax rate in 2021 was impacted by enacted foreign tax rate changes, change in valuation allowances for certain jurisdictions, and deferred taxes attributable to certain undistributed foreign earnings that are no longer permanently reinvested. The Company's effective income tax rate in 2020 was impacted by goodwill impairment charges, disposals and liquidations of businesses, and deferred taxes attributable to undistributed foreign earnings that are no longer permanently reinvested. The Company's effective income tax rate in 2019 was impacted by goodwill impairment charges, arbitration and claim settlements, and valuation allowance establishment on certain state net operating losses.

During 2021 and 2020, the Company released its permanent reinvestment position on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. Beyond these earnings we have not changed the reinvestment assertion on our undistributed earnings or other outside basis differences of our remaining foreign subsidiaries. Excluding the change in position for certain foreign operations, no additional income or withholding taxes have been provided for indefinitely reinvested undistributed foreign earnings, other than those previously taxed nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. We have estimated that we have book over tax basis differences of approximately $90,269,000. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

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

Deferred income taxes consisted of the following at December 31, 2021 and 2020:

	2021	2020
	(In thousands)
Accounts receivable allowance	$1,386	$1,019
Accrued compensation	16,182	14,655
Accrued pension liabilities	—	4,950
Self-insured risks	5,280	5,746
Deferred revenues	5,045	5,376
Interest	2,907	2,419
Tax credit carryforwards	3,326	7,090
Loss carryforwards	28,122	22,805
Lease liability	28,547	31,435
Other	2,218	2,158
Gross deferred income tax assets	93,013	97,653
Unbilled revenues	6,290	5,311
Accrued pension liabilities	2,491	—
Repatriated earnings	937	776
Depreciation and amortization	27,593	23,474
Lease right-of-use asset	24,958	27,513
Gross deferred income tax liabilities	62,269	57,074
Net deferred income tax assets before valuation allowances	30,744	40,579
Valuation allowance	(14,114)	(16,579)
Net deferred income tax assets	$16,630	$24,000
Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term deferred income tax assets included in "Deferred income tax assets"	21,266	25,595
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(4,636)	(1,595)
Net deferred income tax assets	$16,630	$24,000

At December 31, 2021, the Company had deferred tax assets related to loss carryforwards of $28,352,000, before netting of unrecognized tax benefits of $244,000. An estimated $22,288,000 of the deferred tax assets will not expire, and $6,064,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2021, 2020, and 2019.

	2021	2020	2019
	(In thousands)
Balance, beginning of year	$16,579	$28,128	$25,654
Other changes	(2,465)	(11,549)	2,264
Balance, end of year	$14,114	$16,579	$28,128

Changes to the valuation allowance for the year ended December 31, 2021 were primarily due to anticipated expiration of certain foreign tax credits after consideration of the four sources of taxable income and losses in certain of the Company's international operations, net of releases for certain state NOLs. Changes to the valuation allowance for the year ended December 31, 2020 were primarily due to anticipated expiration of certain foreign tax credits after consideration of the four sources of taxable income and disposals and liquidations of businesses, net of losses in certain of the Company’s international operations. Changes to the valuation allowance for the year ended December 31, 2019 were primarily due to anticipated expiration of certain state NOLs after consideration of the four sources of taxable income and losses in certain of the Company’s international operations.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2018	$7,401
Additions for tax provisions related to the current year	515
Additions for tax positions related to prior years	646
Reductions for tax positions related to the prior year	(113)
Reductions for settlements	(2,642)
Lapses of applicable statutes of limitation	(520)
Balance at December 31, 2019	$5,287
Additions for tax provisions related to the current year	92
Additions for tax positions related to prior years	2
Reductions for tax positions related to prior years	(505)
Reductions for settlements	(516)
Lapses of applicable statutes of limitation	(582)
Balance at December 31, 2020	$3,778
Reductions for tax positions related to prior years	(11)
Reductions for settlements	(21)
Currency translation adjustment	4
Balance at December 31, 2021	$3,750

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2021, 2020, and 2019, was $119,000, $107,000, and $256,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2021, 2020, and 2019 were $669,000, $713,000, and $1,940,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business in a number of countries and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing jurisdictions throughout the world, including Canada, the U.K., and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2011.

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

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $25,595,000, $23,641,000, and $25,226,000 in 2021, 2020, and 2019, respectively.

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

The Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Qualified Plan. Required contributions may be triggered in future years as the impact of the BBA2015 pension funding reform is phased out. The Company made voluntary contributions of $9,000,000 to the U.S. Qualified Plan in 2021 and 2020, respectively. The Company did not make a discretionary contribution in 2019 because it made an additional voluntary contribution of $10,000,000 in 2018 which generated a one-time U.S. tax benefit. Currently, the Company does not plan to make any discretionary contributions to the U.S. Qualified Plan or the U.K. Plans in 2022.

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

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2021 and 2020:

December 31,	2021	2020
	(In thousands)
Projected benefit obligations	$448,487	$494,273
Fair value of plans' assets	427,670	437,234

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2021 and 2020:

December 31,	2021	2020
	(In thousands)
Projected benefit obligations	$281,828	$267,200
Fair value of plans' assets	312,119	303,957

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

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2021	2020
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$761,473	$748,258
Service cost	1,208	1,295
Interest cost	11,321	16,643
Employee contributions	36	35
Actuarial (gain) loss	(10,034)	49,938
Plan settlements	(249)	(1,450)
Plan amendments	(1,663)	—
Benefits paid	(48,465)	(55,150)
Foreign currency effects	16,688	1,904
End of measurement period	730,315	761,473
Fair Value of Plans' Assets:
Beginning of measurement period	741,191	714,017
Actual return on plans' assets	18,490	71,446
Employer contributions	9,892	10,446
Employee contributions	36	35
Plan settlements	(249)	(1,450)
Benefits paid	(48,465)	(55,150)
Foreign currency effects	18,894	1,847
End of measurement period	739,789	741,191
Overfunded/(Unfunded) Status	$9,474	$(20,282)

Due to the frozen status of the U.S. Qualified Plan and the closed status of the U.K. Plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The funded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2021	2020
	(In thousands)
U.S. Qualified Plan	$15,181	$51,645
Other international plans	2,710	2,241
Subtotal, included in "Accrued pension liabilities"	17,891	53,886
U.K. prepaid pension asset included in "Other noncurrent assets"	(30,291)	(36,757)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	293	316
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	2,633	2,837
Total (overfunded)/underfunded status	$(9,474)	$20,282
Accumulated other comprehensive loss, before income taxes	$(251,629)	$(264,244)

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

The following tables set forth the changes in accumulated other comprehensive loss during 2021 and 2020 for the Company's defined benefit retirement plans and post-retirement medical benefits plan on a combined basis:

	Defined Benefit Pension Plans	Post-Retirement Medical Benefits Plan
	(In thousands)
Net unrecognized actuarial (loss) gain, December 31, 2019	$(268,427)	$152
Amortization of net loss (gain)	10,804	(152)
Net loss arising during the year	(6,510)	—
Currency translation	(111)	—
Net unrecognized actuarial loss, December 31, 2020	(264,244)	—
Amortization of net loss	10,455	—
Net gain arising during the year	4,939	—
Currency translation	(2,779)	—
Net unrecognized actuarial loss, December 31, 2021	$(251,629)	$—

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2022 for the U.S. and U.K. defined benefit pension plans are $10,056,000 ($7,476,000 net of tax).

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

Net periodic benefit (credit) cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 included the following components:

Year Ended December 31,	2021	2020	2019
	(In thousands)
Service cost	$1,208	$1,295	$1,278
Interest cost	11,321	16,643	22,376
Expected return on assets	(25,248)	(28,016)	(29,654)
Amortization of actuarial loss	10,455	10,804	10,837
Net periodic benefit (credit) cost	$(2,264)	$726	$4,837

Benefit cost for the U.S. Qualified Plan does not include service cost since the plan is frozen. For the years ended December 31, 2021, 2020 and 2019, the non-service components of net periodic pension (benefits)/costs of $(3,472,000), $(569,000) and $3,559,000, respectively, are included in "Other (Income) Loss" on the Consolidated Statement of Operations.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2022	$40,980
2023	40,973
2024	40,855
2025	40,792
2026	40,610
2027-2031	197,809

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. The Company updates the mortality assumptions for the U.S. plans to incorporate the current mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in a $1,176,000 decrease in the projected benefit obligation for the U.S. plans for the year ended December 31, 2021. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Qualified Plan:	2021	2020
Discount rate used to compute benefit obligations	2.76%	2.38%
Discount rate used to compute periodic benefit cost	2.38%	3.15%
Expected long-term rates of return on plans' assets	4.70%	4.70%

U.K. Defined Benefit Plans:	2021	2020
Discount rate used to compute benefit obligations	1.82%	1.60%
Discount rate used to compute periodic benefit cost	1.60%	1.93%
Expected long-term rates of return on plans' assets	2.10%	2.54%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations.

The Company estimates the service and interest components of net periodic benefit cost for its U.S. and international pension and other postretirement benefits. This estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine 2022 interest costs are estimated to be 2.18% for the U.S. Qualified plan and 1.68% for the U.K. plans.

The expected long-term rates of return on plan assets were based on the plans' asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2022 net periodic pension cost are estimated to be 4.80% and 2.40% for the U.S. Qualified Plan and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Qualified Plan		U.K. Plans
December 31,	2021	2020	2021	2020
Equity securities	16.9%	23.4%	—	17.9%
Fixed income securities	65.5%	67.2%	66.2%	68.3%
Alternative strategies	5.7%	6.2%	23.1%	13.0%
Cash, cash equivalents and short-term investment funds	11.9%	3.2%	10.7%	0.8%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). On December 10, 2020, the Company’s Board of Directors extended the termination date of the Company’s 2019 share repurchase authorization to December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions.

In 2021 the Company had repurchased 530,598 shares of CRD-A and 111,499 shares of CRD-B at an average cost of $9.63 and $8.68, respectively. At December 31, 2021, the Company had no remaining authorized share repurchases under the 2019 Repurchase Authorization.

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”).

Through December 31, 2021, the Company had repurchased no shares of CRD-A and 1,586,683 shares of CRD-B at an average cost of $8.23 under the 2021 Repurchase Authorization. At December 31, 2021, the Company had remaining authorization to repurchase 413,317 shares under the 2021 Repurchase Authorization.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2021, the Board of Directors declared an equal dividend on CRD-A and CRD-B, while during 2020 and 2019, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2021		2020		2019
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings per share)
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$10,464	$7,565	$10,743	$7,908	$(392)	$(294)
Dividends paid	7,376	5,287	5,815	3,830	8,592	4,579
Net income available to common shareholders, basic	17,840	12,852	16,558	11,738	8,200	4,285
Denominator:
Weighted-average common shares outstanding, basic	30,760	22,237	30,605	22,527	30,637	22,975
Earnings per share - basic	$0.58	$0.58	$0.54	$0.52	$0.27	$0.19

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2021		2020		2019
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$10,602	$7,427	$10,781	$7,870	$(394)	$(292)
Dividends paid	7,376	5,287	5,815	3,830	8,592	4,579
Net income available to common shareholders, diluted	17,978	12,714	16,596	11,700	8,198	4,287
Denominator:
Weighted-average common shares outstanding, basic	30,760	22,237	30,605	22,527	30,637	22,975
Weighted-average effect of dilutive securities(1)	983	—	252	—	453	—
Weighted-average number of shares outstanding, diluted	31,743	22,237	30,857	22,527	31,090	22,975
Earnings per share - diluted	$0.57	$0.57	$0.54	$0.52	$0.26	$0.19

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been anti-dilutive:

Year Ended December 31,	2021	2020	2019
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	838	1,996	622
Performance stock grants excluded because performance conditions had not been met(1)	335	578	717

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements are actually achieved.

10. Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include net unrealized gain/(losses) from intra-entity loans that are long-term in nature of $383,000, $(5,165,000), and $(928,000) for the years ended December 31, 2021, 2020, and 2019, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2019	$(35,850)	$(171,057)	$(206,907)
Other comprehensive income before reclassifications	4,595	—	4,595
Unrealized net losses arising during the year	—	(4,966)	(4,966)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	7,959	7,959
Net current period other comprehensive income	4,595	2,993	7,588
Acquisition/Disposition of noncontrolling interest	463	—	463
Balance at December 31, 2020	(30,792)	(168,064)	(198,856)
Other comprehensive income before reclassifications	9,032	—	9,032
Unrealized net gains arising during the year	—	1,618	1,618
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	7,765	7,765
Net current period other comprehensive income	9,032	9,383	18,415
Balance at December 31, 2021	$(21,760)	$(158,681)	$(180,441)
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

The pretax compensation expense recognized for all stock-based compensation plans was $7,585,000, $4,384,000, and $4,109,000 for the years ended December 31, 2021, 2020, and 2019, respectively. During 2021, there was an increase in performance awards, which resulted in the increased stock-based compensation for the year as compared to 2020 and 2019.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $1,767,000, $947,000, and $888,000 for the years ended December 31, 2021, 2020, and 2019, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense. Adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes were not significant in any year.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRD-A. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accelerated basis over the requisite service period for the entire award. For the years ended December 31, 2021, 2020 and 2019, compensation expense of $375,000, $617,000, and $1,397,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2021, 2020 and 2019, and changes during each year, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2018	1,294	$8.60	8.1 years	$667
Granted	591	9.70
Exercised	(111)	5.91
Forfeited or expired	(80)	9.24
Outstanding at December 31, 2019	1,694	9.13	7.9 years	3,969
Granted	660	8.73
Exercised	—	—
Forfeited or expired	(458)	9.05
Outstanding at December 31, 2020	1,896	9.01	7.4 years	114
Granted	—	—
Exercised	—	—
Forfeited or expired	(278)	8.90
Outstanding at December 31, 2021	1,618	$8.99	6.5 years	$143
Vested and Exercisable at December 31, 2021	1,208	$9.02	6.0 years	$80

There were no stock options granted in 2021. The weighted average grant date fair value of stock options granted during the year ended December 31, 2020 and 2019 was $2.29 and $2.57, respectively. No options were exercised in 2021 or 2020. Options vested in 2021 and 2019 had an intrinsic value of $31,000 and $446,000, respectively. Options that vested in 2020 had no intrinsic value. The fair value of options that vested in 2021, 2020 and 2019 was $860,000, $1,084,000, and $1,000,000, respectively.

At December 31, 2021, the unrecognized compensation cost related to unvested employee stock options was $162,000. Directors' stock options had no unrecognized compensation cost since directors' options vest upon grant, and the grant-date fair values were fully expensed on the grant date.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted average assumptions. There were no stock options granted in 2021:

	2021	2020	2019
Expected dividend yield	—	3.02%	3.80%
Expected volatility	—	35.48%	36.73%
Risk-free interest rate	—	1.38%	2.56%
Expected term of options	—	7 years	7 years

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

TSR is defined as dividends paid during the measurement period plus share price appreciation. Share price appreciation is measured by using the 20 day trading day volume weighted average price at the start of the measurement period as the baseline, compared against the highest consecutive 20 day trading day volume weighted average price for the period between January 1, 2021 and the vesting date for the 2019 replacement awards and between January 1, 2022 and the vesting date for the 2020 replacement awards. Depending on the TSR, the number of shares earned can be between 50% and 200% of the targeted shares granted. If the TSR is below 10% for the 2019 replacement awards, or 20% for the 2020 replacement awards, then no shares vest. The 2019 replacement awards vested at 200% of the targeted shares, resulting in 135,309 incremental shares vested and issued at December 31, 2021. These incremental awards are presented as shares granted and vested during 2021 in the rollforward below.

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

A summary of the status of the Company's nonvested performance shares as of December 31, 2021, 2020 and 2019, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2018	988,837	$8.07
Granted	626,776	8.87
Vested	(214,824)	8.49
Forfeited or unearned	(427,010)	8.34
Nonvested at December 31, 2019	973,779	8.38
Granted	1,616,902	8.01
Vested	(224,681)	8.33
Forfeited or unearned	(1,466,729)	8.10
Nonvested at December 31, 2020	899,271	8.19
Granted	935,825	8.38
Vested	(507,191)	8.85
Forfeited or unearned	(151,514)	6.52
Nonvested at December 31, 2021	1,176,391	$8.25

The total fair value of the performance shares that vested in 2021, 2020, and 2019 was $4,487,000, $1,871,000, and $1,823,000, respectively.

Compensation expense recognized for all performance shares totaled $5,712,000, $2,382,000, and $1,082,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. Certain performance awards vest ratably, from grant date to vesting date of their respective tranches, without cumulative earnings per share targets. As of December 31, 2021, there was an estimated $5,180,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2023.

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

A summary of the status of the Company's restricted shares of CRD-A as of December 31, 2021, 2020 and 2019 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2018	72,109	$7.76
Granted	149,496	9.38
Vested	(108,610)	9.04
Forfeited or unearned	(31,387)	9.55
Nonvested at December 31, 2019	81,608	8.35
Granted	117,279	8.34
Vested	(119,327)	8.52
Forfeited or unearned	—	—
Nonvested at December 31, 2020	79,560	8.08
Granted	94,654	9.03
Vested	(138,635)	8.91
Forfeited or unearned	(10,579)	8.99
Nonvested at December 31, 2021	25,000	$7.23

Compensation expense recognized for all restricted shares for the years ended December 31, 2021, 2020, and 2019 was $906,000, $942,000, and $1,205,000, respectively. As of December 31, 2021, there was $104,000 of total unearned compensation cost related to nonvested restricted shares which is expected to be recognized by December 31, 2022.

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

Under the U.S. Plan, the Company is authorized to issue up to 1,200,000 shares of CRD-A to eligible employees. Participating employees can elect to have up to 85% of $25,000 of their eligible annual earnings withheld to purchase shares at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price of a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased.

During the years ended December 31, 2021, 2020 and 2019, a total of 155,293, 114,408, and 131,100 shares, respectively, of CRD-A were issued under the U.S. employee stock purchase plan to the Company's employees at average purchase prices of $6.77, $6.71, and $7.38 in 2021, 2020, and 2019, respectively. At December 31, 2021, an estimated 128,000 shares will be issued and purchased under the U.S. Plan in 2022. During the years ended December 31, 2021, 2020, and 2019, compensation expense of $349,000, $343,000, and $277,000, respectively, was recognized for the U.S. employee stock purchase plan.

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

At December 31, 2021, an estimated 196,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRD-A, and future employee participation rates. The purchase price per share of CRD-A under the U.K. Plan ranges from $6.64 to $8.47. For the years ended December 31, 2021, 2020, and 2019, compensation expense of $241,000, $163,000, and $148,000, respectively, was recognized for the U.K. Plan. During 2021, 2020, and 2019, a total of 76,457 shares, 2,061 shares, and 289,901 shares, respectively, of CRD-A were issued under the U.K. Plan.

Under the International Plan, up to 1,000,000 shares of CRD-A may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRD-A at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2021, 2020, and 2019, 4,080, 4,051, and 4,264 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.
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

Recurring Fair Value Measurements

The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, categorized using the fair value hierarchy:

December 31,	2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$10,028	$—	$—	$10,028

Liabilities:
Contingent earnout liability (2)	—	—	12,556	12,556

December 31,	2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$10,026	$—	$—	$10,026

Liabilities:
Contingent earnout liability (2)	—	—	6,151	6,151

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2) The contingent earnout liability relates to businesses acquired in 2021 and 2020. See Note 3, "Business Acquisitions and Dispositions" for more information. The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

The following table summarizes the change in the fair value of the Company's contingent earnout consideration balance:

December 31,	2021	2020
	(In thousands)
Acquisition-related contingent consideration, beginning of the year	$6,151	$454
Fair value of contingent consideration upon acquisition	9,482	5,808
Change in fair value of contingent consideration	650	(111)
Settlement of contingent consideration	(1,683)	—
Acquisition-related contingent consideration, end of the year	$14,600	$6,151

As of December 31, 2021, the earnout liability of $2,044,000 for the 2021 earnout period in connection with our acquisitions of Crawford Carvallo and HBA Group is based on the actual achievement of performance targets and is no longer subject to fair value measurement and was accordingly transferred out of Level 3. Changes in fair value of contingent consideration are included in "Other Income/(Loss)" on the Consolidated Statement of Operations.

Fair Value Disclosures

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S Qualified Plan at December 31, 2021 and 2020:

December 31,	2021				2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$20,706	$—	$—	$20,706	$2,861	$—	$—	$2,861
Short-term investment funds	—	25,569	—	25,569	—	9,827	—	9,827
Common Collective Equity funds:
U.S.	—	40,191	—	40,191	—	66,145	—	66,145
International	—	25,879	—	25,879	—	28,529	—	28,529
Common Collective Fixed Income Funds and Fixed Income Securities:
U.S.	39,304	186,542	—	225,846	36,007	207,219	—	243,226
International	—	29,300	—	29,300	—	28,501	—	28,501
Alternative strategy funds	—	8,784	13,414	22,198	—	9,248	15,938	25,186
Total Plan Assets	$60,010	$316,265	$13,414	389,689	$38,868	$349,469	$15,938	404,275
Other plan liabilities, net (a)				(1,522)				(7,336)
Net Plan Assets				$388,167				$396,939

(a) net amounts payable for unsettled security transactions.

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2021 and 2020:

December 31,	2021				2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$33,518	$—	$—	$33,511	$2,613	$—	$—	$2,613
Common Collective Equity funds:
U.S.	—	—	—	—	—	44,461	—	44,461
International	—	—	—	—	—	7,510	—	7,510
Common Collective Fixed Income Funds and Fixed Income Securities:
Short-term Investment funds:	—	64,704	—	64,704	—	162,276	—	162,276
Government securities	—	141,870	—	141,870	—	42,564	—	42,564
Alternative strategy funds	3,896	56,883	—	60,779	—	34,958	—	34,958
Real estate funds	—	—	11,255	11,255	—	—	9,572	9,572
Total	$37,414	$263,457	$11,255	$312,119	$2,613	$291,769	$9,572	$303,954

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

Changes in fair value related to assets still held at the reporting date are included in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet. The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.S. and U.K. pension plans during the years ended December 31, 2021 and 2020:

	U.S	U.K.
	(in thousands)
Balance at December 31, 2019	$14,766	$9,735
Actual return on plan assets:
Related to assets still held at the reporting date	1,172	(163)
Balance at December 31, 2020	15,938	9,572
Actual return on plan assets:
Related to assets still held at the reporting date	3,575	1,683
Purchases, sales and settlements, net	(6,099)	—
Balance at December 31, 2021	$13,414	$11,255

13. Segment and Geographic Information

In connection with the realignment of operating segment manager responsibilities in January 2021, the Company has realigned its operating segments by moving to a global service line reporting structure consisting of Loss Adjusting, TPA: Broadspire and Platform Solutions. The Company's revised reportable segments are comprised of the following:

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

The prior periods have been restated to reflect the change in reportable segments.

The Crawford Loss Adjusting and Crawford TPA Solutions reportable segments represent the aggregation of certain geographic operating segments within those service lines.

The Company's three reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the CODM. The segments, organized based upon the nature of services, are: Crawford Loss Adjusting, which primarily serves the global property and casualty insurance company markets; Crawford TPA Solutions, which serves the global casualty, disability and self-insurance marketplace; and Crawford Platform Solutions which serves the global property and casualty insurance company markets. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's three reportable segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring and other costs, gain on disposition of business line, arbitration and claim settlements, income taxes, and net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests.

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

Financial information as of and for the years ended December 31, 2021, 2020, and 2019 related to the Company's reportable segments is presented below.

	Crawford Loss Adjusting	Crawford TPA Solutions	Crawford Platform Solutions	Total
	(In thousands)
2021
Revenues before reimbursements	$475,587	$397,964	$228,481	$1,102,032
Segment operating earnings	22,990	17,567	36,334	76,891
Depreciation and amortization (1)	2,884	7,966	3,793	14,643
Assets (2)	246,360	97,282	123,635	467,277
2020
Revenues before reimbursements	$438,491	$371,392	$172,609	$982,492
Segment operating earnings	41,104	20,507	27,650	89,261
Depreciation and amortization (1)	2,405	9,451	2,647	14,503
Assets (2)	197,918	94,771	71,612	364,301
2019
Revenues before reimbursements	$457,484	$397,626	$150,692	$1,005,802
Segment operating earnings	30,125	28,506	26,677	85,308
Depreciation and amortization (1)	3,405	10,267	2,576	16,248
Assets (2)	232,172	89,333	66,331	387,836

(1) Excludes amortization expense of finite-lived customer relationships and trade name intangible assets.

(2) Consists of accounts receivable, less allowance for expected credit losses, unbilled revenues, at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net.

Revenues by geographic region and major service line for the Crawford Loss Adjusting, Crawford TPA Solutions and Crawford Platform Solutions segments are shown in Note 2, "Revenue Recognition."

Capital expenditures for the years ended December 31, 2021, 2020, and 2019 are shown in the following table:

Year Ended December 31,	2021	2020	2019
	(In thousands)
Crawford Loss Adjusting	$3,598	$1,229	$1,625
Crawford TPA Solutions	8,765	6,982	4,331
Crawford Platform Solutions	3,681	12,099	2,746
Corporate	14,910	17,070	12,422
Total capital expenditures	$30,954	$37,380	$21,124

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2021, 2020, and 2019 was as follows:

Year Ended December 31,	2021	2020	2019
	(In thousands)
Segments' revenues before reimbursements	$1,102,032	$982,492	$1,005,802
Reimbursements	37,199	33,703	41,825
Total consolidated revenues	$1,139,231	$1,016,195	$1,047,627

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2021, 2020, and 2019 were as follows:

Year Ended December 31,	2021	2020	2019
	(In thousands)
Operating earnings of all reportable segments	$76,891	$89,261	$85,308
Unallocated corporate and shared costs and credits	(14,386)	(17,431)	(7,699)
Net corporate interest expense	(6,559)	(7,923)	(10,774)
Stock option expense	(1,053)	(1,122)	(1,885)
Amortization of acquisition-related intangible assets	(11,029)	(11,653)	(11,277)
Goodwill and intangible asset impairment charges	—	(17,674)	(17,484)
Arbitration and claim settlements	—	—	(12,552)
Restructuring and other costs, net	—	(8,133)	—
Gain on disposition of businesses, net	—	13,763	—
Income before income taxes	$43,864	$39,088	$23,637

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at 2021 and 2020 are presented in the following table:

December 31,	2021	2020
	(In thousands)
Assets of reportable segments	$467,277	$364,301
Corporate assets:
Cash and cash equivalents	53,228	44,656
Income taxes receivable	4,936	1,269
Prepaid expenses and other current assets	34,576	29,490
Net property and equipment	33,721	36,402
Operating lease right-of-use asset, net	99,369	109,315
Capitalized software costs, net	75,802	71,021
Deferred income tax assets	21,266	25,595
Other noncurrent assets	62,464	70,935
Total corporate assets	385,362	388,683
Total assets	$852,639	$752,984

Revenues and long-lived assets for the U.S., U.K. and Canada are set out below as these countries are material for geographical area disclosure. For the purposes of these geographic area disclosures, long-lived assets consist of the net property and equipment, capitalized software costs, net and operating lease right-of-use, net line items on the Company's Consolidated Balance Sheets and excludes intangible assets and goodwill.

	U.S.	U.K.	Canada	All Other International	Total Company
	(In thousands)
2021
Revenues before reimbursements	$658,785	$134,663	$84,945	$223,639	$1,102,032
Long-lived assets	145,061	15,923	19,579	28,329	208,892
2020
Revenues before reimbursements	570,820	128,674	89,162	193,836	982,492
Long-lived assets	151,906	20,290	14,404	30,138	216,738
2019
Revenues before reimbursements	569,205	126,337	114,438	195,822	1,005,802
Long-lived assets	140,560	20,749	17,999	20,916	200,224

14. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $555,821,000 and $537,531,000 at December 31, 2021 and 2020, respectively.

15. Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2021, the aggregate committed amount of letters of credit outstanding under the facility was $11,277,000.

From time to time, the Company enters into certain agreements for the purchase or sale of assets or businesses that contain provisions that may require the Company to make additional payments in the future depending upon the achievement of specified operating results of the acquired company, or provide the Company with an option or similar right to purchase additional assets.

In the normal course of its business, the Company is sometimes named as a defendant or responsible party in suits or other actions by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have in the past brought, and may, in the future bring, claims for indemnification on the basis of alleged actions by the Company, its agents, or its employees in rendering services to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is responsible for the deductibles and self-insured retentions under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such known and probable risks. No assurances can be provided, however, that the result of any such action, claim or proceeding, now known or occurring in the future, will not result in a material adverse effect on our business, financial condition or results of operations.

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

In 2019 the Company recognized $12,552,000 for an arbitration settlement related to additional payments awarded to former executives of its former Garden City Group related to their departure in 2015. There are no other potential claimants related to this matter. This pretax expense is presented in the Consolidated Statements of Operations as a separate charge "Arbitration and claim settlements."

16. Restructuring and Other Costs, Net

The Company incurred net restructuring and other costs of $8,133,000 in 2020. There were no restructuring and other costs in 2021 or 2019. Restructuring costs incurred during the year ended December 31, 2020 were predominantly comprised of severance costs, asset impairments, and lease termination costs. Severance and other termination costs relate to efforts to consolidate and streamline various functions of our workforce, both in operations and administrative functions. Asset impairments, including costs incurred for obsolete software, relate to decisions to close certain operations, and lease termination costs related to the exiting of certain leased facilities. These costs were partially offset by certain non-operating credits that occurred related to a cost method investment and sale of internet protocol addresses. The following table shows the costs incurred by type of restructuring activity:

Year ended December 31	2021	2020	2019
	(In thousands)
Severance benefits	$—	$9,350	$—
Asset impairments and lease termination costs	—	2,538	—
Gain on fair value remeasurement of cost and equity method investments	—	(1,099)	—
Liquidation dividend from a cost method investment	—	(1,247)	—
Gain on sale of internet protocol addresses	—	(1,409)	—
Total restructuring and other costs, net	$—	$8,133	$—

As of December 31, 2021, the following liabilities remained on the Company's Consolidated Balance Sheets related to restructuring charges recorded in 2020. The rollforwards of these costs to December 31, 2021 were as follows:

Restructuring Charges	Accrued compensation and related costs	Other accrued liabilities	Total
Balance at December 31, 2019	342	472	814
Additions	9,112	648	9,760
Adjustments to accruals	(453)	(472)	(925)
Cash payments	(5,632)	(58)	(5,690)
Balance at December 31, 2020	3,369	590	3,959
Additions	—	—	—
Adjustments to accruals	(561)	27	(534)
Cash payments	(2,520)	(489)	(3,009)
Balance at December 31, 2021	$288	$128	$416

17. Subsequent Events

Segment Realignment

In connection with the realignment of management responsibilities subsequent to January 1, 2022, the Company has realigned its operating segments by moving to a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. The Company's revised reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of the previously reported Crawford Loss Adjusting segment in the U.S. and Canada, including Global Technical Services and edjuster. The Canadian operations will include all operations within that country, including those previously reported within the Crawford TPA Solutions and Crawford Platform Solutions segments.
•
International Operations, which services the global property and casualty market outside North America. This is comprised of the previously reported Crawford Loss Adjusting segment outside of North America, including Crawford Legal Services which was previously within the Crawford TPA Solutions segment. The International Operations will include all operations within the respective countries, including those previously reported within the Crawford TPA Solutions and Crawford Platform Solutions segments.
•
Broadspire, which provides third party administration for workers' compensation, auto and liability, disability absence management, medical management, and accident and health to corporations, brokers and insurers in the U.S.
•
Platform Solutions, which consists of the Contractor Connection, Networks, and Subrogation service lines in the U.S. The Networks service line includes Catastrophe operations and WeGoLook.

The succeeding interim and annual periods will disclose the reportable segments under the new basis with prior periods restated to reflect the change.

Asset Disposition

The Company sold its Canadian head office building in Kitchener, Ontario Canada in the first quarter of 2022 for $3.1 million and expects to recognize an estimated pretax gain on disposal of $1.8 million.

Repurchase Authorization

On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization which had a remaining authorization to purchase 413,317 shares at December 31, 2021. Under the new repurchase program, repurchases may be made through December 31, 2023 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The new authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate.

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

March 14, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford & Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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

Revenue Recognition for Lifetime Claim Handling
Description of the Matter

At December 31, 2021, the Company’s deferred revenues related to lifetime claim handling arrangements was approximately $38 million. As discussed in Note 2 to the consolidated financial statements, revenue is recognized over time as the related services are provided and performance obligations are satisfied. Revenue is recognized based on historical claim closure rates and claim type based on time elapsed for these claims, utilizing a portfolio approach. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues, which represents a contract liability.

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

Valuation of Intangible Assets and Contingent Consideration Liabilities Resulting from the Acquisition of edjuster Inc. and Praxis Consulting, Inc.

As described in Note 3 to the consolidated financial statements, the Company acquired edjuster Inc. (“edjuster”) and Praxis Consulting, Inc. (“Praxis”) for initial cash consideration of $21.3 million and $42.3 million, respectively, and future contingent earnout payments of up to $13.3 million and $10 million, respectively. The Company accounted for the business combinations by recognizing the assets acquired and liabilities assumed at their estimated acquisition date fair values. Among the assets acquired, the Company recognized intangible assets of $20 million related to Praxis customer relationships. Additionally, the Company recognized contingent consideration liabilities of $6.5 million in total for edjuster and Praxis.

Auditing the Company’s accounting for these business combinations was complex and subjective due to the significant estimation required by management to determine the fair values of the Praxis customer relationships and the contingent consideration liabilities for edjuster and Praxis. The Company used the income approach to estimate the fair value of the customer relationships and a Monte Carlo simulation model to estimate the fair value of the contingent consideration liabilities. The significant assumptions used to estimate the fair value of the customer relationship intangible assets and contingent consideration liabilities included projected revenues, existing customer attrition rates, projected EBITDA, discount rates, and volatility during the contingent consideration earnout period. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

We tested the Company’s controls over review of the fair values of the customer relationship intangible assets and contingent consideration liabilities. This included testing controls over management’s review of the projected results, customer attrition rates, discount rates and volatility during the contingent consideration earnout period.

To test the fair values of the customer relationship intangible assets and contingent consideration liabilities, we performed audit procedures that included, among others, assessing valuation methodologies and testing the significant assumptions and underlying data used by the Company. For example, we evaluated the reasonableness of management’s projected revenues, customer attrition rates, and EBITDA margins used in the fair value estimates by comparing those assumptions to the historical results of the acquired businesses and to current industry, market, and economic forecasts. We also involved our valuation specialists to evaluate the valuation methodologies and reasonableness of the discount rates and volatility assumptions used in the estimates. As part of this evaluation, we compared discount rates and volatility assumptions to market data. In addition, we performed sensitivity analyses on the significant assumptions to evaluate the change in the fair values of the customer relationship intangible assets and contingent consideration liabilities that would result from the changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

March 14, 2022

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Praxis Consulting, edjuster, and HBA Group, which are included in the 2021 consolidated financial statements of the Company and constituted 11.9% of total assets as of December 31, 2021 and 1.6% and (0.3%) of revenues and net income, respectively, for the year then ended, including acquired intangibles.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on Internal Control Over Financial Reporting

We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crawford & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Praxis Consulting, Inc., edjuster Inc., and HBA Group, which are included in the 2021 consolidated financial statements of the Company and constituted 11.9% of total assets as of December 31, 2021 and 1.6% and (0.3%) of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Praxis Consulting, Inc., edjuster Inc., and HBA Group.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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

March 14, 2022

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2022 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2021, and is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•
Consolidated Balance Sheets as of December 31, 2021 and 2020
•
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019
•
Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2021, 2020, and 2019
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019
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

3.1

Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2021).

3.2

Restated By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

4.1	Description of Registrant’s Securities.
10.1*

Crawford & Company Non-Employee Director Stock Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 8, 2019).

10.2*

Crawford & Company Supplemental Executive Retirement Plan as amended and restated December 20, 2007, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.3*	Crawford & Company Deferred Compensation Plan, as amended and restated as of January 1, 2017.
10.4*

Crawford & Company amended and restated Executive Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration statement on Form S-8 (File No. 333-199915) filed with the Securities and Exchange Commission on November 6, 2014).

10.5*	Form of Restricted Share Unit Award under the Registrant's 2016 Omnibus Stock and Incentive Plan.
10.6*	Form of Performance Share Unit Award under the Registrant's 2016 Omnibus Stock and Incentive Plan.
10.7*

Crawford & Company 2016 Omnibus Stock and Incentive Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 8, 2019).

10.8*

Crawford & Company 2016 Management Team Incentive Compensation Plan (incorporated by reference to Appendix C to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 11, 2016).

10.9*

Terms of Employment Agreement between W. Bruce Swain, Jr. and the Registrant, dated October 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.10*

Terms of Employment Agreement between Larry Thomas and the Registrant, dated October 28, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.11*	Terms of Employment Agreement between Michael J. Hoberman and the Registrant, dated February 6, 2021.

Exhibit No.	Document

10.12*

Executive Employment Agreement, dated as of April 23, 2020, by and between Joseph Blanco and Crawford & Company (incorporated by reference to Exhibit 10.3 to the Registrants’ Current Report on Form 8-K filed on April 27, 2020).

10.13*	Employment Agreement between Rohit Verma and the Registrant dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Reporting on Form 8-K filed on April 27, 2020).
10.14

Credit Agreement, dated as of November 5, 2021, among Crawford & Company, Crawford & Risk Services Investments Limited, Crawford & Company (Canada) Inc., and Crawford & Company (Australia) Pty. Ltd., as borrowers, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Australian Security Trustee, UK Security Trustee, Swing Line Lender and an L/C Issuer, and the other Swing Line Lenders from time to time party hereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.15

Pledge and Security Agreement, dated as of November 5, 2021, by and among the Company, the Company's guarantor subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.16

Guaranty Agreement, dated as of November 5, 2021, by Crawford & Company, the Company's guarantor subsidiaries party thereto and Bank of America N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.17	Director Compensation Summary Term Sheet.
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 14, 2022	By	/s/ Rohit Verma
ROHIT VERMA, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 14, 2022	/s/ Rohit Verma
ROHIT VERMA, Chief Executive Officer (Principal Executive Officer) and Director

Date	March 14, 2022	/s/ Joseph O. Blanco
JOSEPH O. BLANCO, President and Director

Date	March 14, 2022	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date	March 14, 2022	/s/ Dalerick M. Carden
DALERICK M. CARDEN, Senior Vice President and Controller (Principal Accounting Officer)

Date	March 14, 2022	/s/ Dame Inga K. Beale
DAME INGA K. BEALE, Director

Date	March 14, 2022	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 14, 2022	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	March 14, 2022	/s/ Lisa G. Hannusch
LISA G. HANNUSCH, Director

Date	March 14, 2022	/s/ Michelle E. Jarrard
MICHELLE E. JARRARD, Director

Date	March 14, 2022	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	March 14, 2022	/s/ Rahul Patel
RAHUL PATEL, Director

Date	March 14, 2022	/s/ D. Richard Williams
D. RICHARD WILLIAMS, Director