Form 10-Q
period 2022-03-31
CRAWFORD & CO
filed 2022-05-09
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2022

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of May 2, 2022, was as follows:

Class A Common Stock, $1.00 par value: 28,894,029

Class B Common Stock, $1.00 par value: 20,073,885

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2022

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Revenues:

Revenues before reimbursements	$279,025	$253,181
Reimbursements	8,764	8,974
Total Revenues	287,789	262,155

Costs and Expenses:

Costs of services provided, before reimbursements	205,581	185,202
Reimbursements	8,764	8,974
Total costs of services	214,345	194,176

Selling, general, and administrative expenses	64,841	58,702

Corporate interest expense, net of interest income of $19 and $31, respectively	1,519	1,582

Total Costs and Expenses	280,705	254,460

Other Income, net	498	810

Income Before Income Taxes	7,582	8,505

Provision for Income Taxes	2,426	2,471

Net Income	5,156	6,034

Net (Income) Loss Attributable to Noncontrolling Interests	(60)	30

Net Income Attributable to Shareholders of Crawford & Company	$5,096	$6,064

Earnings Per Share - Basic:
Class A Common Stock	$0.10	$0.11
Class B Common Stock	$0.10	$0.11

Earnings Per Share - Diluted:
Class A Common Stock	$0.10	$0.11
Class B Common Stock	$0.10	$0.11

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,908	30,824
Class B Common Stock	20,780	22,464

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	31,168	31,106
Class B Common Stock	20,780	22,464

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended March 31,
(In thousands)	2022	2021
Net Income	$5,156	$6,034

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(4,952)	10,624

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $582 and $686, respectively	1,676	1,952

Other Comprehensive (Loss) Income	(3,276)	12,576

Comprehensive Income	1,880	18,610

Comprehensive (income) loss attributable to noncontrolling interests	(74)	44

Comprehensive Income Attributable to Shareholders of Crawford & Company	$1,806	$18,654

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$49,156	$53,228
Accounts receivable, less allowance for expected credit losses of $9,441 and $8,768, respectively	126,388	134,458
Unbilled revenues, at estimated billable amounts	130,417	118,722
Income taxes receivable	4,936	4,936
Prepaid expenses and other current assets	38,613	34,576
Total Current Assets	349,510	345,920
Net Property and Equipment	32,120	33,721
Other Assets:
Operating lease right-of-use assets, net	95,894	99,369
Goodwill	114,710	116,526
Intangible assets arising from business acquisitions, net	95,187	97,571
Capitalized software costs, net	75,958	75,802
Deferred income tax assets	20,790	21,266
Other noncurrent assets	61,465	62,464
Total Other Assets	464,004	472,998
TOTAL ASSETS	$845,634	$852,639

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$32,261	$10,704
Accounts payable	43,141	48,470
Accrued compensation and related costs	80,304	96,018
Self-insured risks	14,145	13,222
Income taxes payable	1,173	1,200
Operating lease liability	23,593	25,238
Other accrued liabilities	54,772	76,884
Deferred revenues	31,872	32,119
Total Current Liabilities	281,261	303,855
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	200,304	164,315
Operating lease liability	86,662	88,408
Deferred revenues	24,187	23,786
Accrued pension liabilities	15,359	17,892
Other noncurrent liabilities	42,385	42,986
Total Noncurrent Liabilities	368,897	337,387
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,587 and 30,996 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	29,587	30,996
Class B common stock, $1.00 par value; 50,000 shares authorized; 20,092 and 20,812 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	20,092	20,812
Additional paid-in capital	75,800	74,229
Retained earnings	254,480	266,369
Accumulated other comprehensive loss	(183,731)	(180,441)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	196,228	211,965
Noncontrolling interests	(752)	(568)
Total Shareholders' Investment	195,476	211,397
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$845,634	$852,639

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$5,156	$6,034
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,099	10,478
Stock-based compensation	1,660	1,609
Gain on sale of property and equipment	(1,747)	(17)
Contingent earnout adjustments	2,056	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,542	888
Unbilled revenues, net	(13,022)	(6,632)
Accrued or prepaid income taxes	266	511
Accounts payable and accrued liabilities	(14,902)	(8,032)
Deferred revenues	402	1,783
Accrued retirement costs	(4,738)	(5,457)
Prepaid expenses and other operating activities	(6,025)	412
Net cash (used in) provided by operating activities	(15,253)	1,577

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(1,340)	(618)
Capitalization of computer software costs	(6,275)	(4,354)
Proceeds from settlement of life insurance policies	—	3,054
Payments for business acquisitions, net of cash acquired	(21,273)	(3,786)
Cash proceeds from sale of property and equipment	3,032	—
Net cash used in investing activities	(25,856)	(5,704)

Cash Flows from Financing Activities:
Cash dividends paid	(3,114)	(3,198)
Repurchases of common stock	(16,089)	(1,190)
Increases in revolving credit facility borrowings	61,816	17,126
Payments on revolving credit facility borrowings	(3,989)	(11,729)
Payments of contingent consideration on acquisitions	(746)	—
Other financing activities	(270)	(399)
Net cash provided by financing activities	37,608	610
Effects of exchange rate changes on cash and cash equivalents	(321)	1,584
Decrease in Cash, Cash Equivalents, and Restricted Cash	(3,822)	(1,933)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	53,689	44,656
Cash, Cash Equivalents, and Restricted Cash at End of Period	$49,867	$42,723

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2022	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2022	$30,996	$20,812	$74,229	$266,369	$(180,441)	$211,965	$(568)	$211,397
Net income	—	—	—	5,096	—	5,096	60	5,156
Other comprehensive (loss) income	—	—	—	—	(3,290)	(3,290)	14	(3,276)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,114)	—	(3,114)	—	(3,114)
Stock-based compensation	—	—	1,660	—	—	1,660	—	1,660
Repurchases of common stock	(1,498)	(720)	—	(13,871)	—	(16,089)	—	(16,089)
Shares issued in connection with stock-based compensation plans, net	89	—	(89)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022	$29,587	$20,092	$75,800	$254,480	$(183,731)	$196,228	$(752)	$195,476

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2021	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2021	$30,847	$22,510	$67,193	$265,245	$(198,856)	$186,939	$(11)	$186,928
Net income	—	—	—	6,064	—	6,064	(30)	6,034
Other comprehensive income (loss)	—	—	—	—	12,590	12,590	(14)	12,576
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,198)	—	(3,198)	—	(3,198)
Stock-based compensation	—	—	1,609	—	—	1,609	—	1,609
Repurchases of common stock	(90)	(59)	—	(1,041)	—	(1,190)	—	(1,190)
Shares issued in connection with stock-based compensation plans, net	93	—	(87)	—	—	6	—	6
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(207)	(207)
Balance at March 31, 2021	$30,850	$22,451	$68,715	$267,070	$(186,266)	$202,820	$(262)	$202,558

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity, global pandemics such as COVID-19, and other macroeconomic uncertainties, the Company's operating results for the three months ended March 31, 2022 and financial position as of March 31, 2022 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2022 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 other than as disclosed herein.

In January 2022, the Company has realigned its operating segments by moving to a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. Certain prior period amounts among the Company’s reportable segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results. Significant intercompany transactions have been eliminated in consolidation.

The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2021 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2022 and December 31, 2021, the liabilities of the deferred compensation plan were $6,831,000 and $7,060,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $9,963,000 and $9,925,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company took advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits in the U.S., of which $6,481,000 remains deferred until December 31, 2022.

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in the first, second and third quarters of 2021. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense. The Company recognized $1,877,000 CEWS benefits in the three months ended March 31, 2021, and no benefits in the 2022 period. No future benefits are expected.

2. Recently Issued Accounting Standards

Adoption of New Accounting Standards

There were no recently issued accounting standards adopted by the Company.

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

The Company's North America Loss Adjusting and International Operations segments generate revenue for adjusting services provided to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property and certain types of personal property. These segments also generate revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries. The Company charges on a fee-per-claim basis for each optional purchase of the claims management services exercised by its customer. The Company also performs Legal Services within its International Operations segment. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore, revenue is recognized when the customer receives the service requested.

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
U.S.	$40,178	$34,986
Canada	24,260	21,312
Total North America Loss Adjusting Revenues before Reimbursements	$64,438	$56,298

The following table presents International Operations revenues before reimbursements disaggregated by service line for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
UK	$30,909	$29,856
Europe	23,667	21,744
Australia	17,131	18,237
Asia	5,659	5,119
Latin America	5,661	5,690
International Loss Adjusting	$83,027	$80,646

UK	$3,141	$2,278
Australia	1,586	1,544
Latin America	1,518	1,999
Crawford Legal Services	$6,245	$5,821
Total International Operations Revenues before Reimbursements	$89,272	$86,467

The Company’s Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of the claims management services to its customer. Broadspire also provides Risk Management Information Services. For non-claim services provided in our Claims Management and Medical Management service lines, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Claims Management	$39,551	$38,151
Medical Management	36,903	36,125
Total Broadspire Revenues before Reimbursements	$76,454	$74,276

The Company's Crawford Platform Solutions segment principally generates revenues through its Contractor Connection, Networks and Subrogation service lines.

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

The Subrogation service line provides subrogation recovery and consultative services for the property and casualty insurance industry. Revenue is recognized at a point in time when the subrogation is successful and control of that recovery is consumed and transferred to the customer.

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Contractor Connection	$15,263	$16,517
Networks	27,526	19,623
Subrogation	6,072	—
Total Platform Solutions Revenues before Reimbursements	$48,861	$36,140

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

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the Company’s unaudited Condensed Consolidated Balance Sheets, which represents a contract liability. These fixed-fee service agreements typically result from the Broadspire segment and require the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where it handles a claim on a non-lifetime basis, the Company typically receives an additional fee on each anniversary date that the claim remains open. For service agreements where it provides services for the life of the claim, the Company is paid one upfront fee regardless of the duration of the claim. The Company recognizes deferred revenues as revenues as it performs services and transfers control of the services to the customer and satisfies the performance obligation which it determines utilizing a portfolio approach.

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

The table below presents the deferred revenues balance as of January 1, 2022 and the significant activity affecting deferred revenues during the three months ended March 31, 2022:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2022	$55,905
Quarterly additions	19,621
Revenue recognized from the prior periods	(14,682)
Revenue recognized from current quarter additions	(4,785)
Balance as of March 31, 2022	$56,059

Remaining Performance Obligations

As of March 31, 2022, the Company had $98,500,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claims processing has not yet occurred. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

The provision for income taxes on consolidated income before income taxes totaled a provision of $2,426,000 and $2,471,000 for the three months ended March 31, 2022 and 2021. The overall effective tax rate increased to 32.0% for the three months ended March 31, 2022 compared with 29.1% for the 2021 period primarily due to losses in certain international operations.

6. Defined Benefit Pension Plans

Net periodic benefit related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 included the following components:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Service cost	$345	$303
Interest cost	3,394	2,818
Expected return on assets	(6,419)	(6,270)
Amortization of actuarial loss	2,527	2,642
Net periodic benefit	$(153)	$(507)

For the three months ended March 31, 2022 and 2021, the non-service components of net periodic pension benefit of $498,000 and $(810,000), respectively, are included in "Other Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the three months ended March 31, 2022, the Company made no contributions to the U.S. defined benefit pension plan and $160,000 to the U.K. defined benefit pension plans, respectively, as compared with no contributions to the U.S. defined benefit pension plan and $157,000 to the U.K. defined benefit pension plans during the three months ended March 31, 2021.

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2021 and 2022, the Board of Directors has declared the same dividend on CRD-A and CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$1,185	$797	$1,658	$1,208
Dividends paid	1,865	1,249	1,851	1,347
Net income attributable to common shareholders, basic	$3,050	$2,046	$3,509	$2,555

Denominator:
Weighted-average common shares outstanding, basic	30,908	20,780	30,824	22,464
Earnings per share - basic	$0.10	$0.10	$0.11	$0.11

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$1,189	$793	$1,664	$1,202
Dividends paid	1,865	1,249	1,851	1,347
Net income attributable to common shareholders, diluted	$3,054	$2,042	$3,515	$2,549

Denominator:
Weighted-average common shares outstanding, basic	30,908	20,780	30,824	22,464
Weighted-average effect of dilutive securities	260	—	282	—
Weighted-average common shares outstanding, diluted	31,168	20,780	31,106	22,464
Earnings per share - diluted	$0.10	$0.10	$0.11	$0.11

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Shares underlying stock options excluded	1,542	972
Performance stock grants excluded because performance conditions have not been met (1)	625	200

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months ended March 31, 2022 and 2021. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
CRD-A issued under the Non-Employee Director Stock Plan	94	92
CRD-A issued under the U.K. ShareSave Scheme	—	1
CRD-A issued under the Employee Stock Purchase Plan	(6)	—

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). The Company’s Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At March 31, 2022, there were no remaining shares authorized to repurchase under the 2019 Repurchase Authorization.

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

During the three months ended March 31, 2022, the Company repurchased 1,498,084 shares of CRD-A and 719,874 shares CRD-B at an average cost of $7.23 and $7.31, respectively. During the three months ended March 31, 2021, the Company repurchased 90,062 shares of CRD-A and 58,837 shares of CRD-B at an average cost of $8.05 and $7.90, respectively.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $562,000 and $822,000 for the three months ended March 31, 2022 and 2021, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended March 31, 2022
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(21,760)	$(158,681)	$(180,441)
Other comprehensive loss before reclassifications	(4,966)	—	(4,966)
Amounts reclassified from accumulated other comprehensive income to net income	—	1,676	1,676
Net current period other comprehensive (loss) income	(4,966)	1,676	(3,290)
Ending balance	$(26,726)	$(157,005)	$(183,731)

	Three Months Ended March 31, 2021
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(30,792)	$(168,064)	$(198,856)
Other comprehensive income before reclassifications	10,638	—	10,638
Amounts reclassified from accumulated other comprehensive income to net income	—	1,952	1,952
Net current period other comprehensive income	10,638	1,952	12,590
Ending balance	$(20,154)	$(166,112)	$(186,266)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2022
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,028	$10,028	$—	$—

Liabilities:
Contingent earnout liability (2)	14,288	—	—	14,288

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The contingent earnout liability relates to businesses acquired in 2021 and 2020. See Note 12, "Business Acquisitions" for more information. The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data. The Company recognized a pretax contingent earnout expense totaling $2,056,000 in the 2022 first quarter related to the fair value adjustment of earnout liabilities arising from recent acquisitions. The fair value adjustment is based on favorable changes to projections of acquired entities over the respective earnout periods, which span multiple years. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three months ended March 31, 2022. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Nonrecurring Fair Value Disclosures

The Company performed a goodwill impairment assessment immediately before and after the January 1, 2022 change in operating segments, neither of which resulted in any additional impairment charges.

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

10. Segment Information

As of January 1, 2022, the Company has realigned its operating segments by moving to a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. The Company's revised reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of the previously reported Crawford Loss Adjusting segment in the U.S. and Canada, including Global Technical Services and edjuster. The Canadian operations include all operations within that country, including those previously reported within the Crawford TPA Solutions and Crawford Platform Solutions segments.
•
International Operations, which services the global property and casualty market outside North America. This is comprised of the previously reported Crawford Loss Adjusting segment outside of North America, including Crawford Legal Services which was previously within the Crawford TPA Solutions segment. The International Operations include all operations within the respective countries, including those previously reported within the Crawford TPA Solutions and Crawford Platform Solutions segments.
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

Financial information for the three months ended March 31, 2022 and 2021 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Revenues:
North America Loss Adjusting	$64,438	$56,298
International Operations	89,272	86,467
Broadspire	76,454	74,276
Platform Solutions	48,861	36,140
Total segment revenues before reimbursements	279,025	253,181
Reimbursements	8,764	8,974
Total revenues	$287,789	$262,155

Segment Operating Earnings (Loss)
North America Loss Adjusting	$4,135	$4,361
International Operations	(3,067)	(673)
Broadspire	6,434	6,734
Platform Solutions	8,038	4,018
Total segment operating earnings	15,540	14,440

Deduct:
Unallocated corporate and shared costs, net	(2,452)	(1,414)
Net corporate interest expense	(1,519)	(1,582)
Stock option expense	(205)	(140)
Amortization of customer-relationship intangible assets	(1,726)	(2,799)
Contingent earnout adjustments	(2,056)	—
Income before income taxes	$7,582	$8,505

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represents segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, income taxes, and net income or loss attributable to noncontrolling interests.

Segment operating earnings includes allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four operating segments, prior period amounts presented in the current period financial statements are adjusted to conform to the current allocation process.

Intersegment transactions are not material for any period presented. Certain of the Company’s reportable segments represent the aggregation of certain business units which represent separate operating segments.

Revenues before reimbursements by major service line in the International Operations, Broadspire and Platform Solutions segments are shown in the following table. The Company considers all North America Loss Adjusting revenues to be primarily derived from one service line.

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
International Operations
International Loss Adjusting	$83,027	$80,645
Crawford Legal Services	6,245	5,822
Total Revenues before Reimbursements--International Operations	$89,272	$86,467

Broadspire
Claims Management	$39,551	$38,151
Medical Management	36,903	36,125
Total Revenues before Reimbursements--Broadspire	$76,454	$74,276

Platform Solutions
Contractor Connection	$15,263	$16,517
Networks	27,526	19,623
Subrogation	6,072	—
Total Revenues before Reimbursements--Platform Solutions	$48,861	$36,140

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At March 31, 2022, the aggregate committed amount of letters of credit outstanding under the credit facility was $11,277,000.

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

The Company is subject to numerous federal, state, and foreign labor, employment, worker health and safety, antitrust and competition, environmental and consumer protection, import/export, anti-corruption, and other laws. From time to time the Company faces claims and investigations by employees, former employees, and governmental entities under such laws or employment contracts with such employees or former employees. In addition, the Company may on occasion be engaged in disputes with certain of its clients, vendors or other trading partners. Such claims, investigations, negotiations, and any litigation involving the Company could divert management's time and attention from the Company's business operations and could potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on the Company's results of operations, financial position, and cash flows. In the opinion of Company management, adequate provisions have been made for any items that are probable and reasonably estimable.

12. Business Acquisitions

HBA Group Acquisition

On November 1, 2020, the Company acquired 100% of HBA Group and its subsidiaries ("HBA") in Australia. HBA is a legal services provider that will complement the Company’s International Operations segment in Australia.

The acquisition was funded primarily through additional borrowings under the Company's credit facility. The purchase price included an initial cash payment of $4,026,000 and a maximum of $3,200,000 payable over four years based on achievement of certain revenue and EBITDA performance goals as set forth in the purchase agreement. The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,409,000. At March 31, 2022, there were no material changes in the range of expected outcomes or the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Final acquisition accounting for this acquisition was completed as of March 31, 2022. Adjustments recorded during the three months ended March 31, 2022 include a reduction in goodwill and deferred tax liability of $827,000. The financial results of certain of the Company’s international subsidiaries, including HBA, are included in the Company’s consolidated financial statements on a two-month delayed basis. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies.

edjuster Inc. Acquisition

On August 23, 2021, the Company acquired 100% of edjuster Inc. in Canada and its U.S. subsidiary (collectively "edjuster"). edjuster is a technology-enabled, end-to-end contents services provider and platform. This acquisition will enable the Company to expand its capability in the North American claims contents services market. The purchase price included an initial cash payment of $20,875,000, a working capital adjustment of $433,000, and an earn-out potential up to $13,334,000 based on the achievement of certain EBITDA performance goals over two one-year periods, beginning January 2022. The acquisition was funded primarily through additional borrowings under the Company’s credit facility.

This acquisition was accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. The results of edjuster are reported in the North America Loss Adjusting segment. Goodwill is attributable to the assembled workforce acquired, and expected revenue and cost synergies as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

The preliminary acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,437,000. At March 31, 2022, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, royalty rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed, including, but not limited to intangible assets, accrued expenses, tax liabilities and goodwill. As additional information becomes available, the Company may further revise its preliminary acquisition accounting during the remainder of the measurement period, which will not exceed 12 months from the date of acquisition. The Company may update certain assumptions and inputs to incorporate additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

Praxis Consulting Inc. Acquisition

On October 1, 2021, the Company acquired 100% of Praxis Consulting Inc. ("Praxis"), and an established subrogation claims service provider in the U.S. The acquisition allows the Company to expand its footprint in the U.S. subrogation claims market.

The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included a cash payment of $21,544,000, a working capital adjustment payable of $735,000, a deferred cash payment of $20,000,000 which was paid in February 2022, and an earn-out potential up to $10,000,000 based on the achievement of certain revenue performance goals over two one-year periods, beginning February 2022. The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. The fair value of the contingent consideration payable was increased to $6,124,000 at March 31, 2022 from $4,068,000 at the acquisition date based on revised internal revenue forecasts. Accordingly, the Company recognized $2,056,000 from changes in the fair value of contingent consideration in "Selling, general, and administrative expenses" on the Consolidated Statement of Operations. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The Company is in the process of reviewing the fair value of the assets and liabilities assumed, including, but not limited to intangible assets, accrued expenses, tax liabilities and goodwill. As additional information becomes available, the Company may further revise its preliminary acquisition accounting during the remainder of the measurement period, which will not exceed 12 months from the date of acquisition. The Company may update certain assumptions and inputs to incorporate additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

The results of Praxis Consulting are reported in the Platform Solutions segment. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company expects that goodwill attributable to the acquisition will be deductible for tax purposes.

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

The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $568,000. At March 31, 2002, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The Company is in the process of reviewing the fair value of the assets and liabilities assumed, including, but not limited to intangible assets, accrued expenses, tax liabilities and goodwill. As additional information becomes available, the Company may further revise its preliminary acquisition accounting during the remainder of the measurement period, which will not exceed 12 months from the date of acquisition. The Company may update certain assumptions and inputs to incorporate additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

The financial results of certain of the Company’s international subsidiaries, including BosBoon, are included in the Company’s consolidated financial statements on a two-month delayed basis. The results of BosBoon are reported in the International Operations segment. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of acquisition date are presented in the following table:

	HBA Group	edjuster Inc.	Praxis Consulting Inc.	BosBoon Expertise Group B.V.
	November 1, 2020	August 23, 2021	October 1, 2021	October 1, 2021
	(In thousands)
Tangible assets
Cash and cash equivalents	$240	$1,723	$—	$—
Accounts receivable	1,081	1,518	119	469
Unbilled revenues	598	1,531	—	597
Right-of-use lease assets	1,502	418	430	586
Other assets	205	1,520	316	75
Total tangible assets	3,626	6,710	865	1,727
Intangible assets
Customer relationships	1,574	5,346	20,000	1,384
Developed technology	—	2,673	1,500	—
Non-compete agreements	—	157	225	—
Tradenames	—	1,101	2,125	346
Goodwill	5,406	12,799	26,195	1,571
Total intangible assets	6,980	22,076	50,045	3,301
Total assets acquired	10,606	28,786	50,910	5,028

Liabilities assumed
Current liabilities	2,532	2,066	4,133	1,430
Operating lease liabilities	1,502	418	430	586
Tax liabilities	137	2,557	—	378
Total liabilities assumed	4,171	5,041	4,563	2,394

Net assets acquired	$6,435	$23,745	$46,347	$2,634

Purchase price (cash)	$4,026	$20,875	$21,544	$2,066
Deferred purchase consideration payable	—	433	20,735	—
Fair value of contingent consideration	2,409	2,437	4,068	568
Fair value of total consideration transferred	$6,435	$23,745	$46,347	$2,634

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

	Fair Value	Weighted-Average Amortization Period (Years)
	(In thousands)
Amortizable intangible assets
Customer relationships	$28,304	14
Developed technology	4,173	9
Non-compete agreements	382	5
Tradenames	3,572	5
Total amortizable intangible assets	$36,431

13. Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. Cash balances that are legally restricted as to usage or withdrawal are separately included in "Prepaid expenses and other current assets" within the Company's unaudited Condensed Consolidated Balance Sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown within the Company's unaudited Condensed Consolidated Statement of Cash Flows:

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$49,156	$53,228	$42,723	$44,656
Restricted cash within prepaid expenses and other current assets	711	461	—	—
Total cash, cash equivalents and restricted cash	$49,867	$53,689	$42,723	$44,656

14. Subsequent Events

On April 1, 2022, the Company purchased assets associated with R.P. van Dijk B.V., a bodily injury loss adjusting company based in the Netherlands. The purchase price includes an initial cash consideration of $4,400,000, and a maximum of $2,200,000 payable over the next two years based on achieving certain financial goals, as defined in the purchase agreement. This acquisition will expand the Company's network in the Netherlands and strengthen its bodily injury loss adjusting service offering by adding a highly qualified team of adjusters experienced in managing complex loss events resulting in injury or death, as well as handling medical liability claims.

This acquisition will be accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. Based upon the timing of this acquisition, the initial accounting for the acquisition is not yet complete as the Company gathers additional information related to the assets acquired and liabilities, including intangible assets, other assets, accrued liabilities, deferred taxes, and uncertain tax positions. The Company is in the process of obtaining third-party valuations of certain intangible assets. The preliminary application of acquisition accounting to the assets acquired, and liabilities assumed, as well as the results of operations will first be reflected in the Company's consolidated financial statements as of and for the quarter ending June 30, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of March 31, 2022, the related condensed consolidated statements of operations and comprehensive income (loss), cash flows and shareholders' investment for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated March 14, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 9, 2022

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2022 and 2021, and as of March 31, 2022, and December 31, 2021, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2021. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawco.com) is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries. Shares of the Company's two classes of common stock are traded on the New York Stock Exchange under the symbols CRD-A and CRD-B, respectively. Our two classes of stock are substantially identical, except with respect to voting rights and the ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

In January 2022, we have realigned our operating segments by moving to a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. Our revised reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of the previously reported Crawford Loss Adjusting segment in the U.S. and Canada, including Global Technical Services and edjuster. The Canadian operations include all operations within that country, including those previously reported within the Crawford TPA Solutions and Crawford Platform Solutions segments.
•
International Operations, which services the global property and casualty market outside North America. This is comprised of the previously reported Crawford Loss Adjusting segment outside of North America, including Crawford Legal Services which was previously within the Crawford TPA Solutions segment. The International Operations include all operations within the respective countries, including those previously reported within the Crawford TPA Solutions and Crawford Platform Solutions segments.
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

As discussed in more detail in subsequent sections of this MD&A, our four reportable segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements increased $25.8 million, or 10.2%, for the three months ended March 31, 2022 compared with the same period of 2021. This increase was primarily due to an increase in our North America Loss Adjusting and Platforms Solutions operating segments due to an increase in new client growth. Changes in foreign exchange rates reduced our consolidated revenues before reimbursements by $2.8 million, or 1.1%, for the three months ended March 31, 2022 as compared with the prior year period. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three months ended March 31, 2022.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended March 31, 2021
(in thousands, except percentages)	March 31, 2022	March 31, 2021	Variance	March 31, 2022	% Variance
Revenues:
North America Loss Adjusting	$64,438	$56,298	14.5%	$64,445	14.5%
International Operations	89,272	86,467	3.2%	92,081	6.5%
Broadspire	76,454	74,276	2.9%	76,454	2.9%
Platform Solutions	48,861	36,140	35.2%	48,861	35.2%
Total revenues before reimbursements	279,025	253,181	10.2%	281,841	11.3%
Reimbursements	8,764	8,974	(2.3)%	8,935	(0.4)%
Total Revenues	$287,789	$262,155	9.8%	$290,776	10.9%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $28.7 million, or 11.3%, for the three months ended March 31, 2022. Revenues from the North America Loss Adjusting segment increased in the three months ended March 31, 2022 due to an increase in the U.S. and due to the recent acquisition of edjuster, Inc. Revenues from the International Operations segment increased for the quarter in most regions due to an increase in weather related activity. Revenues from the Broadspire segment increased for the quarter due to an increase in case activity. Revenues from the Platform Solutions segment increased primarily due to an increase in Networks and due to the recent acquisition of Praxis Consulting. There was a $10.7 million increase in total company revenues in the 2022 first quarter as a result of acquisitions in 2021. See Note 12, “Business Acquisitions” of our accompanying consolidated financial statements for more details of this activity.

Overall, there was an increase in cases received of 18.8% for the three months ended March 31, 2022 compared with the 2021 period, primarily due to increases in all operating segments, including 15,700, or 3.3% of cases received, as a result of recent acquisitions.

Cases received are presented below by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2022	March 31, 2021	Variance
North America Loss Adjusting	76,993	68,300	12.7%
International Operations	137,090	104,704	30.9%
Broadspire	138,920	125,176	11.0%
Platform Solutions	109,992	91,612	20.1%
Total Crawford Cases Received	462,995	389,792	18.8%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three months ended March 31, 2022:

		Three Months Ended
		March 31, 2022		March 31, 2021
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$165,493	59.3%	$145,402	57.4%
U.K.	GBP	34,050	12.2%	32,223	12.7%
Canada	CAD	24,260	8.7%	21,234	8.4%
Australia	AUD	18,717	6.7%	24,210	9.6%
Europe	EUR	13,272	4.8%	13,264	5.2%
Rest of World		23,233	8.3%	16,848	6.7%
Total Revenues, before reimbursements		$279,025		$253,181

Costs of services provided, before reimbursements, increased $20.4 million, or 11.0%, for the three months ended March 31, 2022 as compared with the 2021 period. This increase was primarily due to an increase in compensation expense, including incentive compensation and other costs in each of our operating segments resulting from the higher revenues, and the impact of recent acquisitions.

Selling, general, and administrative ("SG&A") expenses increased $6.1 million, or 10.5%, in the three months ended March 31, 2022 as compared with the 2021 period. This increase was due to an increase in compensation expense, the impact of recent acquisitions, and contingent earnout adjustments, partially offset by a gain on the sale of our Canadian head office building.

We sold our Canadian head office building in Kitchener, Ontario Canada in the first quarter of 2022 for $3.1 million and recognized a pretax gain on disposal of $1.8 million. This gain is recorded as a credit within Unallocated Corporate and Shared Costs and is included in “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations.

We received a benefit from the Canada Emergency Wage Subsidy ("CEWS") totaling $1.9 million in the three months ended March 31, 2021 due to the negative economic impact of COVID-19 in that country. There was no similar benefit in the 2022 first quarter. This subsidy is recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on classification of the employees.

Operating Earnings of our Operating Segments

We believe that a discussion and analysis of the segment operating earnings of our operating segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 280 "Segment Reporting." Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation and certain compensation decisions.

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represents segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, income taxes, and net income or loss attributable to noncontrolling interests.

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

Income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, and contingent earnout adjustments are recurring components of our net income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and vary significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and the Board of Directors, affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Contingent earnout adjustments represent fair value adjustments of earnout liabilities arising from recent acquisitions. Amortization expense is a non-cash expense for finite-lived customer-relationship and trade name intangible assets acquired in business combinations. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment's operating activities on a consistent basis.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, and unallocated corporate and shared costs and credits follows the discussion and analysis of the results of operations of our four operating segments.

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

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2022	March 31, 2021
Revenues:
North America Loss Adjusting	$64,438	$56,298
International Operations	89,272	86,467
Broadspire	76,454	74,276
Platform Solutions	48,861	36,140
Total Revenues before reimbursements	279,025	253,181
Reimbursements	8,764	8,974
Total Revenues	$287,789	$262,155
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$46,497	$40,287
% of related revenues before reimbursements	72.2%	71.6%
International Operations	63,006	60,356
% of related revenues before reimbursements	70.6%	69.8%
Broadspire	47,949	45,670
% of related revenues before reimbursements	62.7%	61.5%
Platform Solutions	31,851	23,271
% of related revenues before reimbursements	65.2%	64.4%
Total	$189,303	$169,584
% of Revenues before reimbursements	67.8%	67.0%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$13,806	$11,650
% of related revenues before reimbursements	21.4%	20.7%
International Operations	29,333	26,784
% of related revenues before reimbursements	32.9%	31.0%
Broadspire	22,071	21,872
% of related revenues before reimbursements	28.9%	29.4%
Platform Solutions	8,972	8,851
% of related revenues before reimbursements	18.4%	24.5%
Total before reimbursements	74,182	69,157
% of Revenues before reimbursements	26.6%	27.3%
Reimbursements	8,764	8,974
Total	$82,946	$78,131
% of Revenues	28.8%	29.8%
Segment Operating Earnings:
North America Loss Adjusting	$4,135	$4,361
% of related revenues before reimbursements	6.4%	7.7%
International Operations	(3,067)	(673)
% of related revenues before reimbursements	(3.4)%	(0.8)%
Broadspire	6,434	6,734
% of related revenues before reimbursements	8.4%	9.1%
Platform Solutions	8,038	4,018
% of related revenues before reimbursements	16.5%	11.1%
Deduct:
Unallocated corporate and shared costs, net	(2,452)	(1,414)
Net corporate interest expense	(1,519)	(1,582)
Stock option expense	(205)	(140)
Amortization of customer-relationship intangible assets	(1,726)	(2,799)
Contingent earnout adjustments	(2,056)	—
Income before income taxes	7,582	8,505
Provision for income taxes	(2,426)	(2,471)
Net income	5,156	6,034
Net (income) loss attributable to noncontrolling interests	(60)	30
Net income attributable to shareholders of Crawford & Company	$5,096	$6,064

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $4.1 million, or 6.4% of revenues before reimbursements, for the three months ended March 31, 2022, compared with 2021 operating earnings of $4.4 million, or 7.7% of revenues before reimbursements. The decrease in operating earnings in the 2022 first quarter was primarily due to an increase in compensation expense. There was a $0.9 million expense benefit in the 2021 first quarter as a result of the Canada Emergency Wage Subsidy (“CEWS”), compared to no benefit in the 2022 period.

Excluding centralized indirect support costs, gross profit decreased from $11.3 million, or 20.0% of revenues before reimbursements in 2021, to $11.1 million or 17.2% of revenues before reimbursements, in the three months ended March 31, 2022. This decrease was also primarily due to an increase in compensation expense.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three months ended March 31, 2022 and 2021 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for March 31, 2021
Three Months Ended March 31,	2022	2021	Variance	2022	Variance
Revenues	$64,438	$56,298	14.5%	$64,445	14.5%
Direct expenses	53,370	45,043	18.5%	53,373	18.5%
Gross profit	11,068	11,255	(1.7)%	11,072	(1.6)%
Indirect expenses	6,933	6,894	0.6%	6,934	0.6%
Total North America Loss Adjusting Operating Earnings	$4,135	$4,361	(5.2)%	$4,138	(5.1)%

Gross profit margin	17.2%	20.0%	(2.8)%	17.2%	(2.8)%
Operating margin	6.4%	7.7%	(1.3)%	6.4%	(1.3)%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for March 31, 2021
(in thousands, except percentages)	March 31, 2022	March 31, 2021	Variance	March 31, 2022	Variance
U.S.	$40,178	$34,986	14.8%	$40,178	14.8%
Canada	24,260	21,312	13.8%	24,267	13.9%
Total North America Loss Adjusting Revenues before Reimbursements	$64,438	$56,298	14.5%	$64,445	14.5%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $64.4 million in the three months ended March 31, 2022, compared with $56.3 million in the 2021 period. This increase was due to an increase in case volumes from both new and existing clients. The change in exchange rates had a minimal impact on our North America Loss Adjusting segment revenues. There was a $3.6 million increase, or 6.3% increase in North America Loss Adjusting revenues in the quarter as a result of the recent edjuster, Inc. acquisition. There was an increase in segment unit volume, measured principally by cases received, of 12.7% for the three months ended March 31, 2022, compared with the 2021 period. Excluding the impact of cases received from the edjuster Inc. acquisition, changes in product mix and in the rates charged for those services accounted for a 0.1% revenue decrease for the three months ended March 31, 2022 compared with the same period in 2021.

The increase in revenues in the U.S. for the three months ended March 31, 2022 was due to new client growth and a change in the mix of services provided resulting from an increased proportion of high-frequency, low-severity cases. Based on constant foreign exchange rates, there was an increase in revenues in Canada in 2022, compared with 2021, primarily due to the recent edjuster, Inc. acquisition and the recovery from the negative economic impacts of COVID-19 that were present in 2021.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $1.9 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. The slight decrease in reimbursed expenses in the 2022 period was due to a decreased use of third parties in the current period.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2022	March 31, 2021	Variance
U.S.	35,938	35,422	1.5%
Canada	41,055	32,878	24.9%
Total North America Loss Adjusting Cases Received	76,993	68,300	12.7%

Overall, there was an increase in cases received of 12.7% for the three months ended March 31, 2022, compared with the 2021 period. There was an increase in U.S. case volumes in the 2022 first quarter due to a change in the mix of services provided. There was an increase in cases in Canada in the 2022 first quarter due to recovery from COVID-19 which was present in the 2021 period. An increase of 3,000 cases received, or 4.4%, was due to the recent edjuster, Inc. acquisition.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 72.2% for the three months ended March 31, 2022 compared with 71.6% for the 2021 period. The total dollar amount of these expenses increased to $46.5 million for the three months ended March 31, 2022 from $40.3 million for the comparable 2021 period. The increase in amounts was due to the increased revenues and additional 195 employees from the recent acquisition. The increase in the percentage of revenues before reimbursements is due to increased compensation expense, including the variance due to the $0.9 million expense benefit in the 2021 period as a result of CEWS, compared to no benefit in 2022. There was an average of 1,952 full-time equivalent employees in this segment in the three months ended March 31, 2022 compared with an average of 1,734 in the 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $13.8 million for the three months ended March 31, 2022 compared with $11.7 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 21.4% for the three months ended March 31, 2022 compared with 20.7% for the 2021 period. The increase in the current year amount, as well as the increase in percent of revenues before reimbursements, was due to technology investments, an increase in the allowance for credit losses, and integration costs of the recent acquisition.

INTERNATIONAL OPERATIONS SEGMENT

Operating loss in our International Operations segment was a ($3.1) million loss, or (3.4%) of revenues before reimbursements, for the three months ended March 31, 2022, compared with an operating loss of ($0.7) million, or (0.8%) of revenues before reimbursements, in 2021. The decrease in operating earnings in the 2022 first quarter was primarily due to lower profitability in certain international operations and an increase in compensation expense.

Excluding centralized indirect support costs, gross profit decreased from $11.4 million, or 13.1% of revenues before reimbursements in 2021, to $10.0 million, or 11.2% of revenues before reimbursements, in the three months ended March 31, 2022. This decrease was primarily due to lower profitability in certain international operations and an increase in compensation expense.

Operating results for our International Operations segment, including gross profit, for the three months ended March 31, 2022 and 2021 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for March 31, 2021
Three Months Ended March 31,	2022	2021	Variance	2022	Variance
Revenues	$89,272	$86,467	3.2%	$92,081	6.5%
Direct expenses	79,308	75,092	5.6%	81,747	8.9%
Gross profit	9,964	11,375	(12.4)%	10,334	(9.2)%
Indirect expenses	13,031	12,048	8.2%	13,501	12.1%
Total International Operations Operating Loss	$(3,067)	$(673)	(355.7)%	$(3,167)	(370.6)%

Gross profit margin	11.2%	13.1%	(2.0)%	11.2%	(1.9)%
Operating margin	(3.4)%	(0.8)%	(2.6)%	(3.4)%	(2.6)%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for March 31, 2021
(in thousands, except percentages)	March 31, 2022	March 31, 2021	Variance	March 31, 2022	Variance
UK	$34,050	$32,134	6.0%	$34,030	5.9%
Europe	23,667	21,744	8.8%	24,821	14.2%
Australia	18,717	19,781	(5.4)%	19,458	(1.6)%
Asia	5,659	5,119	10.5%	5,880	14.9%
Latin America	7,179	7,689	(6.6)%	7,892	2.6%
Total International Operations Revenues before Reimbursements	$89,272	$86,467	3.2%	$92,081	6.5%

Revenues before reimbursements from our International Operations segment totaled $89.3 million in the three months ended March 31, 2022, compared with $86.5 million in the 2021 period. This increase was due to increases in the U.K., Europe, and Asia. The change in exchange rates decreased our International Operations segment revenues by approximately 3.3%, or $2.8 million, for the three months ended March 31, 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $92.1 million for the three months ended March 31, 2022. There was a $1.0 million increase, or 1.2% increase in International Operations revenues in the quarter as a result of the recent BosBoon acquisition. There was an increase in segment unit volume, measured principally by cases received, of 30.9% for the three months ended March 31, 2022, compared with the 2021 period. 9.9% of this increase was due to an increase of 10,400 high-frequency, low-severity cases received in Latin America for which only minimal revenues are recognized. Excluding these Latin American cases, there was an increase in segment unit volume of 22,000, or 21.0% in International Operations cases received. Changes in product mix and in the rates charged for those services accounted for 15.7% revenue decrease for the three months ended March 31, 2022 compared with the same period in 2021, due to an increase in high-frequency, low severity cases in Europe and Asia.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the three months ended March 31, 2022 was due to an increase in case volumes from both new and existing clients. There was an increase in revenues in Europe in 2022, compared with 2021, due to an increase in high-frequency, low-severity case volume increases in Scandinavia, and the recent acquisition. There was a decrease in revenues in Australia due to a reduction in weather related case activity. There was an increase in revenues in Asia in 2022, compared with 2021, due to an increase in high-frequency, low-severity weather related case activity in the Philippines and Malaysia. There was an increase in revenues in Latin America in 2022 due to an increase in high-frequency, low-severity cases and a change in the mix of services provided.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $6.0 million for each of the three months ended March 31, 2022 and 2021. Although there was an increase in revenues, there was no similar increase in reimbursed expenses due to a change in the mix of claims handled in 2022.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2022	March 31, 2021	Variance
UK	38,705	33,231	16.5%
Europe	56,923	47,499	19.8%
Australia	14,438	14,299	1.0%
Asia	7,521	3,904	92.6%
Latin America	19,503	5,771	237.9%
Total International Operations Cases Received	137,090	104,704	30.9%

Overall, there was an increase in cases received of 30.9% for the three months ended March 31, 2022, compared with the 2021 period. 9.9% of this increase was due to an increase of 10,400 high-frequency, low-severity cases received in Latin America for which only minimal revenues are recognized. Excluding these Latin American cases, there was an increase in segment unit volume of 22,000, or 21.0% in International Operations cases received. There was an increase in case volumes in the U.K. due to increases from both new and existing clients. There was an increase in cases received in Europe in 2022, compared with 2021, due to an increase in high-frequency, low-severity cases in Scandinavia. There was a slight increase in case volumes in Australia. There was an increase in cases received in Asia in 2022, compared with 2021, due to an increase in high-frequency, low-severity weather-related activity in the Philippines and Malaysia. The increase in cases received in Latin America in 2022 is due to an increase in high-frequency, low-severity cases referenced above.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 70.6% for the three months ended March 31, 2022 compared with 69.8% for the 2021 period. The total dollar amount of these expenses increased to $63.0 million for the three months ended March 31, 2022 from $60.4 million for the comparable 2021 period. The increase in amounts was due to the increased revenues and an increase in employees, including 25 from the recent acquisition. The increase in the percentage of revenues before reimbursements is because compensation expense increased higher than the revenues in certain international operations, and higher compensation expense in our legal services business. There was an average of 3,608 full-time equivalent employees in this segment in the three months ended March 31, 2022 compared with an average of 3,453 in the 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $29.3 million for the three months ended March 31, 2022 compared with $26.8 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 32.9% for the three months ended March 31, 2022 compared with 31.0% for the 2021 period. The increase in the current year and the increase in expenses as a percent of revenues before reimbursements were due to technology investments and an increase in administrative support costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $6.4 million, or 8.4% of revenues before reimbursements, for the three months ended March 31, 2022 as compared with $6.7 million, or 9.1% of revenues before reimbursements, for the first quarter of 2021. This decrease was due to an increase in operating and administrative costs which were higher than the increase in revenues.

Excluding centralized indirect support costs, first quarter gross profit decreased from $16.5 million, or 22.2% of revenues before reimbursements, in 2021 to $16.4 million, or 21.5% of revenues before reimbursements in 2022, due to the increase in expenses, primarily from an increase in full time equivalent employees, being higher than the increase in revenues.

Operating results for our Broadspire segment, including gross profit, for the three months ended March 31, 2022 and 2021 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended March 31,	2022	2021	Variance
Revenues	$76,454	$74,276	2.9%
Direct expenses	60,038	57,757	3.9%
Gross profit	16,416	16,519	(0.6)%
Indirect expenses	9,982	9,785	2.0%
Total Broadspire Operating Earnings	$6,434	$6,734	(4.5)%

Gross profit margin	21.5%	22.2%	(0.7)%
Operating margin	8.4%	9.1%	(0.7)%

Revenues before Reimbursements

Broadspire revenues are derived from the global casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	Based on actual exchange rates
(in thousands, except percentages)	March 31, 2022	March 31, 2021	Variance
Claims Management	$39,551	$38,151	3.7%
Medical Management	36,903	36,125	2.2%
Total Broadspire Revenues before Reimbursements	$76,454	$74,276	2.9%

Revenues before reimbursements from our Broadspire segment totaled $76.5 million in the three months ended March 31, 2022 compared with $74.3 million in the 2021 period. This increase was primarily due to an increase in new client growth across both service lines, and general recovery from pandemic-impacted activity in 2021. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 11.0% for the three months ended March 31, 2022 compared with the same period of 2021. Changes in product mix and in the rates charged for those services accounted for an 8.1% revenue decrease for the 2022 first quarter compared with the 2021 period, due to an increase in Disability and A&H claims which have a lower average fee per claim.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.7 million for the three months ended March 31, 2022, compared with $0.4 million in the comparable 2021 period. The increase in reimbursed expenses in the 2022 period was due to the increased revenues and employee travel related to servicing cases from clients.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2022	March 31, 2021	Variance
Claims Management	100,892	91,998	9.7%
Medical Management	38,028	33,178	14.6%
Total Broadspire Cases Received	138,920	125,176	11.0%

Overall case volumes were 11.0% higher for the three months ended March 31, 2022 due to an increase in new clients, an increase in Medical Management referrals, and an increase in Disability and A&H cases volumes. In addition, the 2021 period was negatively impacted by the pandemic in the prior year. Broadspire unit volumes are sensitive to overall employment levels and workplace reported injuries.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended March 31, 2022, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 61.5% in 2021 to 62.7% in 2022. The total dollar amount of these expenses increased to $47.9 million for the three months ended March 31, 2022 from $45.7 million for the comparable 2021 period. The increase in the amounts was due to the increased revenues and an increase in average full-time equivalent employees. The increase in expense as a percent of revenues before reimbursements is due to an increase in compensation. Average full-time equivalent employees in this segment totaled 2,421 in the first three months ended March 31, 2022, compared with 2,215 in the comparable 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 28.9% for the three months ended March 31, 2022, compared with 29.4% in the comparable 2021 period. The amount of these expenses increased slightly from $21.9 million for the three months ended March 31, 2021 to $22.1 million in 2022. The increase in the overall expense was due to higher revenues and higher administrative costs, although there was a slight decrease in the percent of revenues before reimbursements.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $8.0 million for the three months ended March 31, 2022, increasing over operating earnings of $4.0 million in the comparable 2021 period. The segment operating margin increased from 11.1% for the three months ended March 31, 2021, to 16.5% in the comparable 2022 period. The increase in operating earnings was due to an increase in revenues in our Networks service line resulting from new client growth, and due to the recent Praxis Consulting acquisition.

Excluding indirect support costs, gross profit in the first quarter increased from $7.9 million, or 21.8% of revenues before reimbursements in 2021, to $12.5 million, or 25.6% of revenues before reimbursements, in 2022. This increase was due to an increase in revenues in our Networks service line and the recent acquisition.

Operating results for our Platform Solutions segment, including gross profit, for the three months ended March 31, 2022 and 2021 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates
Three Months Ended March 31,	2022	2021	Variance
Revenues	$48,861	$36,140	35.2%
Direct expenses	36,330	28,268	28.5%
Gross profit	12,531	7,872	59.2%
Indirect expenses	4,493	3,854	16.6%
Total Platform Solutions Operating Earnings	$8,038	$4,018	100.0%

Gross profit margin	25.6%	21.8%	3.9%
Operating margin	16.5%	11.1%	5.3%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	Based on actual exchange rates
(in thousands, except percentages)	March 31, 2022	March 31, 2021	Variance
Contractor Connection	$15,263	$16,517	(7.6)%
Networks	27,526	19,623	40.3%
Subrogation	6,072	—	nm
Total Platform Solutions Revenues before Reimbursements	$48,861	$36,140	35.2%

Revenues before reimbursements from our Platform Solutions segment totaled $48.9 million in the three months ended March 31, 2022, compared with $36.1 million in the 2021 period. This increase was primarily due to an increase in case volumes in our Networks service line due to new client growth, and a $6.1 million increase, or 16.8% increase in Platform Solutions revenues, as a result of the recent acquisition.

There was an increase in segment unit volume, measured principally by cases received, of 20.1% for the three months ended March 31, 2022, compared with the 2021 period. Changes in product mix and in the rates charged for those services accounted for a 12.1% revenue increase for the three months ended March 31, 2022, compared with the same period in 2021.

The increase in revenues for the three months ended March 31, 2022 was due to an increase in our Networks service line, and revenues from recent acquisitions. Excluding Subrogation, there was an increase in cases of 6.3% in the 2022 first quarter. This increase was primarily due to increased case volumes from WeGoLook, which had an increase of 10,750 high-frequency, low-severity cases, or 21.9% increase in Networks cases, partially offset by a decrease in Contractor Connection due to the absence of weather related cases that were present in the 2021 first quarter.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Platform Solutions segment were $0.6 million for the three months ended March 31, 2022 compared with $0.9 million in the comparable 2021 period. The decrease was due to a decreased use of third parties in the 2022 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2022	March 31, 2021	Variance
Contractor Connection	38,391	42,594	(9.9)%
Networks	58,948	49,018	20.3%
Subrogation	12,653	—	nm
Total Platform Solutions Cases Received	109,992	91,612	20.1%

Overall case volumes were 20.1% higher in the three months ended March 31, 2022 compared with 2021 due to an increase in our Networks service line and the recent acquisition in our Subrogation service line. Excluding acquisition-related subrogation cases, the increase in cases received was 6.3%. The decrease in cases in the Contractor Connection service line was due to the absence of weather related cases that were present in the 2021 first quarter.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 65.2% in the 2022 quarter compared with 64.4% in the 2021 quarter. The dollar amount of these expenses was $31.9 million for the 2022 quarter and $23.3 million for the comparable 2021 period. The increase in costs was due to the higher revenues in the current year and increased employees to support client growth. The increase in the percentage of revenues before reimbursements in the current year was due to the change in product mix and higher compensation expense to support the new client growth. There was an average of 1,203 full-time equivalent employees in the Platform Solutions segment in the 2022 three month period, compared with an average of 796 for the comparable 2021 period, including 100 from the Praxis Consulting acquisition.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 18.4% of Platform Solutions revenues before reimbursements for the three months ended March 31, 2022 compared with 24.5% for the comparable period in 2021. The dollar amount of these expenses increased slightly to $9.0 million in the 2022 first quarter as compared with $8.9 million in the 2021 period. The decrease in the expense as a percent of revenues before reimbursements in 2022 is due to the increased revenues, a reduction in the allowance for credit losses, and the absence of startup expenses that were present in 2021.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. We estimate that our effective income tax rate for 2022 will be approximately 30% to 32% after considering known discrete items as of March 31, 2022.

The provision for income taxes on consolidated income before income tax totaled $2.4 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively. The overall effective tax rate increased to 32.0% for the three months ended March 31, 2022 compared with 29.1% for the 2021 period primarily due to losses in certain international operations.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $1.5 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. Interest income was below $0.1 million for each of the three months ended March 31, 2022 and 2021.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.7 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively. This decrease is due to the amortization period of a significant intangible asset ended in the fourth quarter of 2021. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2022 and 2021, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $2.5 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase in the 2022 first quarter was due to the absence of a $1.0 million CEWS benefit which was present in 2021, a $1.0 million increase in unallocated payroll tax and benefits expense, and a $0.9 million increase in self-insured and other unallocated costs, partially offset by a $1.8 million gain on sale of our Canadian head office building in Kitchener, Ontario.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. These expenses totaled $2.1 million in the 2022 first quarter. The fair value adjustment is based on favorable changes to projections of acquired entities over the respective earnout periods, which span multiple years.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At March 31, 2022, our working capital balance (current assets less current liabilities) was approximately $68.2 million, an increase of $26.1 million from the working capital balance at December 31, 2021. Our cash and cash equivalents were $49.2 million at March 31, 2022, compared with $53.2 million at December 31, 2021.

Cash and cash equivalents as of March 31, 2022 consisted of $22.9 million held in the U.S. and $26.3 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. During 2020 and 2021, the Company changed its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Used in/Provided by Operating Activities

Cash used in operating activities was $15.3 million for the three months ended March 31, 2022, compared with $1.6 million provided by operating activities in the comparable period of 2021. The decrease in cash provided by operating activities was primarily due to increased incentive compensation payments of $6.4 million in 2022 compared to 2021, $4.9 million of prior year benefits received related to CEWS and other related COVID programs that were not present in 2022, and the timing of U.S. payroll taxes and other prepaid expenses.

Cash Used in Investing Activities

Cash used in investing activities was $25.9 million for the three months ended March 31, 2022, compared with $5.7 million used in the first three months of 2021. The increase in use for 2022 was due to $20.9 million deferred payments related to the Praxis acquisition. Capital expenditures were $7.6 million in 2022 compared to $5.0 million in 2021.

Cash Provided by Financing Activities

Cash provided by financing activities was $37.6 million for the three months ended March 31, 2022, compared with $0.6 million for the 2021 period. We paid $3.1 million in dividends in the three months ended March 31, 2022 compared with $3.2 million in the 2021 period. During the first three months of 2022, there was an increase of $57.8 million of net borrowing from our revolving credit facility, compared with a net increase during the first three months of 2021 of $5.4 million. Share repurchases totaled $16.1 million in the 2022 period, compared with $1.2 million for the first three months of 2021.

Other Matters Concerning Liquidity and Capital Resources

As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $11.3 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $200.4 million at March 31, 2022. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $232.6 million as of March 31, 2022 compared with $175.0 million at December 31, 2021.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility with Bank of America (the "Credit Facility") based on our trailing twelve month EBITDA, as defined in our Credit Facility. At March 31, 2022, we had $49.2 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $200.4 million, resulting in total liquidity of $249.6 million at March 31, 2022.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit pension plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $17.9 million and overfunded by $30.3 million, respectively, at December 31, 2021, based on accumulated benefit obligations of $403.3 million and $281.8 million for the U.S. Qualified Plan and the U.K. plans, respectively.

For the both three months ended March 31, 2022 and 2021, the Company made no contributions to its U.S. defined benefit pension plan and $0.2 million to its U.K defined benefit pension plans. The Company does not expect to make any additional discretionary contributions to its U.S. defined benefit pension plan during the remainder of 2022. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the three months ended March 31, 2022, we paid $3.1 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2022, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2021 were as follows:

•
Unbilled revenues increased $13.0 million excluding foreign currency exchange impacts. This increase was primarily due to an increase in weather related activity in the U.S., U.K. and Australia in our North America Loss Adjusting and International Operations segments.
•
Accounts payable and accrued liabilities decreased $14.9 million excluding foreign exchange impacts. The decrease is primarily due to increased payments for employee incentive compensation and accounts payable.
•
Accrued retirement costs decreased $4.7 million excluding foreign exchange impacts. The decrease is related to the timing of annual payments such as our 401K match program.

At March 31, 2022, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we have certain material obligations under operating lease agreements to which we are a party. The Company records operating lease-related assets and liabilities on our unaudited Condensed Consolidated Balance Sheets.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as set forth below, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2021, the Company has purchased 2,217,958 shares pursuant to the 2021 Repurchase Authorization. As of March 31, 2022, the Company was authorized to repurchase 3,195,359 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of December 31, 2021				413,317
January 1, 2022 - January 31, 2022
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of January 31, 2022				413,317
February 1, 2022 - February 28, 2022
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of February 28, 2022				5,413,317
March 1, 2022 - March 31, 2022
CRD-A	1,498,084	$7.23	1,498,084
CRD-B	719,874	$7.31	719,874
Totals as of March 31, 2022	2,217,958		2,217,958	3,195,359

Item 6. Exhibits

Exhibit
No.	Description
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	May 9, 2022	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2022	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)