Form 10-Q
period 2022-06-30
CRAWFORD & CO
filed 2022-08-08
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2022

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of August 1, 2022, was as follows:

Class A Common Stock, $1.00 par value: 28,551,965

Class B Common Stock, $1.00 par value: 19,848,490

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2022

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2022	2021
Revenues:

Revenues before reimbursements	$293,345	$267,457
Reimbursements	10,306	9,088
Total Revenues	303,651	276,545

Costs and Expenses:

Costs of services provided, before reimbursements	218,134	193,157
Reimbursements	10,306	9,088
Total costs of services	228,440	202,245

Selling, general, and administrative expenses	65,397	58,658

Corporate interest expense, net of interest income of $339 and $318, respectively	1,780	1,213

Total Costs and Expenses	295,617	262,116

Other Income, net	571	964

Income Before Income Taxes	8,605	15,393

Provision for Income Taxes	2,768	3,590

Net Income	5,837	11,803

Net Income Attributable to Noncontrolling Interests	(7)	(23)

Net Income Attributable to Shareholders of Crawford & Company	$5,830	$11,780

Earnings Per Share - Basic:
Class A Common Stock	$0.12	$0.22
Class B Common Stock	$0.12	$0.22

Earnings Per Share - Diluted:
Class A Common Stock	$0.12	$0.22
Class B Common Stock	$0.12	$0.22

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	28,757	30,826
Class B Common Stock	19,987	22,445

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	29,145	31,997
Class B Common Stock	19,987	22,445

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021
Revenues:

Revenues before reimbursements	$572,370	$520,638
Reimbursements	19,070	18,062
Total Revenues	591,440	538,700

Costs and Expenses:

Costs of services provided, before reimbursements	423,715	378,359
Reimbursements	19,070	18,062
Total costs of services	442,785	396,421

Selling, general, and administrative expenses	130,239	117,360

Corporate interest expense, net of interest income of $358 and $349, respectively	3,298	2,795

Total Costs and Expenses	576,322	516,576

Other Income, net	1,069	1,774

Income Before Income Taxes	16,187	23,898

Provision for Income Taxes	5,194	6,061

Net Income	10,993	17,837

Net (Income) Loss Attributable to Noncontrolling Interests	(67)	7

Net Income Attributable to Shareholders of Crawford & Company	$10,926	$17,844

Earnings Per Share - Basic:
Class A Common Stock	$0.22	$0.33
Class B Common Stock	$0.22	$0.33

Earnings Per Share - Diluted:
Class A Common Stock	$0.22	$0.33
Class B Common Stock	$0.22	$0.33

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,827	30,825
Class B Common Stock	20,381	22,454

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,151	31,897
Class B Common Stock	20,381	22,454

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended June 30,
(In thousands)	2022	2021
Net Income	$5,837	$11,803

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(6,992)	2,184

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $679 and $664, respectively	2,017	1,877

Other Comprehensive (Loss) Income	(4,975)	4,061

Comprehensive Income	862	15,864

Comprehensive loss (income) attributable to noncontrolling interests	127	(53)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$989	$15,811

	Six Months Ended June 30,
(In thousands)	2022	2021

Net Income	$10,993	$17,837

Other Comprehensive Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(11,944)	12,808

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,271 and $1,330, respectively	3,693	3,829

Other Comprehensive (Loss) Income	(8,251)	16,637

Comprehensive Income	2,742	34,474

Comprehensive loss (income) attributable to noncontrolling interests	53	(9)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$2,795	$34,465

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$46,254	$53,228
Accounts receivable, less allowance for expected credit losses of $9,505 and $8,768, respectively	129,162	134,458
Unbilled revenues, at estimated billable amounts	141,879	118,722
Income taxes receivable	8,726	4,936
Prepaid expenses and other current assets	36,313	34,576
Total Current Assets	362,334	345,920
Net Property and Equipment	30,165	33,721
Other Assets:
Operating lease right-of-use assets, net	100,087	99,369
Goodwill	114,801	116,526
Intangible assets arising from business acquisitions, net	94,686	97,571
Capitalized software costs, net	76,936	75,802
Deferred income tax assets	19,789	21,266
Other noncurrent assets	61,231	62,464
Total Other Assets	467,530	472,998
TOTAL ASSETS	$860,029	$852,639

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$39,776	$10,704
Accounts payable	44,737	48,470
Accrued compensation and related costs	77,989	96,018
Self-insured risks	19,009	13,222
Income taxes payable	—	1,200
Operating lease liability	23,938	25,238
Other accrued liabilities	62,537	76,884
Deferred revenues	29,495	32,119
Total Current Liabilities	297,481	303,855
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	214,409	164,315
Operating lease liability	89,910	88,408
Deferred revenues	24,471	23,786
Accrued pension liabilities	12,578	17,892
Other noncurrent liabilities	36,672	42,986
Total Noncurrent Liabilities	378,040	337,387
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 28,428 and 30,996 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	28,428	30,996
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,848 and 20,812 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	19,848	20,812
Additional paid-in capital	77,550	74,229
Retained earnings	248,133	266,369
Accumulated other comprehensive loss	(188,572)	(180,441)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	185,387	211,965
Noncontrolling interests	(879)	(568)
Total Shareholders' Investment	184,508	211,397
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$860,029	$852,639

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$10,993	$17,837
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,455	20,942
Stock-based compensation	3,410	3,563
Gain on sale of property and equipment	(1,544)	6
Contingent earnout adjustments	2,359	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,241	3,111
Unbilled revenues, net	(27,557)	(7,026)
Accrued or prepaid income taxes	(5,275)	(7,424)
Accounts payable and accrued liabilities	(9,403)	(11,331)
Deferred revenues	(1,080)	(189)
Accrued retirement costs	(3,016)	(9,879)
Prepaid expenses and other operating activities	(1,335)	922
Net cash (used in) provided by operating activities	(12,752)	10,532

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(3,123)	(2,120)
Capitalization of computer software costs	(12,561)	(10,083)
Proceeds from settlement of life insurance policies	—	4,198
Payments for business acquisitions, net of cash acquired	(25,941)	(3,786)
Cash proceeds from sale of property and equipment	3,032	—
Net cash used in investing activities	(38,593)	(11,791)

Cash Flows from Financing Activities:
Cash dividends paid	(6,034)	(6,394)
Repurchases of common stock	(26,749)	(2,999)
Increases in revolving credit facility borrowings	86,865	29,983
Payments on revolving credit facility borrowings	(6,011)	(18,986)
Payments of contingent consideration on acquisitions	(1,654)	(1,683)
Other financing activities	(285)	(282)
Net cash provided by (used in) financing activities	46,132	(361)
Effects of exchange rate changes on cash and cash equivalents	(1,400)	1,672
Decrease in Cash, Cash Equivalents, and Restricted Cash	(6,613)	52
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	53,689	44,656
Cash, Cash Equivalents, and Restricted Cash at End of Period	$47,076	$44,708

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2022	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2022	$30,996	$20,812	$74,229	$266,369	$(180,441)	$211,965	$(568)	$211,397
Net income	—	—	—	5,096	—	5,096	60	5,156
Other comprehensive (loss) income	—	—	—	—	(3,290)	(3,290)	14	(3,276)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,114)	—	(3,114)	—	(3,114)
Stock-based compensation	—	—	1,660	—	—	1,660	—	1,660
Repurchases of common stock	(1,498)	(720)	—	(13,871)	—	(16,089)	—	(16,089)
Shares issued in connection with stock-based compensation plans, net	89	—	(89)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022	$29,587	$20,092	$75,800	$254,480	$(183,731)	$196,228	$(752)	$195,476
Net income	—	—	—	5,830	—	5,830	7	5,837
Other comprehensive loss	—	—	—	—	(4,841)	(4,841)	(134)	(4,975)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,920)	—	(2,920)	—	(2,920)
Stock-based compensation	—	—	1,750	—	—	1,750	—	1,750
Repurchases of common stock	(1,159)	(244)	—	(9,257)	—	(10,660)	—	(10,660)
Balance at June 30, 2022	$28,428	$19,848	$77,550	$248,133	$(188,572)	$185,387	$(879)	$184,508

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity, global pandemics such as COVID-19, and other macroeconomic uncertainties, the Company's operating results for the three and six months ended June 30, 2022 and financial position as of June 30, 2022 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2022 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

In January 2022, the Company realigned its operating segments by moving to a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. Certain prior period amounts among the Company’s reportable segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results. Significant intercompany transactions have been eliminated in consolidation.

The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2021 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2022 and December 31, 2021, the liabilities of the deferred compensation plan were $6,793,000 and $7,060,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,002,000 and $9,925,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in the first, second and third quarters of 2021. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense. The Company recognized $2,195,000 and $4,072,000 CEWS benefits in the three and six months ended June 30, 2021, respectively, and no benefits in the 2022 periods. No future benefits are expected.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
U.S.	$41,099	$35,737	$81,277	$70,723
Canada	24,676	20,475	48,936	41,787
Total North America Loss Adjusting Revenues before Reimbursements	$65,775	$56,212	$130,213	$112,510

The following table presents International Operations revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
UK	$30,317	$31,358	$61,226	$61,214
Europe	24,015	23,208	47,682	44,951
Australia	21,319	20,284	38,450	38,521
Asia	5,521	4,225	11,180	9,344
Latin America	5,736	5,582	11,397	11,272
International Loss Adjusting	$86,908	$84,657	$169,935	$165,302

UK	$3,118	$2,809	$6,259	$5,087
Australia	2,324	2,158	3,910	3,702
Latin America	1,360	1,645	2,878	3,645
Crawford Legal Services	$6,802	$6,612	$13,047	$12,434
Total International Operations Revenues before Reimbursements	$93,710	$91,269	$182,982	$177,736

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

The Medical Management service line offers case managers who provide administration services by proactively managing medical treatment plans for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for Medical Management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Medical Management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. This method of revenue recognition is the most accurate depiction of the transfer of the Medical Management service to the customer. Medical bill review services provide an analysis of medical charges for clients’ claims to identify opportunities for savings. Medical bill review services revenues are recognized over time as control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer.

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Claims Management	$40,426	$37,551	$79,977	$75,702
Medical Management	39,688	38,351	76,591	74,476
Total Broadspire Revenues before Reimbursements	$80,114	$75,902	$156,568	$150,178

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

The Subrogation service line provides subrogation recovery and consultative services for the property and casualty insurance industry. Revenue is recognized at a point in time when the subrogation is successful and cash consideration is received.

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Contractor Connection	$17,396	$19,534	$32,659	$36,051
Networks	32,505	24,540	60,031	44,163
Subrogation	3,845	—	9,917	—
Total Platform Solutions Revenues before Reimbursements	$53,746	$44,074	$102,607	$80,214

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

Performance-based fees

The Company has contracts with certain clients within its International Operations that provide for additional fee revenues or revenue reductions based on its efficiency in managing claim portfolios and on the basis of claim outcomes and the resulting average claim costs for the respective portfolios. These amounts are in addition to, or a reduction of, the fee revenues discussed above. These performance-based revenues, which represent variable consideration, are based on performance metrics set forth in the underlying contracts. These are generally under multi-year contracts but with discrete individual contract year measurement periods that remain subject to adjustment until claim closure. Each period, the Company bases its estimates of performance-based revenues on an individual contract year basis, which are subject to adjustment in future years based on changes in average claim costs. Accordingly, the amounts represent the Company's best estimate of amounts earned using historical averages and other factors. Because the expectation of the ultimate contingent revenue amounts to be earned can vary from period to period, these estimates might change significantly from quarter to quarter, and such adjustments may occur in future periods until the individual contract year measurement period is closed. Variable consideration is recognized when the Company concludes, based on all the facts and information available at the reporting date, that it is probable that a significant revenue reversal will not occur in future periods.

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

The table below presents the deferred revenues balance as of January 1, 2022 and the significant activity affecting deferred revenues during the six months ended June 30, 2022:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2022	$55,905
Quarterly additions	19,621
Revenue recognized from the prior periods	(14,682)
Revenue recognized from current quarter additions	(4,785)
Balance as of March 31, 2022	$56,059
Quarterly additions	18,201
Revenue recognized from the prior periods	(15,797)
Revenue recognized from current quarter additions	(4,497)
Balance as of June 30, 2022	$53,966

Remaining Performance Obligations

As of June 30, 2022, the Company had $99,300,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claims processing has not yet occurred. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

The provision for income taxes on consolidated income before income taxes totaled a provision of $2,768,000 and $3,590,000 for the three months ended June 30, 2022 and 2021. The overall effective tax rate increased to 32.2% for the three months ended June 30, 2022 compared with 23.3% for the 2021 period primarily due to current year losses in certain international operations and a non-recurring discrete tax benefit in 2021.

The provision for income taxes on consolidated income before income taxes totaled a provision of $5,194,000 and $6,061,000 for the six months ended June 30, 2022 and 2021. The overall effective tax rate increased to 32.1% for the six months ended June 30, 2022 compared with 25.4% for the 2021 period primarily due to current year losses in certain international operations and a non-recurring discrete tax benefit in 2021.

6. Defined Benefit Pension Plans

Net periodic benefit related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 included the following components:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Service cost	$339	$316	$684	$619
Interest cost	3,379	2,857	6,773	5,675
Expected return on assets	(6,388)	(6,350)	(12,807)	(12,620)
Amortization of actuarial loss	2,500	2,529	5,027	5,171
Net periodic (benefit)	$(170)	$(648)	$(323)	$(1,155)

For the three months ended June 30, 2022 and 2021, the non-service components of net periodic pension benefit of $(509,000) and $(964,000), respectively, are included in "Other Income, net" on the unaudited Condensed Consolidated Statement of Operations.

For the six months ended June 30, 2022 and 2021, the non-service components of net periodic pension benefit of $(1,007,000) and $(1,774,000), respectively, are included in "Other Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2022, the Company made no contributions to the U.S. defined benefit pension plan and $325,000 to the U.K. defined benefit pension plans, as compared with $4,500,000 of contributions to the U.S. defined benefit pension plan and $358,000 to the U.K. defined benefit pension plans during the six months ended June 30, 2021, respectively.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$1,717	$1,193	$4,967	$3,617	$2,906	$1,986	$6,625	$4,825
Dividends paid	1,721	1,199	1,849	1,347	3,586	2,448	3,700	2,694
Net income attributable to common shareholders, basic	$3,438	$2,392	$6,816	$4,964	$6,492	$4,434	$10,325	$7,519

Denominator:
Weighted-average common shares outstanding, basic	28,757	19,987	30,826	22,445	29,827	20,381	30,825	22,454
Earnings per share - basic	$0.12	$0.12	$0.22	$0.22	$0.22	$0.22	$0.33	$0.33

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$1,726	$1,184	$5,045	$3,539	$2,919	$1,973	$6,720	$4,730
Dividends paid	1,721	1,199	1,849	1,347	3,586	2,448	3,700	2,694
Net income attributable to common shareholders, diluted	$3,447	$2,383	$6,894	$4,886	$6,505	$4,421	$10,420	$7,424

Denominator:
Weighted-average common shares outstanding, basic	28,757	19,987	30,826	22,445	29,827	20,381	30,825	22,454
Weighted-average effect of dilutive securities	388	—	1,171	—	324	—	1,072	—
Weighted-average common shares outstanding, diluted	29,145	19,987	31,997	22,445	30,151	20,381	31,897	22,454
Earnings per share - diluted	$0.12	$0.12	$0.22	$0.22	$0.22	$0.22	$0.33	$0.33

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Shares underlying stock options excluded	1,530	353	1,530	724
Performance stock grants excluded because performance conditions have not been met (1)	836	398	730	284

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and six months ended June 30, 2022 and 2021, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
CRD-A issued under the Non-Employee Director Stock Plan	—	(7)	94	85
CRD-A issued under the U.K. ShareSave Scheme	—	64	—	65
CRD-A issued under the 2016 Omnibus Stock and Incentive Plan	—	(18)	(6)	(18)

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). The Company’s Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At June 30, 2022, there were no remaining shares authorized to repurchase under the 2019 Repurchase Authorization.

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization which had a remaining authorization to purchase 413,317 shares at December 31, 2021. Under the new repurchase program, repurchases may be made through December 31, 2023 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The new authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At June 30, 2022, there were 1,793,371 remaining shares authorized to repurchase under the 2021 Repurchase Authorization.

During the six months ended June 30, 2022, the Company repurchased 2,656,474 shares of CRD-A and 963,472 shares CRD-B at an average cost of $7.41 and $7.32, respectively. During the six months ended June 30, 2021, the Company repurchased 256,213 shares of CRD-A and 80,952 shares of CRD-B at an average cost of $9.09 and $8.28, respectively.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $1,047,000 and $1,609,000 for the three and six months ended June 30, 2022, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(26,726)	$(157,005)	$(183,731)	$(21,760)	$(158,681)	$(180,441)
Other comprehensive loss before reclassifications	(6,858)	—	(6,858)	(11,824)	—	(11,824)
Amounts reclassified from accumulated other comprehensive income to net income	—	2,017	2,017	—	3,693	3,693
Net current period other comprehensive (loss) income	(6,858)	2,017	(4,841)	(11,824)	3,693	(8,131)
Ending balance	$(33,584)	$(154,988)	$(188,572)	$(33,584)	$(154,988)	$(188,572)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(20,154)	$(166,112)	$(186,266)	$(30,792)	$(168,064)	$(198,856)
Other comprehensive income before reclassifications	2,154	—	2,154	12,792	—	12,792
Amounts reclassified from accumulated other comprehensive income to net income	—	1,877	1,877	—	3,829	3,829
Net current period other comprehensive income	2,154	1,877	4,031	12,792	3,829	16,621
Ending balance	$(18,000)	$(164,235)	$(182,235)	$(18,000)	$(164,235)	$(182,235)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2022
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,021	$10,021	$—	$—

Liabilities:
Contingent earnout liability (2)	16,009	—	—	16,009

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The contingent earnout liability relates to businesses acquired since 2020. See Note 12, "Business Acquisitions" for more information. The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data. The Company recognized a pretax contingent earnout expense totaling $303,000 and $2,359,000 in the three and six months ended June 30, 2022 related to the fair value adjustment of earnout liabilities arising from recent acquisitions. The fair value adjustment is based on favorable changes to projections of acquired entities over the respective earnout periods, which span multiple years. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and six months ended June 30, 2022. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

In accordance with the accounting guidance, the Company performed a goodwill impairment assessment immediately before and after the January 1, 2022 change in operating segments, neither of which resulted in any additional impairment charges.

During the second quarter of 2022, the Company identified a goodwill impairment indicator in our International Operations reporting unit as a result of lower operating results compared to forecast. Our International Operations reporting unit has goodwill of $22,867,000 as of June 30, 2022. The Company performed an interim quantitative goodwill impairment test and determined no goodwill impairment existed. However, the excess of the fair value over the carrying value was not significant, and the use of different key assumptions could result in an impairment of goodwill, which could be material.

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

The key assumptions used in estimating the fair value of the International Operations reporting unit utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of the International Operations reporting unit was 17.0%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA, and free cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

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

Financial information for the three and six months ended June 30, 2022 and 2021 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
North America Loss Adjusting	$65,775	$56,212	$130,213	$112,510
International Operations	93,710	91,269	182,982	177,736
Broadspire	80,114	75,902	156,568	150,178
Platform Solutions	53,746	44,074	102,607	80,214
Total segment revenues before reimbursements	293,345	267,457	572,370	520,638
Reimbursements	10,306	9,088	19,070	18,062
Total revenues	$303,651	$276,545	$591,440	$538,700

Segment Operating Earnings (Loss)
North America Loss Adjusting	$2,695	$3,081	$6,831	$7,442
International Operations	(707)	2,126	(3,774)	1,453
Broadspire	7,667	6,570	14,101	13,304
Platform Solutions	4,596	9,091	12,633	13,109
Total segment operating earnings	14,251	20,868	29,791	35,308

Deduct:
Unallocated corporate and shared costs, net	(1,373)	(1,248)	(3,825)	(2,662)
Net corporate interest expense	(1,780)	(1,213)	(3,298)	(2,795)
Stock option expense	(130)	(264)	(336)	(404)
Amortization of customer-relationship intangible assets	(2,060)	(2,750)	(3,786)	(5,549)
Contingent earnout adjustments	(303)	—	(2,359)	—
Income before income taxes	$8,605	$15,393	$16,187	$23,898

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
International Operations
International Loss Adjusting	$86,908	$84,657	$169,935	$165,302
Crawford Legal Services	6,802	6,612	13,047	12,434
Total Revenues before Reimbursements--International Operations	$93,710	$91,269	$182,982	$177,736

Broadspire
Claims Management	$40,426	$37,551	$79,977	$75,702
Medical Management	39,688	38,351	76,591	74,476
Total Revenues before Reimbursements--Broadspire	$80,114	$75,902	$156,568	$150,178

Platform Solutions
Contractor Connection	$17,396	$19,534	$32,659	$36,051
Networks	32,505	24,540	60,031	44,163
Subrogation	3,845	—	9,917	—
Total Revenues before Reimbursements--Platform Solutions	$53,746	$44,074	$102,607	$80,214

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. At June 30, 2022, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,777,000.

In the normal course of its business, the Company is sometimes named as a defendant or responsible party in suits or other actions by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have in the past brought, and may, in the future bring, claims for indemnification on the basis of alleged actions by the Company, its agents, or its employees in rendering services to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is responsible for the deductibles and self-insured retentions under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such known and foreseeable risks. However, given the inherent unpredictability of litigation and disputes related to these matters, it is possible an adverse outcome or settlement, if not covered by insurance, could have a material effect on the Company's results of operations, financial position, or cash flows.

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

The acquisition was funded primarily through additional borrowings under the Company's credit facility. The purchase price included an initial cash payment of $4,026,000 and a maximum of $3,200,000 payable over four years based on achievement of certain revenue and EBITDA performance goals as set forth in the purchase agreement. The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,409,000. At June 30, 2022, there were no material changes in the range of expected outcomes or the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Final acquisition accounting for this acquisition was completed as of March 31, 2022. Adjustments recorded during the first quarter include a reduction in goodwill and deferred tax liability of $827,000. The financial results of certain of the Company’s international subsidiaries, including HBA, are included in the Company’s consolidated financial statements on a two-month delayed basis. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

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

The preliminary acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,437,000. At June 30, 2022, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, royalty rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included a cash payment of $21,544,000, a working capital adjustment payable of $735,000, a deferred cash payment of $20,000,000 which was paid in February 2022, and an earn-out potential up to $10,000,000 based on the achievement of certain revenue performance goals over two one-year periods, beginning February 2022. The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. The fair value of the contingent consideration payable was increased to $6,340,000 at June 30, 2022 from $4,068,000 at the acquisition date based on revised internal revenue forecasts. Accordingly, the Company recognized $2,272,000 from changes in the fair value of contingent consideration related to this acquisition in "Selling, general, and administrative expenses" on the Consolidated Statement of Operations. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included an initial cash payment of $2,066,000, net of working capital adjustments, and an earn-out potential up to $1,854,000 based on the achievement of EBITDA performance goals and other nonfinancial milestones over two one-year periods, beginning January 2022.

The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $568,000. At June 30, 2022, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

R.P. van Dijk B.V. Acquisition

On April 1, 2022, the Company purchased assets associated with R.P. van Dijk B.V. ("Van Dijk"), a bodily injury loss adjusting company based in the Netherlands. The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price includes an initial cash consideration of $4,313,000, and an earn-out potential up to $2,200,000 payable over the next two years based on the achievement of revenue performance goal and other nonfinancial milestones over two one-year periods, beginning April 2022.

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

The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $1,342,000. At June 30, 2002, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The Company is in the process of reviewing the fair value of the assets and liabilities assumed, including, but not limited to intangible assets, unbilled receivables, accrued expenses, tax liabilities and goodwill. As additional information becomes available, the Company may further revise its preliminary acquisition accounting during the remainder of the measurement period, which will not exceed 12 months from the date of acquisition. The Company may update certain assumptions and inputs to incorporate additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

The financial results of certain of the Company’s international subsidiaries, including Van Dijk, are included in the Company’s consolidated financial statements on a two-month delayed basis. The results of Van Dijk are reported in the International Operations segment. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company expects that goodwill attributable to the acquisition will be deductible for tax purposes.

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of acquisition date, inclusive of subsequent measurement period adjustments, are presented in the following table:

	HBA Group	edjuster Inc.	Praxis Consulting Inc.	BosBoon Expertise Group B.V.	R.P. van Dijk B.V.
	November 1, 2020	August 23, 2021	October 1, 2021	October 1, 2021	April 1, 2022
	(In thousands)
Tangible assets
Cash and cash equivalents	$240	$1,723	$—	$—	$—
Accounts receivable	1,081	1,518	119	469	—
Unbilled revenues	598	1,531	—	597	509
Right-of-use lease assets	1,502	418	430	586	—
Other assets	205	1,520	316	75	231
Total tangible assets	3,626	6,710	865	1,727	740
Intangible assets
Customer relationships	1,574	5,346	20,000	1,384	3,215
Developed technology	—	2,673	1,500	—	—
Non-compete agreements	—	157	225	346	347
Tradenames	—	1,101	2,125	—	—
Goodwill	5,406	12,799	26,195	1,571	1,423
Total intangible assets	6,980	22,076	50,045	3,301	4,985
Total assets acquired	10,606	28,786	50,910	5,028	5,725

Liabilities assumed
Current liabilities	2,532	2,066	4,133	1,430	70
Operating lease liabilities	1,502	418	430	586	—
Tax liabilities	137	2,557	—	378	—
Total liabilities assumed	4,171	5,041	4,563	2,394	70

Net assets acquired	$6,435	$23,745	$46,347	$2,634	$5,655

Purchase price (cash)	$4,026	$20,875	$21,544	$2,066	$4,313
Deferred purchase consideration payable	—	433	20,735	—	—
Fair value of contingent consideration	2,409	2,437	4,068	568	1,342
Fair value of total consideration transferred	$6,435	$23,745	$46,347	$2,634	$5,655

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

	Fair Value	Weighted-Average Amortization Period (Years)
	(In thousands)
Amortizable intangible assets
Customer relationships	$31,519	14
Developed technology	4,173	9
Non-compete agreements	1,075	5
Tradenames	3,226	10
Total amortizable intangible assets	$39,993

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

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$46,254	$53,228	$44,708	$44,656
Restricted cash within prepaid expenses and other current assets	822	461	—	—
Total cash, cash equivalents and restricted cash	$47,076	$53,689	$44,708	$44,656

The Company also maintains funds in various trust accounts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of June 30, 2022, the related condensed consolidated statements of operations, comprehensive income (loss) for the three and six-month periods ended June 30, 2022 and 2021, the condensed consolidated statements of shareholders' investment for the three-month periods ended March 31 and June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 8, 2022

Atlanta, Georgia

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended June 30, 2022 and 2021, and as of June 30, 2022, and December 31, 2021, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2021. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements increased $25.9 million, or 9.7%, for the three months ended June 30, 2022 and $51.7 million, or 9.9% for the six months ended June 30, 2022, compared with the same periods of 2021. This increase was primarily due to an increase in new client growth in our North America Loss Adjusting, Broadspire and Platforms Solutions operating segments, increased weather-related claim activity in International Operations, and recent acquisitions. Changes in foreign exchange rates reduced our consolidated revenues before reimbursements by $6.2 million, or 2.3%, for the three months ended June 30, 2022 and $9.1 million, or 1.8%, for six months ended June 30, 2022 as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and six months ended June 30, 2022.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended June 30, 2021
(in thousands, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	% Variance
Revenues:
North America Loss Adjusting	$65,775	$56,212	17.0%	$66,713	18.7%
International Operations	93,710	91,269	2.7%	99,010	8.5%
Broadspire	80,114	75,902	5.5%	80,114	5.5%
Platform Solutions	53,746	44,074	21.9%	53,746	21.9%
Total revenues before reimbursements	293,345	267,457	9.7%	299,583	12.0%
Reimbursements	10,306	9,088	13.4%	10,684	17.6%
Total Revenues	$303,651	$276,545	9.8%	$310,267	12.2%

	Six Months Ended			Six Months Ended
				Based on exchange rates for the six months ended June 30, 2021
(in thousands, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	% Variance
Revenues:
North America Loss Adjusting	$130,213	$112,510	15.7%	$131,157	16.6%
International Operations	182,982	177,736	3.0%	191,091	7.5%
Broadspire	156,568	150,178	4.3%	156,568	4.3%
Platform Solutions	102,607	80,214	27.9%	102,607	27.9%
Total revenues before reimbursements	572,370	520,638	9.9%	581,423	11.7%
Reimbursements	19,070	18,062	5.6%	19,618	8.6%
Total Revenues	$591,440	$538,700	9.8%	$601,041	11.6%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $32.1 million, or 12.0%, for the three months ended June 30, 2022, and increased $60.8 million, or 11.7%, for the six months ended June 30, 2022. Revenues from the North America Loss Adjusting segment increased in the 2022 second quarter and year-to-date periods due to increases in the U.S. and Canada, and due to the recent acquisition of edjuster, Inc. Revenues from the International Operations segment increased in 2022 in most regions due to an increase in weather related activity. Revenues from the Broadspire segment increased for the quarter and year-to-date period due to an increase in case activity. Revenues from the Platform Solutions segment increased primarily due to an increase in Networks and the recent Praxis Consulting acquisition. There was an $8.1 million increase in total company revenues in the 2022 second quarter and an $18.8 million increase in the year-to-date period as a result of recent acquisitions. See Note 12, “Business Acquisitions” of our accompanying consolidated financial statements for more details of this activity.

Overall, there was an increase in cases received of 15.5% for the three months ended June 30, 2022 and an increase of 16.4% for the six months ended June 30, 2022, compared with the 2021 periods, due to increases in all operating segments. Recent acquisitions contributed 13,100, or 2.7% of cases received in the second quarter, and 28,800, or 3.1% of cases received in the six months ended June 30, 2022.

Cases received are presented below by segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	June 30, 2021	Variance
North America Loss Adjusting	76,419	63,818	19.7%	153,412	132,118	16.1%
International Operations	147,297	124,246	18.6%	284,387	228,950	24.2%
Broadspire	139,123	120,961	15.0%	272,845	246,137	10.9%
Platform Solutions	117,867	107,182	10.0%	227,859	198,794	14.6%
Total Crawford Cases Received	480,706	416,207	15.5%	938,503	805,999	16.4%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and six months ended June 30, 2022:

		Three Months Ended
		June 30, 2022		June 30, 2021
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$174,961	59.6%	$155,714	58.2%
U.K.	GBP	33,402	11.4%	34,280	12.8%
Canada	CAD	24,674	8.4%	20,337	7.6%
Australia	AUD	23,643	8.1%	27,497	10.3%
Europe	EUR	24,016	8.2%	14,145	5.3%
Rest of World		12,650	4.3%	15,484	5.8%
Total Revenues, before reimbursements		$293,345		$267,457

		Six Months Ended
		June 30, 2022		June 30, 2021
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$340,453	59.5%	$301,116	57.8%
U.K.	GBP	67,452	11.8%	66,503	12.8%
Canada	CAD	48,935	8.5%	41,571	8.0%
Australia	AUD	42,360	7.4%	51,707	9.9%
Europe	EUR	47,682	8.3%	27,409	5.3%
Rest of World		25,488	4.5%	32,332	6.2%
Total Revenues, before reimbursements		$572,370		$520,638

Costs of services provided, before reimbursements, increased $25.0 million, or 12.9%, for the three months ended June 30, 2022, and increased $45.3 million, or 12.0%, for the six months ended June 30, 2022, as compared with the 2021 periods. This increase was primarily due to an increase in compensation expense, including incentive compensation and other costs in each of our operating segments resulting from the higher revenues, and the impact of recent acquisitions.

Selling, general, and administrative ("SG&A") expenses increased $6.7 million, or 11.5%, in the three months ended June 30, 2022 and increased $12.9 million, or 11.0%, for the six months ended June 30, 2022, as compared with the 2021 periods. This increase was due to an increase in compensation expense, the impact of recent acquisitions, and contingent earnout adjustments, partially offset by a gain on the sale of our Canadian head office building.

We sold our Canadian head office building in Kitchener, Ontario Canada in the first quarter of 2022 for $3.1 million and recognized a pretax gain on disposal of $1.8 million. This gain is recorded as a credit within Unallocated Corporate and Shared Costs and is included in “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations.

We received a benefit from the Canada Emergency Wage Subsidy ("CEWS") totaling $2.2 million and $4.1 million in the three months and six months ended June 30, 2021, respectively, due to the negative economic impact of COVID-19 in that country. There was no similar benefit in the 2022 periods. This subsidy is recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on classification of the employees.

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

Valuation of Goodwill, Intangible Assets, and Other Long-Lived Assets

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

Subsequent to a business acquisition in which goodwill and indefinite-lived intangibles are recorded as assets, post-acquisition accounting requires that both be tested to determine whether there has been an impairment. We perform an impairment test of goodwill and indefinite-lived intangible assets at least annually on October 1 of each year. We regularly evaluate whether events and circumstances have occurred which indicate potential impairment of goodwill or indefinite-lived intangible assets. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, we perform an interim impairment test.

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

In accordance with the accounting guidance, we performed a goodwill impairment assessment immediately before and after the January 1, 2022 change in operating segments, neither of which resulted in any additional impairment charges.

During the second quarter of 2022, we identified a goodwill impairment indicator in our International Operations reporting unit as a result of lower operating results compared to forecast. Our International Operations reporting unit has goodwill of $22.9 million as of June 30, 2022. We performed an interim quantitative goodwill impairment test and determined no goodwill impairment existed. However, the excess of the fair value over the carrying value was only $2.3 million, or 1.4% of book value. Since this excess is not significant, the use of different key assumptions or further reduction in our operating results could result in an impairment of goodwill, which could be material.

The key assumptions used in estimating the fair value of the International Operations reporting unit utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of the International Operations reporting unit was 17.0%, reflecting the Company's assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA, and free cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
North America Loss Adjusting	$65,775	$56,212	$130,213	$112,510
International Operations	93,710	91,269	182,982	177,736
Broadspire	80,114	75,902	156,568	150,178
Platform Solutions	53,746	44,074	102,607	80,214
Total Revenues before reimbursements	293,345	267,457	572,370	520,638
Reimbursements	10,306	9,088	19,070	18,062
Total Revenues	$303,651	$276,545	$591,440	$538,700
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$48,413	$40,411	$94,910	$80,698
% of related revenues before reimbursements	73.6%	71.9%	72.9%	71.7%
International Operations	65,298	62,768	128,304	123,124
% of related revenues before reimbursements	69.7%	68.8%	70.1%	69.3%
Broadspire	49,799	46,169	97,748	91,839
% of related revenues before reimbursements	62.2%	60.8%	62.4%	61.2%
Platform Solutions	36,467	26,297	68,318	49,568
% of related revenues before reimbursements	67.9%	59.7%	66.6%	61.8%
Total	$199,977	$175,645	$389,280	$345,229
% of Revenues before reimbursements	68.2%	65.7%	68.0%	66.3%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$14,667	$12,720	$28,473	$24,370
% of related revenues before reimbursements	22.3%	22.6%	21.9%	21.7%
International Operations	29,119	26,375	58,452	53,159
% of related revenues before reimbursements	31.1%	28.9%	31.9%	29.9%
Broadspire	22,648	23,163	44,719	45,035
% of related revenues before reimbursements	28.3%	30.5%	28.6%	30.0%
Platform Solutions	12,683	8,686	21,655	17,537
% of related revenues before reimbursements	23.6%	19.7%	21.1%	21.9%
Total before reimbursements	79,117	70,944	153,299	140,101
% of Revenues before reimbursements	27.0%	26.5%	26.8%	26.9%
Reimbursements	10,306	9,088	19,070	18,062
Total	$89,423	$80,032	$172,369	$158,163
% of Revenues	29.4%	28.9%	29.1%	29.4%
Segment Operating Earnings (Loss):
North America Loss Adjusting	$2,695	$3,081	$6,831	$7,442
% of related revenues before reimbursements	4.1%	5.5%	5.2%	6.6%
International Operations	(707)	2,126	(3,774)	1,453
% of related revenues before reimbursements	(0.8)%	2.3%	(2.1)%	0.8%
Broadspire	7,667	6,570	14,101	13,304
% of related revenues before reimbursements	9.6%	8.7%	9.0%	8.9%
Platform Solutions	4,596	9,091	12,633	13,109
% of related revenues before reimbursements	8.6%	20.6%	12.3%	16.3%
Deduct:
Unallocated corporate and shared costs, net	(1,373)	(1,248)	(3,825)	(2,662)
Net corporate interest expense	(1,780)	(1,213)	(3,298)	(2,795)
Stock option expense	(130)	(264)	(336)	(404)
Amortization of customer-relationship intangible assets	(2,060)	(2,750)	(3,786)	(5,549)
Contingent earnout adjustments	(303)	—	(2,359)	—
Income before income taxes	8,605	15,393	16,187	23,898
Provision for income taxes	(2,768)	(3,590)	(5,194)	(6,061)
Net income	5,837	11,803	10,993	17,837
Net (income) loss attributable to noncontrolling interests	(7)	(23)	(67)	7
Net income attributable to shareholders of Crawford & Company	$5,830	$11,780	$10,926	$17,844

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $2.7 million, or 4.1% of revenues before reimbursements, for the three months ended June 30, 2022, compared with 2021 operating earnings of $3.1 million, or 5.5% of revenues before reimbursements. For the six months ended June 30, 2022, our North America Loss Adjusting segment reported operating earnings of $6.8 million, or 5.2% of revenues before reimbursements, compared with 2021 operating earnings of $7.4 million, or 6.6% of revenues before reimbursements. The decrease in operating earnings in the 2022 second quarter and year-to-date periods was primarily due to an increase in compensation expense. There was a $1.0 million and $1.9 million expense benefit in the three months and six months ended June 30, 2021, respectively, as a result of the Canada Emergency Wage Subsidy (“CEWS”), compared to no benefit in the 2022 periods.

Excluding centralized indirect support costs, gross profit decreased from $11.3 million, or 20.0% of revenues before reimbursements in 2021, to $11.2 million, or 17.0% of revenues before reimbursements, in the three months ended June 30, 2022. For the six months ended June 30, 2022, gross profit decreased slightly from $22.5 million, or 20.0% of revenues before reimbursements in 2021, to $22.3 million, or 17.1% of revenues before reimbursements, due primarily to an increase in compensation expense and the absence of the CEWS benefit.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three and six months ended June 30, 2022 and 2021 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for June 30, 2021
Three Months Ended June 30,	2022	2021	Variance	2022	Variance
Revenues	$65,775	$56,212	17.0%	$66,713	18.7%
Direct expenses	54,586	44,943	21.5%	55,385	23.2%
Gross profit	11,189	11,269	(0.7)%	11,328	0.5%
Indirect expenses	8,494	8,188	3.7%	8,634	5.4%
Total North America Loss Adjusting Operating Earnings	$2,695	$3,081	(12.5)%	$2,694	(12.6)%

Gross profit margin	17.0%	20.0%	(3.0)%	17.0%	(3.0)%
Operating margin	4.1%	5.5%	(1.4)%	4.0%	(1.5)%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for June 30, 2021
Six Months Ended June 30,	2022	2021	Variance	2022	Variance
Revenues	$130,213	$112,510	15.7%	$131,157	16.6%
Direct expenses	107,957	89,984	20.0%	108,757	20.9%
Gross profit	22,256	22,526	(1.2)%	22,400	(0.6)%
Indirect expenses	15,425	15,084	2.3%	15,568	3.2%
Total North America Loss Adjusting Operating Earnings	$6,831	$7,442	(8.2)%	$6,832	(8.2)%

Gross profit margin	17.1%	20.0%	(2.9)%	17.1%	(2.9)%
Operating margin	5.2%	6.6%	(1.4)%	5.2%	(1.4)%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for June 30, 2021
(in thousands, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	Variance
U.S.	$41,099	$35,737	15.0%	$41,099	15.0%
Canada	24,676	20,475	20.5%	25,614	25.1%
Total North America Loss Adjusting Revenues before Reimbursements	$65,775	$56,212	17.0%	$66,713	18.7%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2021
(in thousands, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	Variance
U.S.	$81,277	$70,723	14.9%	$81,277	14.9%
Canada	48,936	41,787	17.1%	49,880	19.4%
Total North America Loss Adjusting Revenues before Reimbursements	$130,213	$112,510	15.7%	$131,157	16.6%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $65.8 million in the three months ended June 30, 2022, compared with $56.2 million in the 2021 period. This increase was due to an increase in case volumes in Canada from both new and existing clients and the recent acquisition. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately 1.7%, or $0.9 million, for the three months ended June 30, 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $66.7 million for the three months ended June 30, 2022. There was a $3.6 million increase, or 6.4% increase in North America Loss Adjusting revenues in the quarter as a result of the recent edjuster, Inc. acquisition. There was an increase in segment unit volume, measured principally by cases received, of 19.7% for the three months ended June 30, 2022, compared with the 2021 period. Excluding the impact of 4,200 cases received from the edjuster, Inc. acquisition, changes in product mix and in the rates charged for those services accounted for a 2.5% revenue decrease for the three months ended June 30, 2022 compared with the same period in 2021.

Revenues before reimbursements from our North America Loss Adjusting segment totaled $130.2 million in the six months ended June 30, 2022, compared with $112.5 million in the 2021 period. This increase was due to an increase in case volumes in Canada from both new and existing clients and the recent edjuster, Inc. acquisition. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately 0.9%, or $0.9 million, for the six months ended June 30, 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $131.2 million for the six months ended June 30, 2022. There was a $7.2 million increase, or 6.4% increase in North America Loss Adjusting revenues in the year-to-date period as a result of the recent edjuster, Inc. acquisition. There was an increase in segment unit volume, measured principally by cases received, of 16.1% for the six months ended June 30, 2022, compared with the 2021 period. Excluding the impact of 7,200 cases received from the edjuster, Inc. acquisition, changes in product mix and in the rates charged for those services accounted for a 1.4% revenue decrease for the six months ended June 30, 2022 compared with the same period in 2021.

The increase in revenues in the U.S. for the three months and six months ended June 30, 2022 was due to an increase in Global Technical Services revenues and a change in the mix of services provided, due to a lower proportion of high-frequency, low-severity cases in the current year. Based on constant foreign exchange rates, there was an increase in revenues in Canada in 2022, compared with 2021, primarily due to the recent edjuster, Inc. acquisition and the recovery from the negative economic impacts of COVID-19 that were present in 2021.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $2.1 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively. Reimbursements were $4.0 million for both of the six months ended June 30, 2022 and 2021, respectively. Although there was an increase in revenues, there was no similar increase in reimbursed expenses due to a change in the mix of claims handled in 2022.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	June 30, 2021	Variance
U.S.	32,477	34,157	(4.9)%	68,415	69,579	(1.7)%
Canada	43,942	29,661	48.1%	84,997	62,539	35.9%
Total North America Loss Adjusting Cases Received	76,419	63,818	19.7%	153,412	132,118	16.1%

Overall, there was an increase in cases received of 19.7% and 16.1% for the three and six months ended June 30, 2022, respectively, compared with the 2021 periods. There was a decrease in U.S. case volumes in the 2022 second quarter and year-to-date period due to a change in the mix of services provided due to a lower proportion of high-frequency, low-severity cases. There was an increase in cases in Canada in the 2022 second quarter and six month period due to an increase in weather-related activity and due to recovery from the impact of the pandemic which was present in the 2021 period. An increase of 4,200 cases, or 6.6% of cases received, and 7,200 cases, or 5.4% of cases received, for the three months and six months ended June 30, 2022, was due to the recent edjuster, Inc. acquisition.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 73.6% for the three months ended June 30, 2022 compared with 71.9% for the 2021 period. For the six months ended June 30, 2022, direct compensation, fringe benefits, and non-employee labor expenses were 72.9%, compared with 71.7% in 2021. The total dollar amount of these expenses increased to $48.4 million for the three months ended June 30, 2022 from $40.4 million for the comparable 2021 period, and were $94.9 million for the six months ended June 30, 2022 compared to $80.7 million in 2021. The increase in amounts was due to the increased revenues and an additional 195 employees from the recent acquisition. The increase in the percentage of revenues before reimbursements is due to increased compensation expense, including the variance due to the $1.0 million and $1.9 million expense benefit in the 2021 three month and six month periods, respectively, as a result of CEWS, compared to no benefit in the 2022 periods. There was an average of 1,983 full-time equivalent employees in this segment in the six months ended June 30, 2022 compared with an average of 1,727 in the 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $14.7 million for the three months ended June 30, 2022 compared with $12.7 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 22.3% for the three months ended June 30, 2022 compared with 22.6% for the 2021 period. For the six months ended June 30, 2022, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $28.5 million, compared with $24.4 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 21.9% for the six months ended June 30, 2022, compared with 21.7% for the 2021 period. The increase in the current year amount, as well as the increase in percent of revenues before reimbursements, was due to technology investments, an increase in the allowance for credit losses, and integration costs of the recent acquisition.

INTERNATIONAL OPERATIONS SEGMENT

Operating loss in our International Operations segment was ($0.7) million, or (0.8%) of revenues before reimbursements, for the three months ended June 30, 2022, compared with operating earnings of $2.1 million, or 2.3% of revenues before reimbursements, in 2021. For the six months ended June 30, 2022, our International Operations segment reported an operating loss of ($3.8) million, or (2.1%) of revenues before reimbursements, compared with 2021 operating earnings of $1.5 million, or 0.8% of revenues before reimbursements. The decrease in operating earnings in the 2022 periods was primarily due to lower profitability in certain international operations and an increase in compensation expense.

Excluding centralized indirect support costs, gross profit decreased from $13.9 million, or 15.2% of revenues before reimbursements in 2021, to $13.5 million, or 14.4% of revenues before reimbursements, in the three months ended June 30, 2022. For the six months ended June 30, 2022, gross profit decreased from $25.2 million, or 14.2% of revenues before reimbursements in 2021, to $23.5 million, or 12.8% of revenues before reimbursements. These decreases were primarily due to losses in certain international operations and an increase in compensation expense.

Operating results for our International Operations segment, including gross profit, for the three and six months ended June 30, 2022 and 2021 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for June 30, 2021
Three Months Ended June 30,	2022	2021	Variance	2022	Variance
Revenues	$93,710	$91,269	2.7%	$99,010	8.5%
Direct expenses	80,218	77,391	3.7%	84,670	9.4%
Gross profit	13,492	13,878	(2.8)%	14,340	3.3%
Indirect expenses	14,199	11,752	20.8%	15,215	29.5%
Total International Operations Operating (Loss) Earnings	$(707)	$2,126	(133.3)%	$(875)	(141.2)%

Gross profit margin	14.4%	15.2%	(0.8)%	14.5%	(0.7)%
Operating margin	(0.8)%	2.3%	(3.1)%	(0.9)%	(3.2)%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for June 30, 2021
Six Months Ended June 30,	2022	2021	Variance	2022	Variance
Revenues	$182,982	$177,736	3.0%	$191,091	7.5%
Direct expenses	159,526	152,547	4.6%	166,417	9.1%
Gross profit	23,456	25,189	(6.9)%	24,674	(2.0)%
Indirect expenses	27,230	23,736	14.7%	28,716	21.0%
Total International Operations Operating Loss (Earnings)	$(3,774)	$1,453	(359.7)%	$(4,042)	(378.2)%

Gross profit margin	12.8%	14.2%	(1.4)%	12.9%	(1.3)%
Operating margin	(2.1)%	0.8%	(2.9)%	(2.1)%	(2.9)%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for June 30, 2021
(in thousands, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	Variance
UK	$33,435	$34,167	(2.1)%	$34,994	2.4%
Europe	24,015	23,208	3.5%	25,768	11.0%
Australia	23,643	22,442	5.4%	24,889	10.9%
Asia	5,521	4,225	30.7%	5,750	36.1%
Latin America	7,096	7,227	(1.8)%	7,609	5.3%
Total International Operations Revenues before Reimbursements	$93,710	$91,269	2.7%	$99,010	8.5%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2021
(in thousands, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	Variance
UK	$67,485	$66,301	1.8%	$69,024	4.1%
Europe	47,682	44,951	6.1%	50,589	12.5%
Australia	42,360	42,223	0.3%	44,347	5.0%
Asia	11,180	9,344	19.6%	11,630	24.5%
Latin America	14,275	14,917	(4.3)%	15,501	3.9%
Total International Operations Revenues before Reimbursements	$182,982	$177,736	3.0%	$191,091	7.5%

Revenues before reimbursements from our International Operations segment totaled $93.7 million in the three months ended June 30, 2022, compared with $91.3 million in the 2021 period. This increase was primarily due to increases in Europe, Australia, and Asia. The change in exchange rates decreased our International Operations segment revenues by approximately 5.8%, or $5.3 million, for the three months ended June 30, 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $99.0 million for the three months ended June 30, 2022. There was a $0.6 million increase, or 0.7% increase in International Operations revenues in the quarter as a result of the recent BosBoon acquisition. There was an increase in segment unit volume, measured principally by cases received, of 18.6% for the three months ended June 30, 2022, compared with the 2021 period. 12.1% of this increase was due to 15,000 cases received in Australia as a result of a weather-related catastrophe in the second quarter for which revenues are expected in future quarters as services are performed. Changes in product mix and in the rates charged for those services accounted for a 4.2% revenue decrease for the three months ended June 30, 2022 compared with the same period in 2021, primarily due to an increase in high-frequency, low-severity cases in Asia.

Revenues before reimbursements from our International Operations segment totaled $183.0 million in the six months ended June 30, 2022, compared with $177.7 million in the 2021 period. This increase was primarily due to increases in the U.K., Europe, and Asia. The change in exchange rates decreased our International Operations segment revenues by approximately 4.5%, or $8.1 million, for the six months ended June 30, 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $191.1 million for the six months ended June 30, 2022. There was a $1.7 million increase, or 1.0% increase in International Operations revenues in the year-to-date period as a result of the recent BosBoon acquisition. There was an increase in segment unit volume, measured principally by cases received, of 24.2% for the six months ended June 30, 2022, compared with the 2021 period. 6.6% of this increase was due to 15,000 cases received in Australia as a result of a weather-related catastrophe in the second quarter for which revenues are expected in future quarters as services are performed, and 4.5% of this increase was due to an increase of 10,400 high-frequency, low-severity cases received in Latin America in the first quarter for which only minimal revenues are recognized. Excluding these Australia, Latin America, and BosBoon cases, there was an increase in segment unit volume of 30,000, or 13.1% in International Operations cases received. Changes in product mix and in the rates charged for those services accounted for a 10.7% revenue decrease for the six months ended June 30, 2022 compared with the same period in 2021, due to an increase in high-frequency, low severity cases in Europe and Asia.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the three months and six months ended June 30, 2022 was due to an increase in case volumes from both new and existing clients. There was an increase in revenues in Europe in the 2022 quarter and year-to-date periods, compared with 2021, due to an increase in high-frequency, low-severity case volume increases in Scandinavia, and the recent BosBoon acquisition. There was an increase in revenues in Australia in the quarter and year-to-date periods due to an increase in weather related case activity. There was an increase in revenues in Asia in the 2022 quarter and year-to-date periods, compared with 2021, due to an increase in high-frequency, low-severity weather related case activity in the Philippines and Malaysia. There was an increase in revenues in Latin America in 2022 due to an increase in high-frequency, low-severity cases and a change in the mix of services provided.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $7.2 million and $5.6 million for the three months ended June 30, 2022 and 2021, respectively. Reimbursements were $13.2 million and $11.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase in reimbursed expenses were due to the increased revenues.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	June 30, 2021	Variance
UK	40,545	36,970	9.7%	79,250	70,201	12.9%
Europe	57,051	56,754	0.5%	113,974	104,253	9.3%
Australia	27,066	13,715	97.3%	41,504	28,014	48.2%
Asia	4,620	3,360	37.5%	12,141	7,264	67.1%
Latin America	18,015	13,447	34.0%	37,518	19,218	95.2%
Total International Operations Cases Received	147,297	124,246	18.6%	284,387	228,950	24.2%

Overall, there was an increase in cases received of 18.6% and 24.2% for the three and six months ended June 30, 2022, compared with the 2021 period. 4.5% of the year-to-date increase was due to an increase of 10,400 high-frequency, low-severity cases received in Latin America in the first quarter for which only minimal revenues are recognized. An increase of 500 cases, or 0.3% of cases received, and 900 cases, or 0.4% of cases received, for the three months and six months ended June 30, 2022, was due to the recent BosBoon acquisition. Excluding these Latin American cases, Australia flooding cases, and BosBoon acquisition, there was an increase in segment unit volume of 7,600, or 6.1% in International Operations cases received in the second quarter and 29,100, or 12.7% in the year-to-date period. There was an increase in case volumes in the U.K. due to increases from both new and existing clients. There was a year-to-date increase in cases received in Europe in 2022, compared with 2021, due to an increase in high-frequency, low-severity cases in Scandinavia. There was an increase in case volumes in Australia due to an increase in approximately 15,000 weather-related claims, for which revenues are expected in future quarters. There was an increase in cases received in Asia in 2022, compared with 2021, due to an increase in high-frequency, low-severity weather-related activity in the Philippines and Malaysia. The increase in cases received in Latin America in the 2022 three month and six month period is due to an increase in high-frequency, low-severity cases referenced above.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 69.7% for the three months ended June 30, 2022 compared with 68.8% for the 2021 period. The total dollar amount of these expenses increased to $65.3 million for the three months ended June 30, 2022 from $62.8 million for the comparable 2021 period. For the six months ended June 30, 2022, direct compensation, fringe benefits, and non-employee labor expenses were 70.1%, compared with 69.3% in 2021, and were $128.3 million for the six months ended June 30, 2022 compared to $123.1 million in 2021. The increase in amounts was due to the increased revenues and an increase in employees, including 25 from the recent acquisition. The increase in the percentage of revenues before reimbursements is because compensation expense increased higher than the revenues in certain international operations, and higher compensation expense in our legal services business. There was an average of 3,614 full-time equivalent employees in this segment in the six months ended June 30, 2022 compared with an average of 3,481 in the 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $29.1 million for the three months ended June 30, 2022 compared with $26.4 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 31.1% for the three months ended June 30, 2022 compared with 28.9% for the 2021 period. For the six months ended June 30, 2022, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $58.5 million, compared with $53.2 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 31.9% for the six months ended June 30, 2022, compared with 29.9% for the 2021 period. The increase in the current year expense and the increase in expenses as a percent of revenues before reimbursements were due to technology investments and an increase in administrative support costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $7.7 million, or 9.6% of revenues before reimbursements, for the three months ended June 30, 2022 as compared with $6.6 million, or 8.7% of revenues before reimbursements, for the second quarter of 2021. For the six months ended June 30, 2022, our Broadspire segment reported operating earnings of $14.1 million, or 9.0% of revenues before reimbursements, compared with 2021 operating earnings of $13.3 million, or 8.9% of revenues before reimbursements. These increases were due to an increase in revenues.

Excluding centralized indirect support costs, second quarter gross profit increased from $16.3 million, or 21.4% of revenues before reimbursements, in 2021 to $17.7 million, or 22.1% of revenues before reimbursements in 2022, due to the increase in revenues. For the six months ended June 30, 2022, gross profit increased from $32.8 million, or 21.8% of revenues before reimbursements in 2021, to $34.1 million, or 21.8% of revenues before reimbursements, due to the increased revenues.

Operating results for our Broadspire segment, including gross profit, for the three and six months ended June 30, 2022 and 2021 were as follows:

	In thousands (except percentages)
Three Months Ended June 30,	2022	2021	Variance
Revenues	$80,114	$75,902	5.5%
Direct expenses	62,383	59,639	4.6%
Gross profit	17,731	16,263	9.0%
Indirect expenses	10,064	9,693	3.8%
Total Broadspire Operating Earnings	$7,667	$6,570	16.7%

Gross profit margin	22.1%	21.4%	0.7%
Operating margin	9.6%	8.7%	0.9%

	In thousands (except percentages)
Six Months Ended June 30,	2022	2021	Variance
Revenues	$156,568	$150,178	4.3%
Direct expenses	122,421	117,396	4.3%
Gross profit	34,147	32,782	4.2%
Indirect expenses	20,046	19,478	2.9%
Total Broadspire Operating Earnings	$14,101	$13,304	6.0%

Gross profit margin	21.8%	21.8%	—
Operating margin	9.0%	8.9%	0.1%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2022	June 30, 2021	Variance
Claims Management	$40,426	$37,551	7.7%
Medical Management	39,688	38,351	3.5%
Total Broadspire Revenues before Reimbursements	$80,114	$75,902	5.5%

	Six Months Ended
(in thousands, except percentages)	June 30, 2022	June 30, 2021	Variance
Claims Management	$79,977	$75,702	5.6%
Medical Management	76,591	74,476	2.8%
Total Broadspire Revenues before Reimbursements	$156,568	$150,178	4.3%

Revenues before reimbursements from our Broadspire segment totaled $80.1 million in the three months ended June 30, 2022 compared with $75.9 million in the 2021 period. This increase was primarily due to an increase in new client growth across both service lines, and general recovery from pandemic-impacted activity in 2021. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 15.0% for the three months ended June 30, 2022 compared with the same period of 2021. Changes in product mix and in the rates charged for those services accounted for a 9.5% revenue decrease for the 2022 second quarter compared with the 2021 period, due to an increase in Disability and Accident and Health claims which have a lower average fee per claim.

For the six months ended June 30, 2022, revenues before reimbursements from our Broadspire segment totaled $156.6 million compared with $150.2 million in the 2021 period. This increase was primarily due to an increase in new client growth across both service lines, and general recovery from pandemic-impacted activity in 2021. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 10.9% for the six months ended June 30, 2022 compared with the same period of 2021. Changes in product mix and in the rates charged for those services accounted for a 6.6% revenue decrease for the 2022 six month period compared with 2021, due to an increase in Disability and A&H claims which have a lower average fee per claim.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.8 million for the three months ended June 30, 2022, compared with $0.6 million in the comparable 2021 period. Reimbursements were $1.5 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase in reimbursed expenses in the 2022 periods was due to the increased revenues and employee travel related to servicing cases from clients.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	June 30, 2021	Variance
Claims Management	104,502	86,843	20.3%	205,394	178,841	14.8%
Medical Management	34,621	34,118	1.5%	67,451	67,296	0.2%
Total Broadspire Cases Received	139,123	120,961	15.0%	272,845	246,137	10.9%

Overall case volumes were 15.0% and 10.9% higher for the three months and six months ended June 30, 2022, respectively, due to an increase in new clients and an increase in Disability and A&H cases volumes. In addition, the 2021 period was negatively impacted by the pandemic. Broadspire unit volumes are sensitive to overall employment levels and workplace reported injuries.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended June 30, 2022, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 60.8% in 2021 to 62.2% in 2022. For the six months ended June 30, 2022, direct compensation, fringe benefits, and non-employee labor expenses were 62.4%, compared with 61.2% in 2021. The total dollar amount of these expenses increased to $49.8 million for the three months ended June 30, 2022 from $46.2 million in 2021, and were $97.7 million for the six months ended June 30, 2022 compared to $91.8 million for the comparable 2021 period. The increase in the amounts was due to the increased revenues and an increase in average full-time equivalent employees. The increase in expense as a percent of revenues before reimbursements is due to an increase in compensation. Average full-time equivalent employees in this segment totaled 2,442 in the first six months ended June 30, 2022, compared with 2,221 in the comparable 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 28.3% for the three months ended June 30, 2022, compared with 30.5% in the comparable 2021 period. The amount of these expenses decreased slightly from $23.2 million for the three months ended June 30, 2021 to $22.6 million in 2022. For the six months ended June 30, 2022, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $44.7 million, compared with $45.0 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 28.6% for the six months ended June 30, 2022, compared with 30.0% for the 2021 period. The decrease in the overall expense and the expense as a percent of revenues was due to higher revenues and lower software amortization costs.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $4.6 million for the three months ended June 30, 2022, decreasing from operating earnings of $9.1 million in the comparable 2021 period. The segment operating margin decreased from 20.6% for the three months ended June 30, 2021, to 8.6% in the comparable 2022 period. For the six months ended June 30, 2022, our Crawford Platform Solutions segment reported operating earnings of $12.6 million, or 12.3% of revenues before reimbursements, compared with 2021 operating earnings of $13.1 million, or 16.3% of revenues before reimbursements. The decrease in operating earnings in 2022 was due to an increase in compensation expense to support new client growth and an increase in technology investments.

Excluding indirect support costs, gross profit in the second quarter decreased from $12.9 million, or 29.3% of revenues before reimbursements in 2021, to $9.9 million, or 18.3% of revenues before reimbursements, in 2022. This decrease was due to cost increases to support new client growth and an increase in technology investments. For the six months ended June 30, 2022, gross profit increased from $20.8 million, or 25.9% of revenues before reimbursements in 2021, to $22.4 million, or 21.8% of revenues before reimbursements in 2022. This increase was due to an increase in revenues in our Networks service line and the recent Praxis Consulting acquisition.

Operating results for our Platform Solutions segment, including gross profit, for the three and six months ended June 30, 2022 and 2021 were as follows:

	In thousands (except percentages)
Three Months Ended June 30,	2022	2021	Variance
Revenues	$53,746	$44,074	21.9%
Direct expenses	43,895	31,143	40.9%
Gross profit	9,851	12,931	(23.8)%
Indirect expenses	5,255	3,840	36.8%
Total Platform Solutions Operating Earnings	$4,596	$9,091	(49.4)%

Gross profit margin	18.3%	29.3%	(11.0)%
Operating margin	8.6%	20.6%	(12.0)%

	In thousands (except percentages)
Six Months Ended June 30,	2022	2021	Variance
Revenues	$102,607	$80,214	27.9%
Direct expenses	80,225	59,410	35.0%
Gross profit	22,382	20,804	7.6%
Indirect expenses	9,749	7,695	26.7%
Total Platform Solutions Operating Earnings	$12,633	$13,109	(3.6)%

Gross profit margin	21.8%	25.9%	(4.1)%
Operating margin	12.3%	16.3%	(4.0)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2022	June 30, 2021	Variance
Contractor Connection	$17,396	$19,534	(10.9)%
Networks	32,505	24,540	32.5%
Subrogation	3,845	—	nm
Total Platform Solutions Revenues before Reimbursements	$53,746	$44,074	21.9%

	Six Months Ended
(in thousands, except percentages)	June 30, 2022	June 30, 2021	Variance
Contractor Connection	$32,659	$36,051	(9.4)%
Networks	60,031	44,163	35.9%
Subrogation	9,917	—	nm
Total Platform Solutions Revenues before Reimbursements	$102,607	$80,214	27.9%

Revenues before reimbursements from our Platform Solutions segment totaled $53.7 million in the three months ended June 30, 2022, compared with $44.1 million in the 2021 period. This increase was primarily due to an increase in case volumes in our Networks service line due to new client growth, and a $3.8 million increase, or 8.7% increase in Platform Solutions revenues, as a result of the recent Praxis Consulting acquisition. There was an increase in segment unit volume, measured principally by cases received, of 10.0%, including 8.3% from the Praxis acquisition, for the three months ended June 30, 2022, compared with the 2021 period. $3.9 million, or 8.8% of the overall increase in revenues for the three months ended June 30, 2022 was due to a specific project in Networks during the second quarter for which no cases were received. Excluding cases from the Praxis acquisition, changes in product mix and in the rates charged for those services accounted for a 2.7% revenue increase for the three months ended June 30, 2022, compared with the same period in 2021.

For the six months ended June 30, 2022, revenues before reimbursements from our Platform Solutions segment totaled $102.6 million, compared with $80.2 million in the 2021 period. This increase was primarily due to an increase in case volumes in our Networks service line due to new client growth, and a $9.9 million increase, or 12.4% increase in Platform Solutions revenues, as a result of the recent acquisition. There was an increase in segment unit volume, measured principally by cases received, of 14.6%, 10.8% of which was from the Praxis acquisition, for the six months ended June 30, 2022, compared with the 2021 period. $3.9 million, or 4.9% of the overall increase in year-to-date revenues was due to a specific project in the second quarter for which no cases were received. Excluding cases from the Praxis acquisition, changes in product mix and in the rates charged for those services accounted for a 6.8% revenue increase for the six months ended June 30, 2022, compared with the same period in 2021.

The increase in revenues for the three months and six months ended June 30, 2022 was due to an increase in our Networks service line, and revenues from the recent acquisition. Excluding Subrogation, there was an increase in cases of 1.7% in the 2022 second quarter and increase of 3.8% in the year-to-date period. The decrease in Contractor Connection was due to the absence of weather related cases that were present in the 2021 second quarter.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Platform Solutions segment were $0.2 million for the three months ended June 30, 2022 compared with $0.8 million in the comparable 2021 period. Reimbursements were $0.4 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. These decreases were due to a decreased use of third parties in the 2022 periods.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2022	June 30, 2021	Variance	June 30, 2022	June 30, 2021	Variance
Contractor Connection	37,837	46,824	(19.2)%	76,228	89,418	(14.8)%
Networks	71,126	60,358	17.8%	130,074	109,376	18.9%
Subrogation	8,904	—	nm	21,557	—	nm
Total Platform Solutions Cases Received	117,867	107,182	10.0%	227,859	198,794	14.6%

Overall case volumes were 10.0% and 14.6% higher in the three and six months ended June 30, 2022, respectively, compared with the 2021 periods due to an increase in our Networks service line and the recent acquisition in our Subrogation service line. Excluding acquisition-related subrogation cases, the increase in cases received was 1.7% in the second quarter and 3.8% for the six months ended June 30, 2022. 15,500 cases, or 14.5% of the second quarter increase, and 26,400 cases, or 13.3% of the year-to-date increase, was due to an increase in high-frequency, low-severity cases received in our WeGoLook service line. The decrease in cases in the Contractor Connection service line was due to the absence of weather related cases that were present in the 2021 periods.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 67.9% in the 2022 quarter compared with 59.7% in the 2021 quarter. For the six months ended June 30, 2022, direct compensation, fringe benefits, and non-employee labor expenses were 66.6%, compared with 61.8% in 2021. The dollar amount of these expenses was $36.5 million for the 2022 second quarter and $26.3 million in the 2021 quarter, and were $68.3 million for the six months ended June 30, 2022 compared to $49.6 million in 2021. The increase in costs was due to the higher revenues in the current year and increased employees to support client growth in our Networks Service line, and the Praxis acquisition. The increase as a percentage of revenues before reimbursements in the current year was due to the change in product mix and higher compensation expense to support the new client growth. There was an average of 1,214 full-time equivalent employees in the Platform Solutions segment in the 2022 six month period, compared with an average of 880 for the comparable 2021 period, including 100 from the Praxis Consulting acquisition.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 23.6% of Platform Solutions revenues before reimbursements for the three months ended June 30, 2022 compared with 19.7% for the comparable period in 2021. The dollar amount of these expenses increased to $12.7 million in the 2022 second quarter as compared with $8.7 million in the 2021 period. The increase in the expense is due to the increased revenues and the recent acquisition. The increase as a percent of revenues before reimbursements in 2022 is due to technology investments and an increase in travel and entertainment expenses. For the six months ended June 30, 2022, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $21.7 million, compared with $17.5 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 21.1% for the six months ended June 30, 2022, compared with 21.9% for the 2021 period. The increase in overall expenses was due to the increased revenues and the recent acquisition. The decrease in the expense as a percent of revenues before reimbursements in 2022 is because the increase in revenues is higher than the increase in expenses in the year-to-date period.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, and amounts related to uncertain income tax positions. We estimate that our effective income tax rate for 2022 will be approximately 30% to 32% after considering known discrete items as of June 30, 2022.

The provision for income taxes on consolidated income before income tax totaled $2.8 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively. The overall effective tax rate increased to 32.2% for the three months ended June 30, 2022 compared with 23.3% for the 2021 period primarily due to current year losses in certain international operations and a non-recurring discrete tax benefit in 2021.

The provision for income taxes on consolidated income before income tax totaled $5.2 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively. The overall effective tax rate increased to 32.1% for the six months ended June 30, 2022 compared with 25.4% for the 2021 period primarily due to current year losses in certain international operations and a non-recurring discrete tax benefit in 2021.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $2.1 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. Interest income was $0.3 million for each of the three months ended June 30, 2022 and 2021. Corporate interest expense totaled $3.7 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. Interest income was $0.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. Stock option expense totaled $0.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.1 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense associated with these intangible assets totaled $3.8 million for the six months ended June 30, 2022 and $5.5 million for the 2021 period. The decrease in 2022 is due to the amortization period of a significant intangible asset ended in the fourth quarter of 2021. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and six months ended June 30, 2022 and 2021, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $1.4 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively. The increase in the 2022 second quarter was due to the absence of a $1.2 million CEWS benefit which was present in 2021, partially offset by a decrease in other unallocated costs. For the six months ended June 30, 2022 and 2021, unallocated corporate and shared costs were $3.8 million and $2.7 million, respectively. The increase for the year-to-date period is primarily due to the absence of a $2.2 million CEWS benefit which was present in 2021, and an increase in other unallocated costs, partially offset by a $1.8 million gain on sale of our Canadian head office building in Kitchener, Ontario.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. These expenses totaled $0.3 million and $2.4 million in the 2022 second quarter and year-to-date periods. The fair value adjustment is based on favorable changes to projections of acquired entities over the respective earnout periods, which span multiple years.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At June 30, 2022, our working capital balance (current assets less current liabilities) was approximately $64.9 million, an increase of $22.8 million from the working capital balance at December 31, 2021. Our cash and cash equivalents were $46.3 million at June 30, 2022, compared with $53.2 million at December 31, 2021.

Cash and cash equivalents as of June 30, 2022 consisted of $23.7 million held in the U.S. and $22.6 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. During 2020 and 2021, the Company changed its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Used in/Provided by Operating Activities

Cash used in operating activities was $12.8 million for the six months ended June 30, 2022, compared with $10.5 million provided by operating activities in the comparable period of 2021. The decrease in cash provided by operating activities was primarily due to a $20.5 million year over year increase in the change in unbilled receivables, primarily resulting from the flooding in Australia, increased incentive compensation payments of $6.4 million in 2022 compared to 2021, and $2.0 million of prior year benefits received related to CEWS that were not present in 2022, partially offset by a $4.6 million reduction in pension contributions.

Cash Used in Investing Activities

Cash used in investing activities was $38.6 million for the six months ended June 30, 2022, compared with $11.8 million used in the first six months of 2021. The increase in use for 2022 was primarily due to $20.9 million deferred payments related to the Praxis acquisition. Capital expenditures were $15.7 million in 2022 compared to $12.2 million in 2021.

Cash Provided by/Used in Financing Activities

Cash provided by financing activities was $46.1 million for the six months ended June 30, 2022, compared with a use of $0.4 million for the 2021 period. We paid $6.0 million in dividends in the six months ended June 30, 2022 compared with $6.4 million in the 2021 period. During the first six months of 2022, there was an increase of $80.9 million of net borrowing from our revolving credit facility, compared with a net increase during the first six months of 2021 of $11.0 million. Share repurchases totaled $26.7 million in the 2022 period, compared with $3.0 million for the first six months of 2021.

Other Matters Concerning Liquidity and Capital Resources

As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.8 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $185.7 million at June 30, 2022. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $254.2 million as of June 30, 2022 compared with $175.0 million at December 31, 2021.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility with Bank of America (the "Credit Facility") based on our trailing twelve month EBITDA, as defined in our Credit Facility. At June 30, 2022, we had $46.3 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $161.6 million, resulting in total liquidity of $207.9 million at June 30, 2022.

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

For the six months ended June 30, 2022 the Company made no contributions to its U.S. defined benefit pension plan and $0.3 million to its U.K defined benefit pension plans, compared with $4.5 million in contributions to the U.S. plan and $0.4 million to the U.K. plans for the six months ended June 30, 2021. The Company does not expect to make any additional discretionary contributions to its U.S. defined benefit pension plan during the remainder of 2022. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the six months ended June 30, 2022, we paid $6.0 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2022, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2021 were as follows:

•
Unbilled revenues increased $27.6 million excluding foreign currency exchange impacts. This increase was primarily due to an increase in weather related activity in Australia, Europe and the U.K. in our International Operations segment.
•
Accounts payable and accrued liabilities decreased $9.4 million excluding foreign exchange impacts. The decrease is primarily due to increased payments for employee incentive compensation and accounts payable.

At June 30, 2022, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2021, the Company has purchased 3,619,946 shares pursuant to the 2021 Repurchase Authorization. As of June 30, 2022 the Company was authorized to repurchase 1,793,371 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2022	2,217,958		2,217,958	3,195,359
April 1, 2022 - April 30, 2022
CRD-A	719,506	$7.57	719,506
CRD-B	23,865	$7.61	23,865
Totals of April 30, 2022				2,451,988
May 1, 2022 - May 31, 2022
CRD-A	272,099	$7.74	272,099
CRD-B	134,643	$7.26	134,643
Totals of May 31, 2022				2,045,246
June 1, 2022 - June 30, 2022
CRD-A	166,785	$7.89	166,785
CRD-B	85,090	$7.40	85,090
Totals as of June 30, 2022	3,619,946		3,619,946	1,793,371

Item 6. Exhibits

Exhibit
No.	Description
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	August 8, 2022	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2022	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)