Form 10-Q
period 2022-09-30
CRAWFORD & CO
filed 2022-11-08
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2022

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of November 1, 2022, was as follows:

Class A Common Stock, $1.00 par value: 28,556,699

Class B Common Stock, $1.00 par value: 19,848,490

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2022

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2022 and 2021	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2022 and 2021	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2022 and 2021	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2022 and December 31, 2021	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months ended March 31, June 30 and September 30, 2022 and 2021	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

	Report of Independent Registered Public Accounting Firm	28

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	51

Part II. Other Information

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	53

Signatures		54

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2022	2021
Revenues:

Revenues before reimbursements	$294,924	$288,500
Reimbursements	11,493	9,062
Total Revenues	306,417	297,562

Costs and Expenses:

Costs of services provided, before reimbursements	221,233	211,017
Reimbursements	11,493	9,062
Total costs of services	232,726	220,079

Selling, general, and administrative expenses	62,983	60,759

Corporate interest expense, net of interest income of $191 and $0, respectively	2,903	1,648

Goodwill impairment	36,808	—

Total Costs and Expenses	335,420	282,486

Other Income, net	465	902

(Loss) Income Before Income Taxes	(28,538)	15,978

(Benefit) Provision for Income Taxes	(13,286)	4,866

Net (Loss) Income	(15,252)	11,112

Net Loss Attributable to Noncontrolling Interests	108	83

Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(15,144)	$11,195

(Loss) Earnings Per Share - Basic:
Class A Common Stock	$(0.31)	$0.21
Class B Common Stock	$(0.31)	$0.21

(Loss) Earnings Per Share - Diluted:
Class A Common Stock	$(0.31)	$0.20
Class B Common Stock	$(0.31)	$0.21

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	28,553	30,711
Class B Common Stock	19,848	22,407

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	28,553	31,954
Class B Common Stock	19,848	22,407

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021
Revenues:

Revenues before reimbursements	$867,294	$809,138
Reimbursements	30,564	27,124
Total Revenues	897,858	836,262

Costs and Expenses:

Costs of services provided, before reimbursements	644,948	589,375
Reimbursements	30,564	27,124
Total costs of services	675,512	616,499

Selling, general, and administrative expenses	193,222	178,120

Corporate interest expense, net of interest income of $549 and $319, respectively	6,201	4,443

Goodwill impairment	36,808	—

Total Costs and Expenses	911,743	799,062

Other Income, net	1,534	2,676

(Loss) Income Before Income Taxes	(12,351)	39,876

(Benefit) Provision for Income Taxes	(8,092)	10,927

Net (Loss) Income	(4,259)	28,949

Net Loss Attributable to Noncontrolling Interests	41	90

Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(4,218)	$29,039

(Loss) Earnings Per Share - Basic:
Class A Common Stock	$(0.08)	$0.55
Class B Common Stock	$(0.09)	$0.55

(Loss) Earnings Per Share - Diluted:
Class A Common Stock	$(0.08)	$0.53
Class B Common Stock	$(0.09)	$0.54

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,397	30,786
Class B Common Stock	20,202	22,438

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	29,397	31,916
Class B Common Stock	20,202	22,438

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended September 30,
(In thousands)	2022	2021
Net (Loss) Income	$(15,252)	$11,112

Other Comprehensive (Loss) Income:
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(7,421)	(5,529)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $623 and $657, respectively	1,838	1,908

Other Comprehensive Loss	(5,583)	(3,621)

Comprehensive (Loss) Income	(20,835)	7,491

Comprehensive loss attributable to noncontrolling interests	292	282

Comprehensive (Loss) Income Attributable to Shareholders of Crawford & Company	$(20,543)	$7,773

	Nine Months Ended September 30,
(In thousands)	2022	2021

Net (Loss) Income	$(4,259)	$28,949

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(19,365)	7,279

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,895 and $1,987, respectively	5,531	5,737

Other Comprehensive (Loss) Income	(13,834)	13,016

Comprehensive (Loss) Income	(18,093)	41,965

Comprehensive loss attributable to noncontrolling interests	345	273

Comprehensive (Loss) Income Attributable to Shareholders of Crawford & Company	$(17,748)	$42,238

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$33,099	$53,228
Accounts receivable, less allowance for expected credit losses of $9,630 and $8,768, respectively	137,360	134,458
Unbilled revenues, at estimated billable amounts	134,646	118,722
Income taxes receivable	23,099	4,936
Prepaid expenses and other current assets	35,532	34,576
Total Current Assets	363,736	345,920
Net Property and Equipment	28,407	33,721
Other Assets:
Operating lease right-of-use assets, net	96,364	99,369
Goodwill	76,783	116,526
Intangible assets arising from business acquisitions, net	91,285	97,571
Capitalized software costs, net	79,605	75,802
Deferred income tax assets	22,285	21,266
Other noncurrent assets	62,103	62,464
Total Other Assets	428,425	472,998
TOTAL ASSETS	$820,568	$852,639

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$37,696	$10,704
Accounts payable	42,182	48,470
Accrued compensation and related costs	72,889	96,018
Self-insured risks	14,578	13,222
Income taxes payable	—	1,200
Operating lease liability	23,354	25,238
Other accrued liabilities	60,116	76,884
Deferred revenues	29,876	32,119
Total Current Liabilities	280,691	303,855
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	219,680	164,315
Operating lease liability	86,556	88,408
Deferred revenues	24,716	23,786
Accrued pension liabilities	10,218	17,892
Other noncurrent liabilities	37,374	42,986
Total Noncurrent Liabilities	378,544	337,387
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 28,557 and 30,996 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	28,557	30,996
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,848 and 20,812 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	19,848	20,812
Additional paid-in capital	78,364	74,229
Retained earnings	230,085	266,369
Accumulated other comprehensive loss	(193,971)	(180,441)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	162,883	211,965
Noncontrolling interests	(1,550)	(568)
Total Shareholders' Investment	161,333	211,397
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$820,568	$852,639

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(4,259)	$28,949
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,379	30,768
Goodwill impairment	36,808	—
Stock-based compensation	4,218	5,564
Gain on sale of property and equipment	(1,562)	(38)
Contingent earnout adjustments	3,246	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,329)	(7,352)
Unbilled revenues, net	(23,537)	(18,990)
Accrued or prepaid income taxes	(23,162)	(8,627)
Accounts payable and accrued liabilities	(20,612)	6,798
Deferred revenues	(191)	2,130
Accrued retirement costs	(1,684)	(13,243)
Prepaid expenses and other operating activities	(3,510)	(5,916)
Net cash (used in) provided by operating activities	(16,195)	20,043

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(4,983)	(5,251)
Capitalization of computer software costs	(19,933)	(15,372)
Proceeds from settlement of life insurance policies	—	4,937
Payments for business acquisitions, net of cash acquired	(26,309)	(23,141)
Cash proceeds from sale of property and equipment	3,032	—
Net cash used in investing activities	(48,193)	(38,827)

Cash Flows from Financing Activities:
Cash dividends paid	(8,938)	(9,577)
Repurchases of common stock	(26,749)	(6,076)
Increases in revolving credit facility borrowings	99,952	58,449
Payments on revolving credit facility borrowings	(15,129)	(31,808)
Payments of contingent consideration on acquisitions	(2,118)	(1,683)
Other financing activities	(87)	629
Net cash provided by financing activities	46,931	9,934
Effects of exchange rate changes on cash and cash equivalents	(2,351)	1,123
Decrease in Cash, Cash Equivalents, and Restricted Cash	(19,808)	(7,727)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	53,689	44,656
Cash, Cash Equivalents, and Restricted Cash at End of Period	$33,881	$36,929

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2022	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2022	$30,996	$20,812	$74,229	$266,369	$(180,441)	$211,965	$(568)	$211,397
Net income	—	—	—	5,096	—	5,096	60	5,156
Other comprehensive (loss) income	—	—	—	—	(3,290)	(3,290)	14	(3,276)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,114)	—	(3,114)	—	(3,114)
Stock-based compensation	—	—	1,660	—	—	1,660	—	1,660
Repurchases of common stock	(1,498)	(720)	—	(13,871)	—	(16,089)	—	(16,089)
Shares issued in connection with stock-based compensation plans, net	89	—	(89)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022	$29,587	$20,092	$75,800	$254,480	$(183,731)	$196,228	$(752)	$195,476
Net income	—	—	—	5,830	—	5,830	7	5,837
Other comprehensive loss	—	—	—	—	(4,841)	(4,841)	(134)	(4,975)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,920)	—	(2,920)	—	(2,920)
Stock-based compensation	—	—	1,750	—	—	1,750	—	1,750
Repurchases of common stock	(1,159)	(244)	—	(9,257)	—	(10,660)	—	(10,660)
Balance at June 30, 2022	$28,428	$19,848	$77,550	$248,133	$(188,572)	$185,387	$(879)	$184,508
Net income	—	—	—	(15,144)	—	(15,144)	(108)	(15,252)
Other comprehensive income	—	—	—	—	(5,399)	(5,399)	(184)	(5,583)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,904)	—	(2,904)	—	(2,904)
Stock-based compensation	—	—	808	—	—	808	—	808
Decrease in value of noncontrolling interest due to acquisitions	—	—	(686)	—	—	(686)	(379)	(1,065)
Shares issued in connection with stock-based compensation plans, net	129	—	692	—	—	821	—	821
Balance at September 30, 2022	$28,557	$19,848	$78,364	$230,085	$(193,971)	$162,883	$(1,550)	$161,333

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity, global pandemics such as COVID-19, and other macroeconomic uncertainties, the Company's operating results for the three and nine months ended September 30, 2022 and financial position as of September 30, 2022 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2022 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2022 and December 31, 2021, the liabilities of the deferred compensation plan were $6,384,000 and $7,060,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,043,000 and $9,925,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in the first, second and third quarters of 2021. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense. The Company recognized $1,778,000 and $5,850,000 CEWS benefits in the three and nine months ended September 30, 2021, respectively, and no benefits in the 2022 periods. There are no future benefits under the CEWS.

2. Recently Issued Accounting Standards

Adoption of New Accounting Standards

There were no recently issued accounting standards adopted by the Company.

Pending Adoption of Recently Issued Accounting Standards

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. The Company does not expect to early adopt the accounting standards update. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial condition, or cash flows.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
U.S.	$41,161	$43,276	$122,438	$113,999
Canada	25,661	21,058	74,597	62,845
Total North America Loss Adjusting Revenues before Reimbursements	$66,822	$64,334	$197,035	$176,844

The following table presents International Operations revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
UK	$25,547	$32,530	$86,773	$93,744
Europe	20,535	21,851	68,217	66,802
Australia	24,602	20,131	63,052	58,652
Asia	5,196	4,671	16,376	14,015
Latin America	6,277	5,470	17,674	16,742
International Loss Adjusting	$82,157	$84,653	$252,092	$249,955

Crawford Legal Services	$3,909	$7,235	$16,956	$19,669
Total International Operations Revenues before Reimbursements	$86,066	$91,888	$269,048	$269,624

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Claims Management	$40,275	$38,326	$120,252	$114,028
Medical Management	38,106	37,478	114,697	111,954
Total Broadspire Revenues before Reimbursements	$78,381	$75,804	$234,949	$225,982

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Contractor Connection	$17,453	$18,592	$50,112	$54,643
Networks	40,809	37,882	100,840	82,045
Subrogation	5,393	—	15,310	—
Total Platform Solutions Revenues before Reimbursements	$63,655	$56,474	$166,262	$136,688

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

The table below presents the deferred revenues balance as of January 1, 2022 and the significant activity affecting deferred revenues during the nine months ended September 30, 2022:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2022	$55,905
Quarterly additions	19,621
Revenue recognized from the prior periods	(14,682)
Revenue recognized from current quarter additions	(4,785)
Balance as of March 31, 2022	$56,059
Quarterly additions	18,201
Revenue recognized from the prior periods	(15,797)
Revenue recognized from current quarter additions	(4,497)
Balance as of June 30, 2022	$53,966
Quarterly additions	18,947
Revenue recognized from the prior periods	(13,864)
Revenue recognized from current quarter additions	(4,457)
Balance as of September 30, 2022	$54,592

Remaining Performance Obligations

As of September 30, 2022, the Company had $94,831,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claims processing has not yet occurred. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

5. Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from the Company's various domestic and international operations, which are subject to income taxes at different rates, the Company's ability to utilize net operating loss and tax credit carryforwards, amounts related to uncertain income tax positions and goodwill impairments.

The provision for income taxes on consolidated income before income taxes totaled a benefit of $(13,286,000) and a provision of $4,866,000 for the three months ended September 30, 2022 and 2021. The overall effective tax rate increased to 46.6% for the three months ended September 30, 2022 compared with 30.5% for the 2021 period primarily due to the impact of a partially non-deductible goodwill impairment.

The provision for income taxes on consolidated income before income taxes totaled a benefit of $(8,092,000) and a provision of $10,927,000 for the nine months ended September 30, 2022 and 2021. The overall effective tax rate increased to 65.5% for the nine months ended September 30, 2022 compared with 27.4% for the 2021 period primarily due to the impact of a partially non-deductible goodwill impairment.

6. Defined Benefit Pension Plans

Net periodic benefit related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 included the following components:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service cost	$315	$302	$1,006	$921
Interest cost	3,284	2,858	10,079	8,533
Expected return on assets	(6,250)	(6,348)	(19,090)	(18,968)
Amortization of actuarial loss	2,501	2,589	7,533	7,760
Net periodic (benefit)	$(150)	$(599)	$(472)	$(1,754)

For the three months ended September 30, 2022 and 2021, the non-service components of net periodic pension benefit of $(465,000) and $(901,000), respectively, are included in "Other Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2022 and 2021, the non-service components of net periodic pension benefit of $(1,478,000) and $(2,675,000), respectively, are included in "Other Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2022, the Company made no contributions to the U.S. defined benefit pension plan and $487,000 to the U.K. defined benefit pension plans, as compared with $9,000,000 of contributions to the U.S. defined benefit pension plan and $526,000 to the U.K. defined benefit pension plans during the nine months ended September 30, 2021, respectively.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
(Loss) earnings per share - basic:
Numerator:
Allocation of undistributed (loss) earnings	$(10,647)	$(7,401)	$4,632	$3,380	$(7,797)	$(5,359)	$11,257	$8,205
Dividends paid	1,713	1,191	1,839	1,344	5,299	3,639	5,539	4,038
Net (loss) income attributable to common shareholders, basic	$(8,934)	$(6,210)	$6,471	$4,724	$(2,498)	$(1,720)	$16,796	$12,243

Denominator:
Weighted-average common shares outstanding, basic	28,553	19,848	30,711	22,407	29,397	20,202	30,786	22,438
(Loss) earnings per share - basic	$(0.31)	$(0.31)	$0.21	$0.21	$(0.08)	$(0.09)	$0.55	$0.55

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
(Loss) earnings per share - diluted:
Numerator:
Allocation of undistributed (loss) earnings	$(10,647)	$(7,401)	$4,710	$3,302	$(7,797)	$(5,359)	$11,428	$8,034
Dividends paid	1,713	1,191	1,839	1,344	5,299	3,639	5,539	4,038
Net (loss) income attributable to common shareholders, diluted	$(8,934)	$(6,210)	$6,549	$4,646	$(2,498)	$(1,720)	$16,967	$12,072

Denominator:
Weighted-average common shares outstanding, basic	28,553	19,848	30,711	22,407	29,397	20,202	30,786	22,438
Weighted-average effect of dilutive securities	—	—	1,243	—	—	—	1,130	—
Weighted-average common shares outstanding, diluted	28,553	19,848	31,954	22,407	29,397	20,202	31,916	22,438
(Loss) earnings per share - diluted	$(0.31)	$(0.31)	$0.20	$0.21	$(0.08)	$(0.09)	$0.53	$0.54

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Shares underlying stock options excluded	1,542	352	1,542	706
Performance stock grants excluded because performance conditions have not been met (1)	816	396	759	318

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and nine months ended September 30, 2022 and 2021, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
CRD-A issued under the Non-Employee Director Stock Plan	5	—	99	67
CRD-A issued under the U.K. ShareSave Scheme	—	5	—	70
CRD-A issued under the Employee Stock Purchase Plan	124	159	124	159
CRD-A issued under the 2016 Omnibus Stock and Incentive Plan	—	—	(6)	—

Effective May 9, 2019, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2020 (the "2019 Repurchase Authorization"). The Company’s Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2021. Under the 2019 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. At September 30, 2022, there were no remaining shares authorized to repurchase under the 2019 Repurchase Authorization.

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization which had a remaining authorization to purchase 413,317 shares at December 31, 2021. Under the new repurchase program, repurchases may be made through December 31, 2023 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The new authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At September 30, 2022, there were 1,793,371 remaining shares authorized to repurchase under the 2021 Repurchase Authorization.

During the nine months ended September 30, 2022, the Company repurchased 2,656,474 shares of CRD-A and 963,472 shares CRD-B at an average cost of $7.41 and $7.32, respectively. During the nine months ended September 30, 2021, the Company repurchased 530,598 shares of CRD-A and 111,499 shares of CRD-B at an average cost of $9.63 and $8.68, respectively.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized (losses) gains from intra-entity loans that are long-term in nature of $(590,786) and $1,018,000 for the three and nine months ended September 30, 2022, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(33,584)	$(154,988)	$(188,572)	$(21,760)	$(158,681)	$(180,441)
Other comprehensive loss before reclassifications	(7,237)	—	(7,237)	(19,061)	—	(19,061)
Amounts reclassified from accumulated other comprehensive income to net income	—	1,838	1,838	—	5,531	5,531
Net current period other comprehensive (loss) income	(7,237)	1,838	(5,399)	(19,061)	5,531	(13,530)
Ending balance	$(40,821)	$(153,150)	$(193,971)	$(40,821)	$(153,150)	$(193,971)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(18,000)	$(164,235)	$(182,235)	$(30,792)	$(168,064)	$(198,856)
Other comprehensive income before reclassifications	(5,330)	—	(5,330)	7,462	—	7,462
Amounts reclassified from accumulated other comprehensive income to net income	—	1,908	1,908	—	5,737	5,737
Net current period other comprehensive (loss) income	(5,330)	1,908	(3,422)	7,462	5,737	13,199
Ending balance	$(23,330)	$(162,327)	$(185,657)	$(23,330)	$(162,327)	$(185,657)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2022
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,075	$10,075	$—	$—

Liabilities:
Contingent earnout liability (2)	17,130	—	—	17,130

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The contingent earnout liability relates to businesses acquired since 2020. See Note 12, "Business Acquisitions" for more information. The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data. The Company recognized a pretax contingent earnout expense totaling $887,000 and $3,246,000 in the three and nine months ended September 30, 2022 related to the fair value adjustment of earnout liabilities arising from recent acquisitions. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and nine months ended September 30, 2022. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

The carrying value of the reporting unit, including goodwill, is compared with the estimated fair value of the reporting unit as determined utilizing a combination of the income and market approaches. The income approach, which is a level 3 fair value measurement, is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of the cash flows. The market approach is based on the Guideline Public Company Method, which uses market pricing metrics to select multiples to value the Company's reporting units. The resulting estimated fair values of the combined reporting units are reconciled to the Company's market capitalization including an estimated implied control premium. The Company believes that the combination of these approaches is appropriate because it provides a fair value estimate based upon the combination of the reporting unit's expected long-term operating cash flow performance and multiples with which similar publicly traded companies are valued. The Company weights the income and market approaches equally. In our interim goodwill impairment test as of August 31, 2022 disclosed below, we also used the adjusted book value method to estimate the fair value of our Crawford Legal Services reporting unit.

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

During the third quarter of 2022, the Company identified goodwill impairment indicators in our International Operations reporting unit and Crawford Legal Services reporting unit, which are reflected in our International Operations reportable segment, as a result of a reduction in forecasted revenue and earnings, higher interest rates, and a lower Crawford & Company stock price. The Company also identified goodwill impairment indicators in its North America Loss Adjusting and Platform Solutions reportable segments related to the edjuster Inc. and Praxis Consulting Inc. reporting units, respectively, as these reporting units had minimal historical excess of fair value over the carrying value due to being recent acquisitions, given higher interest rates and a lower Crawford & Company stock price. As a result of these indicators, the Company performed an interim quantitative goodwill impairment test as of August 31, 2022 and recognized a pretax goodwill impairment of $36,808,000. The goodwill impairment charge reduced the carrying value of goodwill in the Company's edjuster Inc. and Praxis Consulting Inc. reporting units by $3,366,000 and $10,650,000 million, respectively. Goodwill related to the Company's International Operations and Crawford Legal Services reporting units was fully impaired with a charge of $19,640,000 and $3,152,000, respectively.

The key assumptions used in estimating the fair value of the Company's reporting units as of August 31, 2022 utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of the Company's reporting units as of August 31, 2022 range between 15.5% and 18.0%, reflecting its assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimate of revenues, EBITDA margin, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

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

Financial information for the three and nine months ended September 30, 2022 and 2021 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
North America Loss Adjusting	$66,822	$64,334	$197,035	$176,844
International Operations	86,066	91,888	269,048	269,624
Broadspire	78,381	75,804	234,949	225,982
Platform Solutions	63,655	56,474	166,262	136,688
Total segment revenues before reimbursements	294,924	288,500	867,294	809,138
Reimbursements	11,493	9,062	30,564	27,124
Total revenues	$306,417	$297,562	$897,858	$836,262

Segment Operating Earnings (Loss)
North America Loss Adjusting	$3,678	$4,362	$10,508	$11,804
International Operations	(3,849)	1,947	(7,623)	3,400
Broadspire	6,198	6,939	20,299	20,243
Platform Solutions	10,080	9,724	22,714	22,833
Total segment operating earnings	16,107	22,972	45,898	58,280

Deduct:
Unallocated corporate and shared costs, net	(1,907)	(2,173)	(5,732)	(4,835)
Net corporate interest expense	(2,903)	(1,648)	(6,201)	(4,443)
Stock option expense	(142)	(296)	(478)	(700)
Amortization of customer-relationship intangible assets	(1,998)	(2,877)	(5,784)	(8,426)
Contingent earnout adjustments	(887)	—	(3,246)	—
Goodwill impairment	(36,808)	—	(36,808)	—
(Loss) income before income taxes	$(28,538)	$15,978	$(12,351)	$39,876

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represents segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, goodwill impairments, income taxes, and net income or loss attributable to noncontrolling interests.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
International Operations
International Loss Adjusting	$82,157	$84,653	$252,092	$249,955
Crawford Legal Services	3,909	7,235	16,956	19,669
Total Revenues before Reimbursements--International Operations	$86,066	$91,888	$269,048	$269,624

Broadspire
Claims Management	$40,275	$38,326	$120,252	$114,028
Medical Management	38,106	37,478	114,697	111,954
Total Revenues before Reimbursements--Broadspire	$78,381	$75,804	$234,949	$225,982

Platform Solutions
Contractor Connection	$17,453	$18,592	$50,112	$54,643
Networks	40,809	37,882	100,840	82,045
Subrogation	5,393	—	15,310	—
Total Revenues before Reimbursements--Platform Solutions	$63,655	$56,474	$166,262	$136,688

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. At September 30, 2022, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,777,000.

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

12. Business Acquisitions

HBA Group Acquisition

On November 1, 2020, the Company acquired 100% of HBA Group and its subsidiaries ("HBA") in Australia. HBA is a legal services provider that complements the Company’s International Operations segment in Australia.

The acquisition was funded primarily through additional borrowings under the Company's credit facility. The purchase price included an initial cash payment of $4,026,000 and a maximum of $3,200,000 payable over four years based on achievement of certain revenue and EBITDA performance goals as set forth in the purchase agreement. The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired, and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,409,000. At September 30, 2022, there were no material changes in the range of expected outcomes or the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Final acquisition accounting for this acquisition was completed as of March 31, 2022. Adjustments recorded during the first quarter included a reduction in goodwill and deferred tax liability of $827,000. The financial results of certain of the Company’s international subsidiaries, including HBA, are included in the Company’s consolidated financial statements on a two-month delayed basis. Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

edjuster Inc. Acquisition

On August 23, 2021, the Company acquired 100% of edjuster Inc. in Canada and its U.S. subsidiary (collectively "edjuster"). edjuster is a technology-enabled, end-to-end contents services provider and platform. This acquisition enables the Company to expand its capability in the North American claims contents services market. The purchase price included an initial cash payment of $20,875,000, a working capital adjustment of $433,000, and an earn-out potential up to $13,334,000 based on the achievement of certain EBITDA performance goals over two one-year periods, beginning January 2022. The acquisition was funded primarily through additional borrowings under the Company’s credit facility.

The results of edjuster are reported in the North America Loss Adjusting segment. Goodwill is attributable to the assembled workforce acquired, and expected revenue and cost synergies as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

The preliminary acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,437,000. At September 30, 2022, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, royalty rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Final acquisition accounting for this acquisition was completed as of September 30, 2022.

Praxis Consulting Inc. Acquisition

On October 1, 2021, the Company acquired assets and certain liabilities of Praxis Consulting Inc. ("Praxis"), an established subrogation claims service provider in the U.S. The acquisition allows the Company to expand its footprint in the U.S. subrogation claims market.

The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included a cash payment of $21,544,000, a working capital adjustment payable of $735,000, a deferred cash payment of $20,000,000 which was paid in February 2022, and an earn-out potential up to $10,000,000 based on the achievement of certain revenue performance goals over two one-year periods, beginning February 2022. The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. The fair value of the contingent consideration payable increased to $7,569,000 at September 30, 2022 from $4,068,000 at the acquisition date based on revised internal revenue forecasts. Accordingly, the Company recognized $3,501,000 from changes in the fair value of contingent consideration related to this acquisition in "Selling, general, and administrative expenses" on the Consolidated Statement of Operations during the nine months ended September 30, 2022. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $568,000. At September 30, 2022, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

R.P. van Dijk B.V. Acquisition

On April 1, 2022, the Company purchased assets associated with R.P. van Dijk B.V. ("Van Dijk"), a bodily injury loss adjusting company based in the Netherlands. The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price includes an initial cash consideration of $4,313,000, and an earn-out potential up to $2,200,000 payable over the next two years based on the achievement of revenue performance goals and other nonfinancial milestones over two one-year periods, beginning April 2022.

This acquisition expands the Company's network in the Netherlands and strengthen its bodily injury loss adjusting service offering by adding a highly qualified team of adjusters experienced in managing complex loss events resulting in injury or death, as well as handling medical liability claims. The acquisition supports the Company's strategic aim of strengthening its expertise in all key territories in which it operates.

The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $1,342,000. At September 30, 2002, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of acquisition date, inclusive of subsequent measurement period adjustments, are presented in the following table:

	HBA Group	edjuster Inc.	Praxis Consulting Inc.	BosBoon Expertise Group B.V.	R.P. van Dijk B.V.
	November 1, 2020	August 23, 2021	October 1, 2021	October 1, 2021	April 1, 2022
	(In thousands)
Tangible assets
Cash and cash equivalents	$240	$1,723	$—	$—	$—
Accounts receivable	1,081	1,518	119	469	—
Unbilled revenues	598	1,531	—	597	509
Right-of-use lease assets	1,502	418	430	586	—
Other assets	205	1,520	316	75	231
Total tangible assets	3,626	6,710	865	1,727	740
Intangible assets
Customer relationships	1,574	5,346	20,000	1,384	3,215
Developed technology	—	2,673	1,500	—	—
Non-compete agreements	—	157	225	346	347
Tradenames	—	1,101	2,125	—	—
Goodwill	5,406	12,881	26,195	1,571	1,423
Total intangible assets	6,980	22,158	50,045	3,301	4,985
Total assets acquired	10,606	28,868	50,910	5,028	5,725

Liabilities assumed
Current liabilities	2,532	2,066	4,133	1,430	70
Operating lease liabilities	1,502	418	430	586	—
Tax liabilities	137	2,639	—	378	—
Total liabilities assumed	4,171	5,123	4,563	2,394	70

Net assets acquired	$6,435	$23,745	$46,347	$2,634	$5,655

Purchase price (cash)	$4,026	$20,875	$21,544	$2,066	$4,313
Deferred purchase consideration payable	—	433	20,735	—	—
Fair value of contingent consideration	2,409	2,437	4,068	568	1,342
Fair value of total consideration transferred	$6,435	$23,745	$46,347	$2,634	$5,655

Acquired intangible assets include customer relationships, developed technologies, non-compete agreements, and tradenames. Intangible assets were valued using the multi-period excess earnings or the relief-from-royalty methods, both are forms of the income approach which utilizes a forecast of future cash flows generated from the use of each asset. The following table shows the preliminary fair values assigned to identifiable intangible assets:

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

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$33,099	$53,228	$36,929	$44,656
Restricted cash within prepaid expenses and other current assets	782	461	—	—
Total cash, cash equivalents and restricted cash	$33,881	$53,689	$36,929	$44,656

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of September 30, 2022, the related condensed consolidated statements of operations, comprehensive income (loss) for the three and nine-month periods ended September 30, 2022 and 2021, the condensed consolidated statements of shareholders' investment for the three-month periods ended March 31, June 30 and September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 8, 2022

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended September 30, 2022 and 2021, and as of September 30, 2022, and December 31, 2021, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2021. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements increased $6.4 million, or 2.2%, for the three months ended September 30, 2022 and $58.2 million, or 7.2% for the nine months ended September 30, 2022, compared with the same periods of 2021. This increase was primarily due to an increase in new client growth in our North America Loss Adjusting, Broadspire and Platforms Solutions operating segments, and recent acquisitions, partially offset by a decrease in International Operations. Changes in foreign exchange rates reduced our consolidated revenues before reimbursements by $11.0 million, or 3.9%, for the three months ended September 30, 2022 and $20.1 million, or 2.5%, for the nine months ended September 30, 2022 as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and nine months ended September 30, 2022.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended September 30, 2021
(in thousands, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	% Variance
Revenues:
North America Loss Adjusting	$66,822	$64,334	3.9%	$67,758	5.3%
International Operations	86,066	91,888	(6.3)%	96,161	4.7%
Broadspire	78,381	75,804	3.4%	78,381	3.4%
Platform Solutions	63,655	56,474	12.7%	63,655	12.7%
Total revenues before reimbursements	294,924	288,500	2.2%	305,955	6.1%
Reimbursements	11,493	9,062	26.8%	12,343	36.2%
Total Revenues	$306,417	$297,562	3.0%	$318,298	7.0%

	Nine Months Ended			Nine Months Ended
				Based on exchange rates for the nine months ended September 30, 2021
(in thousands, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	% Variance
Revenues:
North America Loss Adjusting	$197,035	$176,844	11.4%	$198,915	12.5%
International Operations	269,048	269,624	(0.2)%	287,252	6.5%
Broadspire	234,949	225,982	4.0%	234,949	4.0%
Platform Solutions	166,262	136,688	21.6%	166,262	21.6%
Total revenues before reimbursements	867,294	809,138	7.2%	887,378	9.7%
Reimbursements	30,564	27,124	12.7%	31,961	17.8%
Total Revenues	$897,858	$836,262	7.4%	$919,339	9.9%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $17.5 million, or 6.1%, for the three months ended September 30, 2022, and increased $78.2 million, or 9.7%, for the nine months ended September 30, 2022. Revenues from the North America Loss Adjusting segment increased in the 2022 third quarter due to an increase in Canada and the recent edjuster, Inc. acquisition, partially offset by a reduction in weather-related cases in the U.S. due to hurricane Ida cases in the 2021 third quarter. On a year-to-date basis, revenues from the North America Loss Adjusting segment increased in the U.S. and Canada, and from the recent acquisition. Revenues from the International Operations segment decreased in the 2022 third quarter due to the change in foreign exchange rates. Excluding foreign exchange impacts, International Operations revenues increased in most regions. For the year-to-date period, excluding foreign exchange impacts, revenues from the International Operations segment increased due to an increase in weather-related activity in Australia and Asia, partially offset by reductions in the U.K. and our Legal Services service line. Revenues from the Broadspire segment increased for the quarter and year-to-date period due to an increase in case activity. Revenues from the Platform Solutions segment increased in both the quarter and year-to-date period primarily due to an increase in Networks and the recent Praxis Consulting acquisition. There was an $8.8 million increase in total company revenues in the 2022 third quarter and a $28.0 million increase in the year-to-date period as a result of recent acquisitions. See Note 12, “Business Acquisitions” of our accompanying consolidated financial statements for more details of this activity.

Overall, there was an increase in cases received of 13.1% for the three months ended September 30, 2022 due to an increase in all operating segments except for North America Loss Adjusting, which received cases in the 2021 third quarter as a result of hurricane Ida. There was an increase in cases received of 15.3% for the nine months ended September 30, 2022, compared with the 2021 period, due to increases in all operating segments. Recent acquisitions contributed 13,400, or 2.8% of cases received in the third quarter, and 43,200, or 3.0% of cases received in the nine months ended September 30, 2022.

Cases received are presented below by segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	September 30, 2021	Variance
North America Loss Adjusting	72,112	78,422	(8.0)%	225,524	210,540	7.1%
International Operations	123,270	113,368	8.7%	407,657	342,318	19.1%
Broadspire	141,658	124,703	13.6%	414,503	370,840	11.8%
Platform Solutions	150,192	114,255	31.5%	378,051	313,049	20.8%
Total Crawford Cases Received	487,232	430,748	13.1%	1,425,735	1,236,747	15.3%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and nine months ended September 30, 2022:

		Three Months Ended
		September 30, 2022		September 30, 2021
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$183,197	62.1%	$175,553	60.8%
U.K.	GBP	25,534	8.7%	32,527	11.3%
Canada	CAD	25,661	8.7%	21,102	7.3%
Australia	AUD	24,601	8.3%	20,132	7.0%
Europe	EUR	20,535	7.0%	21,807	7.6%
Rest of World		15,396	5.2%	17,379	6.0%
Total Revenues, before reimbursements		$294,924		$288,500

		Nine Months Ended
		September 30, 2022		September 30, 2021
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$523,650	60.4%	$476,669	58.9%
U.K.	GBP	86,726	10.0%	93,741	11.6%
Canada	CAD	74,596	8.6%	63,139	7.8%
Australia	AUD	63,052	7.3%	58,652	7.2%
Europe	EUR	68,217	7.8%	66,508	8.2%
Rest of World		51,053	5.9%	50,429	6.3%
Total Revenues, before reimbursements		$867,294		$809,138

Costs of services provided, before reimbursements, increased $10.2 million, or 4.8%, for the three months ended September 30, 2022, and increased $55.6 million, or 9.4%, for the nine months ended September 30, 2022, as compared with the 2021 periods. This increase was primarily due to an increase in compensation expense and other costs in each of our operating segments resulting from the higher revenues, and the impact of recent acquisitions.

Selling, general, and administrative ("SG&A") expenses increased $2.2 million, or 3.7%, in the three months ended September 30, 2022 and increased $15.1 million, or 8.5%, for the nine months ended September 30, 2022, as compared with the 2021 periods. This increase was due to an increase in compensation expense, the impact of recent acquisitions, and contingent earnout adjustments, partially offset by a gain on the sale of our Canadian head office building.

We recognized a pretax non-cash goodwill impairment in the three months ended September 30, 2022 totaling $36.8 million related to the North America Loss Adjusting ($3.4 million), International Operations ($22.7 million), and Platform Solutions ($10.7 million) reportable segments.

We sold our Canadian head office building in Kitchener, Ontario Canada in the first quarter of 2022 for $3.1 million and recognized a pretax gain on disposal of $1.8 million. This gain is recorded as a credit within Unallocated Corporate and Shared Costs and is included in “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations.

We received a benefit from the Canada Emergency Wage Subsidy ("CEWS") totaling $1.8 million and $5.9 million in the three months and nine months ended September 30, 2021, respectively, due to the negative economic impact of COVID-19 in that country. There was no similar benefit in the 2022 periods. This subsidy is recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on classification of the employees.

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

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represents segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, goodwill impairments, income taxes, and net income or loss attributable to noncontrolling interests.

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

Goodwill impairments arise from time to time due to various factors, but are not allocated to our operating segments since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, goodwill impairments, and unallocated corporate and shared costs and credits follows the discussion and analysis of the results of operations of our four operating segments.

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

During the third quarter of 2022, we identified goodwill impairment indicators in our International Operations reporting unit and Crawford Legal Services reporting unit, which are reflected in our International Operations reportable segment, as a result of a reduction in forecasted revenue and earnings, higher interest rates, and a lower Crawford & Company stock price. We also identified goodwill impairment indicators in our North America Loss Adjusting and Platform Solutions reportable segments related to the edjuster Inc. and Praxis Consulting Inc. reporting units, as these reporting units had minimal historical excess of fair value over the carrying value due to being recent acquisitions, given higher interest rates and a lower Crawford & Company stock price. As a result of these indicators, the Company performed an interim quantitative goodwill impairment test as of August 31, 2022 and recognized a pretax goodwill impairment of $36.8 million. This charge was partially offset by a $15.9 million reduction in income tax expense. Due to the non-discrete income tax treatment of the goodwill impairment, we anticipate the income tax benefit of the impairment to normalize during the fourth quarter, resulting in a lower anticipated full year income tax benefit of $3.4 million. The goodwill impairment charge reduced the carrying value of goodwill in our edjuster Inc. and Praxis Consulting Inc. reporting units by $3.4 million and $10.7 million, respectively. The goodwill related to our International Operations and Crawford Legal Services reporting units were fully impaired with charges of $19.6 million and $3.2 million, respectively.

The key assumptions used in estimating the fair value of our reporting units as of August 31, 2022 utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units as of August 31, 2022 range between 15.5% and 18.0%, reflecting our assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimate of revenues, EBITDA margin, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
North America Loss Adjusting	$66,822	$64,334	$197,035	$176,844
International Operations	86,066	91,888	269,048	269,624
Broadspire	78,381	75,804	234,949	225,982
Platform Solutions	63,655	56,474	166,262	136,688
Total Revenues before reimbursements	294,924	288,500	867,294	809,138
Reimbursements	11,493	9,062	30,564	27,124
Total Revenues	$306,417	$297,562	$897,858	$836,262
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$48,476	$45,706	$143,386	$126,584
% of related revenues before reimbursements	72.5%	71.0%	72.8%	71.6%
International Operations	61,515	62,505	189,819	185,643
% of related revenues before reimbursements	71.5%	68.0%	70.6%	68.9%
Broadspire	49,863	47,187	147,611	139,025
% of related revenues before reimbursements	63.6%	62.2%	62.8%	61.5%
Platform Solutions	42,106	37,904	110,424	87,472
% of related revenues before reimbursements	66.1%	67.1%	66.4%	64.0%
Total	$201,960	$193,302	$591,240	$538,724
% of Revenues before reimbursements	68.5%	67.0%	68.2%	66.6%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$14,668	$14,266	$43,141	$38,456
% of related revenues before reimbursements	22.0%	22.2%	21.9%	21.7%
International Operations	28,400	27,436	86,852	80,581
% of related revenues before reimbursements	33.0%	29.9%	32.3%	29.9%
Broadspire	22,320	21,678	67,039	66,714
% of related revenues before reimbursements	28.5%	28.6%	28.5%	29.5%
Platform Solutions	11,469	8,846	33,124	26,383
% of related revenues before reimbursements	18.0%	15.7%	19.9%	19.3%
Total before reimbursements	76,857	72,226	230,156	212,134
% of Revenues before reimbursements	26.1%	25.0%	26.5%	26.2%
Reimbursements	11,493	9,062	30,564	27,124
Total	$88,350	$81,288	$260,720	$239,258
% of Revenues	28.8%	27.3%	29.0%	28.6%
Segment Operating Earnings (Loss):
North America Loss Adjusting	$3,678	$4,362	$10,508	$11,804
% of related revenues before reimbursements	5.5%	6.8%	5.3%	6.7%
International Operations	(3,849)	1,947	(7,623)	3,400
% of related revenues before reimbursements	(4.5)%	2.1%	(2.8)%	1.3%
Broadspire	6,198	6,939	20,299	20,243
% of related revenues before reimbursements	7.9%	9.2%	8.6%	9.0%
Platform Solutions	10,080	9,724	22,714	22,833
% of related revenues before reimbursements	15.8%	17.2%	13.7%	16.7%
Deduct:
Unallocated corporate and shared costs, net	(1,907)	(2,173)	(5,732)	(4,835)
Net corporate interest expense	(2,903)	(1,648)	(6,201)	(4,443)
Stock option expense	(142)	(296)	(478)	(700)
Amortization of customer-relationship intangible assets	(1,998)	(2,877)	(5,784)	(8,426)
Contingent earnout adjustments	(887)	—	(3,246)	—
Goodwill impairment	(36,808)	—	(36,808)	—
(Loss) income before income taxes	(28,538)	15,978	(12,351)	39,876
Benefit (provision) for income taxes	13,286	(4,866)	8,092	(10,927)
Net (loss) income	(15,252)	11,112	(4,259)	28,949
Net loss attributable to noncontrolling interests	108	83	41	90
Net (loss) income attributable to shareholders of Crawford & Company	$(15,144)	$11,195	$(4,218)	$29,039

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $3.7 million, or 5.5% of revenues before reimbursements, for the three months ended September 30, 2022, compared with 2021 operating earnings of $4.4 million, or 6.8% of revenues before reimbursements. For the nine months ended September 30, 2022, our North America Loss Adjusting segment reported operating earnings of $10.5 million, or 5.3% of revenues before reimbursements, compared with 2021 operating earnings of $11.8 million, or 6.7% of revenues before reimbursements. The decrease in operating earnings in the 2022 third quarter and year-to-date period was primarily due to an increase in compensation expense. There was a $0.7 million and $2.6 million expense benefit in the three months and nine months ended September 30, 2021, respectively, as a result of the Canada Emergency Wage Subsidy (“CEWS”), compared to no benefit in the 2022 periods.

Excluding centralized indirect support costs, gross profit decreased from $12.6 million, or 19.6% of revenues before reimbursements in 2021, to $12.2 million, or 18.2% of revenues before reimbursements, in the three months ended September 30, 2022. For the nine months ended September 30, 2022, gross profit decreased from $35.2 million, or 19.9% of revenues before reimbursements in 2021, to $34.4 million, or 17.5% of revenues before reimbursements, due primarily to an increase in compensation expense and the absence of the CEWS benefit.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2021
Three Months Ended September 30,	2022	2021	Variance	2022	Variance
Revenues	$66,822	$64,334	3.9%	$67,758	5.3%
Direct expenses	54,658	51,703	5.7%	55,453	7.3%
Gross profit	12,164	12,631	(3.7)%	12,305	(2.6)%
Indirect expenses	8,486	8,269	2.6%	8,594	3.9%
Total North America Loss Adjusting Operating Earnings	$3,678	$4,362	(15.7)%	$3,711	(14.9)%

Gross profit margin	18.2%	19.6%	(1.4)%	18.2%	(1.4)%
Operating margin	5.5%	6.8%	(1.3)%	5.5%	(1.3)%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2021
Nine Months Ended September 30,	2022	2021	Variance	2022	Variance
Revenues	$197,035	$176,844	11.4%	$198,915	12.5%
Direct expenses	162,615	141,687	14.8%	164,210	15.9%
Gross profit	34,420	35,157	(2.1)%	34,705	(1.3)%
Indirect expenses	23,912	23,353	2.4%	24,162	3.5%
Total North America Loss Adjusting Operating Earnings	$10,508	$11,804	(11.0)%	$10,543	(10.7)%

Gross profit margin	17.5%	19.9%	(2.4)%	17.4%	(2.5)%
Operating margin	5.3%	6.7%	(1.4)%	5.3%	(1.4)%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the global property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2021
(in thousands, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	Variance
U.S.	$41,161	$43,276	(4.9)%	$41,161	(4.9)%
Canada	25,661	21,058	21.9%	26,597	26.3%
Total North America Loss Adjusting Revenues before Reimbursements	$66,822	$64,334	3.9%	$67,758	5.3%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2021
(in thousands, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	Variance
U.S.	$122,438	$113,999	7.4%	$122,438	7.4%
Canada	74,597	62,845	18.7%	76,477	21.7%
Total North America Loss Adjusting Revenues before Reimbursements	$197,035	$176,844	11.4%	$198,915	12.5%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $66.8 million in the three months ended September 30, 2022, compared with $64.3 million in the 2021 period. This increase was due to an increase in case volumes in Canada from both new and existing clients and the recent edjuster, Inc. acquisition. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately 1.4%, or $0.9 million, for the three months ended September 30, 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $67.8 million for the three months ended September 30, 2022. There was a $1.9 million increase, or 3.0% increase in North America Loss Adjusting revenues in the quarter as a result of the recent edjuster, Inc. acquisition. There was a decrease in segment unit volume, measured principally by cases received, of 8.0% (13.1% excluding edjuster cases) for the three months ended September 30, 2022, compared with the 2021 period, due to cases received in the 2021 third quarter resulting from hurricane Ida in the U.S. Changes in product mix and in the rates charged for those services accounted for a 15.4% revenue increase for the three months ended September 30, 2022 compared with the same period in 2021.

Revenues before reimbursements from our North America Loss Adjusting segment totaled $197.0 million in the nine months ended September 30, 2022, compared with $176.8 million in the 2021 period. This increase was due to an increase in case volumes in Canada from both new and existing clients and the recent acquisition. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately 1.1%, or $1.9 million, for the nine months ended September 30, 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $198.9 million for the nine months ended September 30, 2022. There was a $9.1 million increase, or 5.1% increase in North America Loss Adjusting revenues in the year-to-date period as a result of the recent edjuster, Inc. acquisition. There was an increase in segment unit volume, measured principally by cases received, of 7.1% (1.8% excluding edjuster cases) for the nine months ended September 30, 2022, compared with the 2021 period. Changes in product mix and in the rates charged for those services accounted for an 5.6% revenue increase for the nine months ended September 30, 2022 compared with the same period in 2021.

The decrease in revenues in the U.S. for the three months ended September 30, 2022 was due to cases received in the 2021 third quarter resulting from hurricane Ida. The increase in revenues in the U.S. for the nine months ended September 30, 2022 was due to an increase in Global Technical Services revenues and a change in the mix of services provided, due to a lower proportion of high-frequency, low-severity cases in the current year. Based on constant foreign exchange rates, there was an increase in revenues in Canada in 2022, compared with 2021, primarily due to the recent edjuster, Inc. acquisition and the recovery from the negative economic impacts of COVID-19 that were present in 2021.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $2.2 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively.

Reimbursements were $6.2 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively. These increases were due to the increase in revenues, partially offset by a change in the mix of claims handled in 2022.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	September 30, 2021	Variance
U.S.	32,279	45,356	(28.8)%	100,694	114,935	(12.4)%
Canada	39,833	33,066	20.5%	124,830	95,605	30.6%
Total North America Loss Adjusting Cases Received	72,112	78,422	(8.0)%	225,524	210,540	7.1%

Overall, there was a decrease in cases of 8.0% in the three months ended September 30, 2022 due to cases received in the 2021 third quarter resulting from hurricane Ida in the U.S. There was an increase in cases received of 7.1% for the nine months ended September 30, 2022, compared with the 2021 period. The decrease in U.S. case volumes in the 2022 third quarter was due to cases received in the 2021 third quarter resulting from hurricane Ida. The decrease in U.S. case volumes in the year-to-date period was due to a change in the mix of services provided due to a lower proportion of high-frequency, low-severity cases. There was an increase in cases in Canada in the 2022 third quarter and nine month period due to an increase in weather-related activity and due to the recovery from the impact of the pandemic which was present in the 2021 period. Edjuster, which was acquired in the third quarter of 2021, resulted in an increase of 4,000 cases, or 5.1% of cases received, and 11,200 cases, or 5.3% of cases received for the three months and nine months ended September 30, 2022, respectively, compared with the 2021 periods.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 72.5% for the three months ended September 30, 2022 compared with 71.0% for the 2021 period. For the nine months ended September 30, 2022, direct compensation, fringe benefits, and non-employee labor expenses were 72.8%, compared with 71.6% in 2021. The total dollar amount of these expenses increased to $48.5 million for the three months ended September 30, 2022 from $45.7 million for the comparable 2021 period, and were $143.4 million for the nine months ended September 30, 2022 compared to $126.6 million in 2021. The increase in amounts was due to the increased revenues and an additional 203 employees from the recent acquisition. The increase in the percentage of revenues before reimbursements is due to increased compensation expense, including the variance due to the $0.7 million and $2.6 million expense benefit in the 2021 three month and nine month periods, respectively, as a result of CEWS, compared to no benefit in the 2022 periods. There was an average of 2,017 full-time equivalent employees in this segment in the nine months ended September 30, 2022 compared with an average of 1,740 in the 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $14.7 million for the three months ended September 30, 2022 compared with $14.3 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 22.0% for the three months ended September 30, 2022 compared with 22.2% for the 2021 period. For the nine months ended September 30, 2022, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $43.1 million, compared with $38.5 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 21.9% for the nine months ended September 30, 2022 compared with 21.7% for the 2021 period. The increase in the current year amounts was due to technology investments and integration costs of the recent acquisition.

INTERNATIONAL OPERATIONS SEGMENT

Operating loss in our International Operations segment was ($3.8) million, or (4.5)% of revenues before reimbursements, for the three months ended September 30, 2022, compared with operating earnings of $1.9 million, or 2.1% of revenues before reimbursements, in 2021. For the nine months ended September 30, 2022, our International Operations segment reported an operating loss of ($7.6) million, or (2.8)% of revenues before reimbursements, compared with 2021 operating earnings of $3.4 million, or 1.3% of revenues before reimbursements. The decrease in operating earnings in the 2022 periods was primarily due to lower profitability in certain international operations, primarily in the UK and our Legal Services service line, and an increase in compensation expense.

Excluding centralized indirect support costs, gross profit decreased from $14.0 million, or 15.2% of revenues before reimbursements in 2021, to $9.6 million, or 11.2% of revenues before reimbursements, in the three months ended September 30, 2022. For the nine months ended September 30, 2022, gross profit decreased from $39.2 million, or 14.5% of revenues before reimbursements in 2021, to $33.1 million, or 12.3% of revenues before reimbursements. These decreases were primarily due to losses in certain international operations and an increase in compensation expense.

Operating results for our International Operations segment, including gross profit, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2021
Three Months Ended September 30,	2022	2021	Variance	2022	Variance
Revenues	$86,066	$91,888	(6.3)%	$96,161	4.7%
Direct expenses	76,447	77,904	(1.9)%	85,697	10.0%
Gross profit	9,619	13,984	(31.2)%	10,464	(25.2)%
Indirect expenses	13,468	12,037	11.9%	15,190	26.2%
Total International Operations Operating (Loss) Earnings	$(3,849)	$1,947	(297.7)%	$(4,726)	(342.7)%

Gross profit margin	11.2%	15.2%	(4.0)%	10.9%	(4.3)%
Operating margin	(4.5)%	2.1%	(6.6)%	(4.9)%	(7.0)%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2021
Nine Months Ended September 30,	2022	2021	Variance	2022	Variance
Revenues	$269,048	$269,624	(0.2)%	$287,252	6.5%
Direct expenses	235,973	230,451	2.4%	252,114	9.4%
Gross profit	33,075	39,173	(15.6)%	35,138	(10.3)%
Indirect expenses	40,698	35,773	13.8%	43,906	22.7%
Total International Operations Operating (Loss) Earnings	$(7,623)	$3,400	(324.2)%	$(8,768)	(357.9)%

Gross profit margin	12.3%	14.5%	(2.2)%	12.2%	(2.3)%
Operating margin	(2.8)%	1.3%	(4.1)%	(3.1)%	(4.4)%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2021
(in thousands, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	Variance
UK	$25,352	$35,662	(28.9)%	$28,852	(19.1)%
Europe	20,535	21,851	(6.0)%	23,382	7.0%
Australia	27,434	22,391	22.5%	29,886	33.5%
Asia	5,196	4,671	11.2%	5,483	17.4%
Latin America	7,549	7,313	3.2%	8,558	17.0%
Total International Operations Revenues before Reimbursements	$86,066	$91,888	(6.3)%	$96,161	4.7%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2021
(in thousands, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	Variance
UK	$92,837	$101,963	(9.0)%	$97,876	(4.0)%
Europe	68,217	66,802	2.1%	73,971	10.7%
Australia	69,794	64,614	8.0%	74,233	14.9%
Asia	16,376	14,015	16.8%	17,113	22.1%
Latin America	21,824	22,230	(1.8)%	24,059	8.2%
Total International Operations Revenues before Reimbursements	$269,048	$269,624	(0.2)%	$287,252	6.5%

Revenues before reimbursements from our International Operations segment totaled $86.1 million in the three months ended September 30, 2022, compared with $91.9 million in the 2021 period. This decrease was primarily due to the change in foreign exchange rates. Excluding foreign exchange impacts, International Operations revenues increased in most regions. The change in exchange rates decreased our International Operations segment revenues by approximately 11.0%, or $10.1 million, for the three months ended September 30, 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $96.2 million for the three months ended September 30, 2022. There was a $1.4 million increase, or 1.5% increase in International Operations revenues in the quarter as a result of the recent BosBoon and Van Dijk acquisitions in Europe. There was an increase in segment unit volume, measured principally by cases received, of 8.7% (8.4% excluding acquired cases) for the three months ended September 30, 2022, compared with the 2021 period. Changes in product mix and in the rates charged for those services accounted for a 5.2% revenue decrease for the three months ended September 30, 2022 compared with the same period in 2021, due to an increase in high-frequency, low-severity cases in Latin America.

Revenues before reimbursements from our International Operations segment totaled $269.0 million in the nine months ended September 30, 2022, compared with $269.6 million in the 2021 period. This slight decrease was primarily due to the change in foreign exchange rates; excluding foreign exchange impacts, International Operations revenues increased due to an increase in weather-related activity in Australia and Asia, partially offset by reductions in the U.K. and our Legal Services service line. The change in exchange rates decreased our International Operations segment revenues by approximately 6.7%, or $18.2 million, for the nine months ended September 30, 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $287.3 million for the nine months ended September 30, 2022. There was a $3.5 million increase, or 1.3% increase in International Operations revenues in the year-to-date period as a result of the recent European acquisitions. There was an increase in segment unit volume, measured principally by cases received, of 19.1% (18.7% excluding acquired cases) for the nine months ended September 30, 2022, compared with the 2021 period. 3.5% of this increase was due to an increase of 12,000 high-frequency, low-severity cases received in Latin America, primarily from the first quarter for which only minimal revenues are recognized. Changes in product mix and in the rates charged for those services accounted for a 10.0% revenue decrease for the nine months ended September 30, 2022 compared with the same period in 2021, due to an increase in high-frequency, low severity cases in Latin America, Europe and Asia.

Based on constant foreign exchange rates, the decrease in revenues in the U.K. for the 2022 third quarter and year-to-date period was due to a decrease in case volumes and a reduction in our Legal Services service line. There was an increase in revenues in Europe in the 2022 year-to-date period, compared with 2021, due to an increase in high-frequency, low-severity case volume increases in Scandinavia, and the recent BosBoon and Van Dijk acquisitions. There was an increase in revenues in Australia in the quarter and year-to-date periods due to an increase in weather-related case activity. There was an increase in revenues in Asia in the 2022 quarter and year-to-date periods, compared with 2021, due to an increase in high-frequency, low-severity weather-related case activity in the Philippines and Malaysia. There was an increase in revenues in Latin America in 2022 due to an increase in high-frequency, low-severity cases and a change in the mix of services provided.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $8.1 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively. Reimbursements were $21.3 million and $16.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in reimbursed expenses were due to an increased use of third parties in the current year period, primarily related to handling cases received from the catastrophe in Australia.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	September 30, 2021	Variance
UK	33,785	37,247	(9.3)%	113,035	107,448	5.2%
Europe	51,119	51,480	(0.7)%	165,093	155,733	6.0%
Australia	14,461	11,224	28.8%	55,965	39,238	42.6%
Asia	4,152	3,428	21.1%	16,293	10,692	52.4%
Latin America	19,753	9,989	97.7%	57,271	29,207	96.1%
Total International Operations Cases Received	123,270	113,368	8.7%	407,657	342,318	19.1%

Overall, there was an increase in cases received of 8.7% for the three months ended September 30, 2022, compared with the 2021 period. This increase was due to an increase in weather-related cases in Australia related to flooding resulting in an increase in 2,000 cases, for which revenues are recognized across multiple quarters as services are performed. Latin America experienced increases in high-frequency, low-severity cases in Brazil and Colombia. The increase in cases received in Asia was due to an increase in high-frequency, low-severity weather-related activity in the Philippines and Malaysia. The U.K. declined due to a reduction in client referrals. Cases slightly declined in Europe despite an increase of 400 cases, or 0.3% of cases received for the three months ended September 30, 2022, due to the recent BosBoon and Van Dijk acquisitions.

Overall, there was an increase in cases received of 19.1% for the nine months ended September 30, 2022, compared with the 2021 period. 3.5% of the year-to-date increase was due to an increase of 12,000 high-frequency, low-severity cases received in Latin America for which only minimal revenues are recognized. In addition, 4.4% of the increase related to an increase in 15,000 high-frequency cases in Brazil, that while revenue was associated with those cases, it was lower relative to historical cases. There was an increase of 17,000 cases in Australia due to flooding in the second quarter, for which revenues are recognized across multiple quarters as services are performed. The increase in cases received in Asia was due to an increase in high-frequency, low-severity weather-related activity in the Philippines and Malaysia. There was an increase in Europe in the 2022 year-to-date period, compared with 2021, due to an increase in high-frequency, low-severity case volume increases in Scandinavia, and the recent BosBoon and Van Dijk acquisitions, which accounted for 1,400 cases, or 0.4%. The increase in cases received in the UK in the year-to-date period was due to changes in the mix of services provided.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 71.5% for the three months ended September 30, 2022 compared with 68.0% for the 2021 period. The total dollar amount of these expenses were $61.5 million for the three months ended September 30, 2022, compared to $62.5 million for the 2021 period. For the nine months ended September 30, 2022, direct compensation, fringe benefits, and non-employee labor expenses were 70.6%, compared with 68.9% in 2021, and were $189.8 million for the nine months ended September 30, 2022 compared to $185.6 million in 2021. The increase in amounts was primarily due to an increase in employees, including 25 from the recent acquisition. The increase in the percentage of revenues before reimbursements is because compensation expense increased higher than the revenues in certain international operations, and higher compensation expense in our legal services business. There was an average of 3,631 full-time equivalent employees in this segment in the nine months ended September 30, 2022 compared with an average of 3,512 in the 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $28.4 million for the three months ended September 30, 2022 compared with $27.4 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 33.0% for the three months ended September 30, 2022 compared with 29.9% for the 2021 period. For the nine months ended September 30, 2022, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $86.9 million, compared with $80.6 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 32.3% for the nine months ended September 30, 2022, compared with 29.9% for the 2021 period. The increase in the expenses as a percent of revenues before reimbursements were due to technology investments and an increase in administrative support costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $6.2 million, or 7.9% of revenues before reimbursements, for the three months ended September 30, 2022 as compared with $6.9 million, or 9.2% of revenues before reimbursements, for the third quarter of 2021. For the nine months ended September 30, 2022, our Broadspire segment reported operating earnings of $20.3 million, or 8.6% of revenues before reimbursements, compared with 2021 operating earnings of $20.2 million, or 9.0% of revenues before reimbursements. The decrease in the third quarter was due to an increase in administrative support costs.

Excluding centralized indirect support costs, third quarter gross profit increased from $17.0 million, or 22.5% of revenues before reimbursements, in 2021 to $17.9 million, or 22.8% of revenues before reimbursements in 2022, due to the increase in revenues. For the nine months ended September 30, 2022, gross profit increased from $49.8 million, or 22.0% of revenues before reimbursements in 2021, to $52.0 million, or 22.1% of revenues before reimbursements, due to the increased revenues.

Operating results for our Broadspire segment, including gross profit, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	In thousands (except percentages)
Three Months Ended September 30,	2022	2021	Variance
Revenues	$78,381	$75,804	3.4%
Direct expenses	60,494	58,775	2.9%
Gross profit	17,887	17,029	5.0%
Indirect expenses	11,689	10,090	15.8%
Total Broadspire Operating Earnings	$6,198	$6,939	(10.7)%

Gross profit margin	22.8%	22.5%	0.3%
Operating margin	7.9%	9.2%	(1.3)%

	In thousands (except percentages)
Nine Months Ended September 30,	2022	2021	Variance
Revenues	$234,949	$225,982	4.0%
Direct expenses	182,914	176,171	3.8%
Gross profit	52,035	49,811	4.5%
Indirect expenses	31,736	29,568	7.3%
Total Broadspire Operating Earnings	$20,299	$20,243	0.3%

Gross profit margin	22.1%	22.0%	0.1%
Operating margin	8.6%	9.0%	(0.4)%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2022	September 30, 2021	Variance
Claims Management	$40,275	$38,326	5.1%
Medical Management	38,106	37,478	1.7%
Total Broadspire Revenues before Reimbursements	$78,381	$75,804	3.4%

	Nine Months Ended
(in thousands, except percentages)	September 30, 2022	September 30, 2021	Variance
Claims Management	$120,252	$114,028	5.5%
Medical Management	114,697	111,954	2.5%
Total Broadspire Revenues before Reimbursements	$234,949	$225,982	4.0%

Revenues before reimbursements from our Broadspire segment totaled $78.4 million in the three months ended September 30, 2022 compared with $75.8 million in the 2021 period. This increase was primarily due to an increase in new client growth across both service lines. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 13.6% for the three months ended September 30, 2022 compared with the same period of 2021. Changes in product mix and in the rates charged for those services accounted for a 10.2% revenue decrease for the 2022 third quarter compared with the 2021 period, due to an increase in Disability and Accident and Health ("A&H") claims which have a lower average fee per claim.

For the nine months ended September 30, 2022, revenues before reimbursements from our Broadspire segment totaled $234.9 million compared with $226.0 million in the 2021 period. This increase was primarily due to an increase in new client growth across both service lines, and general recovery from pandemic-impacted activity in 2021. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 11.8% for the nine months ended September 30, 2022 compared with the same period of 2021. Changes in product mix and in the rates charged for those services accounted for a 7.8% revenue decrease for the 2022 nine month period compared with 2021, due to an increase in Disability and A&H claims which have a lower average fee per claim.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.8 million for the three months ended September 30, 2022, compared with $0.7 million in the comparable 2021 period. Reimbursements were $2.5 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in reimbursed expenses in the 2022 periods was due to the increased revenues and employee travel related to servicing cases from clients.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	September 30, 2021	Variance
Claims Management	110,242	91,905	20.0%	315,636	270,746	16.6%
Medical Management	31,416	32,798	(4.2)%	98,867	100,094	(1.2)%
Total Broadspire Cases Received	141,658	124,703	13.6%	414,503	370,840	11.8%

Overall case volumes were 13.6% and 11.8% higher for the three months and nine months ended September 30, 2022, respectively, due to an increase in new clients and an increase in Disability and A&H cases volumes. The decline in both periods for Medical Management cases received was due to fewer utilization review and physician consultant cases that were not fully offset with an increase in case management cases that typically result in higher average revenue per case. In addition, the 2021 period was negatively impacted by the pandemic. Broadspire unit volumes are sensitive to overall employment levels and workplace reported injuries.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. For the three months ended September 30, 2022, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 62.2% in 2021 to 63.6% in 2022. For the nine months ended September 30, 2022, direct compensation, fringe benefits, and non-employee labor expenses were 62.8%, compared with 61.5% in 2021. The total dollar amount of these expenses increased to $49.9 million for the three months ended September 30, 2022 from $47.2 million in 2021, and were $147.6 million for the nine months ended September 30, 2022 compared to $139.0 million for the 2021 period. The increase in the amounts was due to the increased revenues and an increase in average full-time equivalent employees. The increase in expense as a percent of revenues before reimbursements was due to an increase in compensation, advance hiring for new business, and additional staffing in support of client requirements. Average full-time equivalent employees in this segment totaled 2,473 in the first nine months ended September 30, 2022, compared with 2,235 in the comparable 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 28.5% for the three months ended September 30, 2022, compared with 28.6% in the 2021 period. The amount of these expenses increased slightly from $21.7 million for the three months ended September 30, 2021 to $22.3 million in 2022. For the nine months ended September 30, 2022, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $67.0 million, compared with $66.7 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 28.5% for the nine months ended September 30, 2022, compared with 29.5% for the 2021 period. The increase in the overall expense was due to the increase in revenues and higher indirect cost allocations that were partially offset with lower software amortization costs.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $10.1 million for the three months ended September 30, 2022, increasing from operating earnings of $9.7 million in the comparable 2021 period. The segment operating margin decreased from 17.2% for the three months ended September 30, 2021, to 15.8% in the comparable 2022 period. For the nine months ended September 30, 2022, our Crawford Platform Solutions segment reported operating earnings of $22.7 million, or 13.7% of revenues before reimbursements, compared with 2021 operating earnings of $22.8 million, or 16.7% of revenues before reimbursements. The decrease in operating margin in 2022 was due to an increase in compensation expense to support new client growth and an increase in technology investments.

Excluding indirect support costs, gross profit in the third quarter increased from $13.9 million, or 24.6% of revenues before reimbursements in 2021, to $15.6 million, or 24.5% of revenues before reimbursements, in 2022. For the nine months ended September 30, 2022, gross profit increased from $34.7 million, or 25.4% of revenues before reimbursements in 2021, to $38.0 million, or 22.8% of revenues before reimbursements in 2022. These increases were due to an increase in revenues in our Networks service line and the recent Praxis Consulting acquisition.

Operating results for our Platform Solutions segment, including gross profit, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	In thousands (except percentages)
Three Months Ended September 30,	2022	2021	Variance
Revenues	$63,655	$56,474	12.7%
Direct expenses	48,054	42,594	12.8%
Gross profit	15,601	13,880	12.4%
Indirect expenses	5,521	4,156	32.8%
Total Platform Solutions Operating Earnings	$10,080	$9,724	3.7%

Gross profit margin	24.5%	24.6%	(0.1)%
Operating margin	15.8%	17.2%	(1.4)%

	In thousands (except percentages)
Nine Months Ended September 30,	2022	2021	Variance
Revenues	$166,262	$136,688	21.6%
Direct expenses	128,279	102,004	25.8%
Gross profit	37,983	34,684	9.5%
Indirect expenses	15,269	11,851	28.8%
Total Platform Solutions Operating Earnings	$22,714	$22,833	(0.5)%

Gross profit margin	22.8%	25.4%	(2.6)%
Operating margin	13.7%	16.7%	(3.0)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2022	September 30, 2021	Variance
Contractor Connection	$17,453	$18,592	(6.1)%
Networks	40,809	37,882	7.7%
Subrogation	5,393	—	nm
Total Platform Solutions Revenues before Reimbursements	$63,655	$56,474	12.7%

	Nine Months Ended
(in thousands, except percentages)	September 30, 2022	September 30, 2021	Variance
Contractor Connection	$50,112	$54,643	(8.3)%
Networks	100,840	82,045	22.9%
Subrogation	15,310	—	nm
Total Platform Solutions Revenues before Reimbursements	$166,262	$136,688	21.6%

Revenues before reimbursements from our Platform Solutions segment totaled $63.7 million in the three months ended September 30, 2022, compared with $56.5 million in the 2021 period. This increase was primarily due to an increase in case volumes in our Networks service line due to new client growth and increased utilization with existing clients, and a $5.4 million increase, or 9.5% increase in Platform Solutions revenues, as a result of the recent Praxis Consulting acquisition. There was an increase in segment unit volume, measured principally by cases received, of 31.5%, including 7.9% from the Praxis acquisition, for the three months ended September 30, 2022, compared with the 2021 period. There was an increase in high-frequency, low-severity cases in our WeGoLook service line of 40,500 cases, or 35.4% in the three months ended September 30, 2022. Excluding cases from the Praxis acquisition and the WeGoLook cases, changes in product mix and in the rates charged for those services accounted for a 15.0% revenue increase for the three months ended September 30, 2022, compared with the same period in 2021.

For the nine months ended September 30, 2022, revenues before reimbursements from our Platform Solutions segment totaled $166.3 million, compared with $136.7 million in the 2021 period. This increase was primarily due to an increase in case volumes in our Networks service line due to new client growth and increased utilization with existing clients, and a $15.3 million increase, or 11.2% increase in Platform Solutions revenues, as a result of the recent acquisition. There was an increase in segment unit volume, measured principally by cases received, of 20.8%, 9.8% of which was from the Praxis acquisition for the nine months ended September 30, 2022, compared with the 2021 period. There was an increase in high-frequency, low-severity cases in our WeGoLook service line of 66,900 cases, or 21.4%, in the nine months ended September 30, 2022. Excluding cases from the Praxis acquisition and the WeGoLook cases, changes in product mix and in the rates charged for those services accounted for a 20.8% revenue increase for the nine months ended September 30, 2022, compared with the same period in 2021.

The increase in revenues for the three months and nine months ended September 30, 2022 was due to an increase in our Networks service line, and revenues from the recent acquisition. The decrease in Contractor Connection was due to a reduction in claim volumes in the current year, and the absence of weather-related cases that were present in the 2021 year-to-date period.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Platform Solutions segment were $0.4 million for the three months ended September 30, 2022 compared with $1.0 million in the 2021 period. Reimbursements were $0.7 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. These decreases were due to a decreased use of third parties in the 2022 periods.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2022	September 30, 2021	Variance	September 30, 2022	September 30, 2021	Variance
Contractor Connection	41,573	46,241	(10.1)%	117,801	135,659	(13.2)%
Networks	99,606	68,014	46.4%	229,680	177,390	29.5%
Subrogation	9,013	—	nm	30,570	—	nm
Total Platform Solutions Cases Received	150,192	114,255	31.5%	378,051	313,049	20.8%

Overall case volumes were 31.5% and 20.8% higher in the three and nine months ended September 30, 2022, respectively, compared with the 2021 periods due to an increase in our Networks service line and the recent acquisition in our Subrogation service line. Excluding acquisition-related subrogation cases, the increase in cases received was 23.6% in the third quarter and 11.0% for the nine months ended September 30, 2022. This increase was primarily from high-frequency, low-severity cases in our WeGoLook service line of 40,500 cases, or 35.4% of the increase in cases from the three months ended September 30, 2021, and 66,900 cases, or 21.4% of the increase in cases from the nine months ended September 30, 2021. The decrease in cases in the Contractor Connection service line was due to carrier clients experiencing reduced claims activity, and the absence of weather-related cases that were present in the 2021 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 66.1% in the 2022 third quarter compared with 67.1% in the 2021 quarter. For the nine months ended September 30, 2022, direct compensation, fringe benefits, and non-employee labor expenses were 66.4%, compared with 64.0% in 2021. The dollar amount of these expenses was $42.1 million for the 2022 third quarter and $37.9 million in the 2021 quarter, and were $110.4 million for the nine months ended September 30, 2022 compared to $87.5 million in 2021. The increase in costs was due to the higher revenues in the current year and increased employees to support client growth in our Networks Service line, and the Praxis acquisition. The increase as a percentage of revenues before reimbursements in the current year was due to the change in product mix and higher compensation expense to support the new client growth. There was an average of 1,259 full-time equivalent employees in the Platform Solutions segment in the 2022 nine month period, compared with an average of 961 for the comparable 2021 period, including 105 from the Praxis Consulting acquisition.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 18.0% of Platform Solutions revenues before reimbursements for the three months ended September 30, 2022 compared with 15.7% for the comparable period in 2021. For the nine months ended September 30, 2022, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $33.1 million, compared with $26.4 million for the 2021 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 19.9% for the nine months ended September 30, 2022, compared with 19.3% for the 2021 period. The dollar amount of these expenses increased to $11.5 million in the 2022 third quarter as compared with $8.8 million in the 2021 period. The increase in the expense in the 2022 periods is due to the increased revenues and the recent acquisition. The increase as a percent of revenues before reimbursements is due to technology investments and an increase in travel and entertainment expenses.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, amounts related to uncertain income tax positions, and goodwill impairments. We estimate that our effective income tax rate for 2022 will be approximately 250% to 260% after considering known discrete items as of September 30, 2022.

The provision for income taxes on consolidated income before income tax totaled a benefit of $(13.3) million and a provision of $4.9 million for the three months ended September 30, 2022 and 2021, respectively. The overall effective tax rate increased to 46.6% for the three months ended September 30, 2022 compared with 30.5% for the 2021 period primarily due to the impact of a partially non-deductible goodwill impairment.

The provision for income taxes on consolidated income before income tax totaled a benefit of $(8.1) million and a provision of $10.9 million for the nine months ended September 30, 2022 and 2021, respectively. The overall effective tax rate increased to 65.5% for the nine months ended September 30, 2022 compared with 27.4% for the 2021 period primarily due to the impact of a partially non-deductible goodwill impairment. There was a $15.9 million reduction in income tax expense in the third quarter due to the goodwill impairment referenced above. Due to the non-discrete income tax treatment of the goodwill impairment, the income tax benefit of the impairment will normalize during the fourth quarter, resulting in a lower anticipated full year income tax benefit of $3.4 million.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $3.1 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively. Interest income was $0.2 million and below $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Corporate interest expense totaled $6.8 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively. Interest income was $0.5 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.1 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. Stock option expense totaled $0.5 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.0 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense associated with these intangible assets totaled $5.8 million for the nine months ended September 30, 2022 and $8.4 million for the 2021 period. The decrease in 2022 is due to the amortization period of a significant intangible asset ended in the fourth quarter of 2021. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and nine months ended September 30, 2022 and 2021, unallocated corporate and shared costs and credits represented costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $1.9 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in the 2022 third quarter was due to a $1.8 million reduction in incentive compensation, partially offset by the absence of a $1.1 million CEWS benefit which was present in 2021, and an increase in self-insurance costs. For the nine months ended September 30, 2022 and 2021, unallocated corporate and shared costs were $5.7 million and $4.8 million, respectively. The increase for the year-to-date period is primarily due to the absence of a $3.2 million CEWS benefit which was present in 2021, and an increase in other unallocated costs, partially offset by a $1.8 million gain on sale of our Canadian head office building in Kitchener, Ontario, and a reduction in incentive compensation expense.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. These expenses totaled $0.9 million and $3.2 million in the 2022 third quarter and year-to-date periods. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Goodwill Impairment

We recognized a pretax non-cash goodwill impairment in the 2022 third quarter totaling $36.8 million. This impairment consisted of $3.4 million related to our North America Loss Adjusting reportable segment, $22.7 million related to our International Operations reportable segment, and $10.7 million related to our Platform Solutions reportable segment. See Note 9, "Fair Value Measurements" of our accompanying consolidated financial statements for further discussion about goodwill impairment.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At September 30, 2022, our working capital balance (current assets less current liabilities) was approximately $83.0 million, an increase of $40.9 million from the working capital balance at December 31, 2021. Our cash and cash equivalents were $33.1 million at September 30, 2022, compared with $53.2 million at December 31, 2021.

Cash and cash equivalents as of September 30, 2022 consisted of $14.2 million held in the U.S. and $18.9 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. During 2020 and 2021, the Company changed its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Used in/Provided by Operating Activities

Cash used in operating activities was $16.2 million for the nine months ended September 30, 2022, compared with $20.0 million provided by operating activities in the comparable period of 2021. The increase in cash used by operating activities was driven by a $19.9 million increase in the use of payroll and related tax accruals, increased incentive compensation payments of $10.4 million, $6.5 million increase in the use of billed and unbilled receivables, and $6.1 million of prior year CEWS benefits received that were not present in 2022, offset by a $9.1 million reduction in pension contributions.

Cash Used in Investing Activities

Cash used in investing activities was $48.2 million for the nine months ended September 30, 2022, compared with $38.8 million used in the first nine months of 2021. The increase in use for 2022 was primarily due to $20.9 million deferred payments related to the Praxis acquisition, partially offset by the cash paid for the prior year acquisitions of edjuster and HBA Legal. Capital expenditures were $24.9 million in 2022 compared to $20.6 million in 2021.

Cash Provided by Financing Activities

Cash provided by financing activities was $46.9 million for the nine months ended September 30, 2022, compared with $9.9 million for the 2021 period. We paid $8.9 million in dividends in the nine months ended September 30, 2022 compared with $9.6 million in the 2021 period. During the first nine months of 2022, there was an increase of $84.8 million of net borrowing from our revolving credit facility, compared with a net increase during the first nine months of 2021 of $26.6 million. Share repurchases totaled $26.7 million in the 2022 period, compared with $6.1 million for the first nine months of 2021.

Other Matters Concerning Liquidity and Capital Resources

As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.8 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $183.3 million at September 30, 2022. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $257.4 million as of September 30, 2022 compared with $175.0 million at December 31, 2021.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility with Bank of America (the "Credit Facility") based on our trailing twelve month EBITDA, as defined in our Credit Facility. At September 30, 2022, we had $33.1 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $109.3 million, resulting in total liquidity of $142.4 million at September 30, 2022.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit pension plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $15.2 million and overfunded by $30.3 million, respectively, at December 31, 2021, based on accumulated benefit obligations of $403.3 million and $281.8 million for the U.S. Qualified Plan and the U.K. plans, respectively.

For the nine months ended September 30, 2022 the Company made no contributions to its U.S. defined benefit pension plan and $0.5 million to its U.K defined benefit pension plans, compared with $9.0 million in contributions to the U.S. plan and $0.5 million to the U.K. plans for the nine months ended September 30, 2021. The Company does not expect to make any additional discretionary contributions to its U.S. defined benefit pension plan during the remainder of 2022. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the nine months ended September 30, 2022, we paid $8.9 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements. The covenants in our existing credit facility limit dividend payments to shareholders.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2022, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2021 were as follows:

•
Unbilled revenues increased $23.5 million excluding foreign currency exchange impacts. This increase was primarily due to an increase in weather-related activity in Australia in our International Operations segment, and an increase in the U.S. and Canada in our North America Loss Adjustment segment.
•
Accounts payable and accrued liabilities decreased $20.6 million excluding foreign exchange impacts. The decrease is primarily due to timing of payroll and related tax accruals and incentive compensation payments in the year.
•
Prepaid income taxes increased $23.2 million excluding foreign currency exchange impacts. The increase was primarily due to the impact of recording the goodwill impairment during the third quarter.

At September 30, 2022, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2021, the Company has purchased 3,619,946 shares pursuant to the 2021 Repurchase Authorization. As of September 30, 2022 the Company was authorized to repurchase 1,793,371 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2022	3,619,946		3,619,946	1,793,371
July 1, 2022 - July 31, 2022
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of July 31, 2022				1,793,371
August 1, 2022 - August 31, 2022
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of August 31, 2022				1,793,371
Septemeber 1, 2022 - September 30, 2022
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of September 30, 2022	3,619,946		3,619,946	1,793,371

Item 6. Exhibits

Exhibit
No.	Description
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	November 8, 2022	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)