Form 10-K
period 2022-12-31
CRAWFORD & CO
filed 2023-03-06
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $161,115,590 as of June 30, 2022, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.

The number of shares outstanding of each class of the Registrant's common stock, as of February 28, 2023, was:

Class A Common Stock — $1.00 Par Value — 28,910,472 Shares

Class B Common Stock — $1.00 Par Value — 19,848,490 Shares

Documents incorporated by reference:

Portions of the Registrant's proxy statement for its 2023 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K

For The Year Ended December 31, 2022

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

PART I

ITEM 1. BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2022, the Company reported total revenues before reimbursements of $1.189 billion.

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

DESCRIPTION OF SERVICES

The Company delivers services to its clients through a geographic reporting structure consisting of four operating segments as follows:

•
North America Loss Adjusting, which services the North American property and casualty market, provides claims management services to insurance carriers and self-insured entities related to property and casualty losses.
•
International Operations, which services the global property and casualty market in the U.K., Europe, Australia, Asia and Latin America. This includes Loss Adjusting and Crawford Legal Services. The International Operations include all operations within the respective countries.
•
Broadspire, which provides third party administration and technology solutions for workers' compensation, auto and liability, disability absence management, medical management, and accident and health to corporations, brokers and insurers in the U.S.
•
Platform Solutions provides services to the property and casualty insurance company markets and consumer markets through service lines known as Contractor Connection, Network Services, and Subrogation in the U.S. The Networks service line includes Catastrophe operations and WeGoLook.

A significant portion of our revenues is derived from international operations. For a discussion of certain risks attendant to international operations, see Item 1A, "Risk Factors."

NORTH AMERICA LOSS ADJUSTING. The North America Loss Adjusting segment accounted for 23.1% of the Company's revenues before reimbursements in 2022. North America Loss Adjusting provides claims management and adjusting services to insurance carriers and self-insured entities in the U.S. and Canada related to property and casualty losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. North America Loss Adjusting revenues are substantially derived from the insurance carrier market in the U.S. and Canada. Insurance companies customarily manage their own claims administration and adjusting functions, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation and the evaluation and resolution of property and casualty insurance claims. This is comprised of the Loss Adjusting operations in the U.S. and Canada, including Global Technical Services and edjuster. The Canadian operations include all operations within that country. This segment includes Global Technical Services, which provides claims management services to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries, including commercial property, forensic accounting, forensic engineering, transportation, retail, building and construction, cyber and energy. Global Technical Services is a group of skilled adjusters with technical training and specialized expertise, such as in forensics, engineering, accounting, or chemistry, with relationships spanning the insurance industry and Fortune 1000 corporations.

Claims management and adjusting services offered by our North America Loss Adjusting segment are provided to clients pursuant to a variety of different referral assignments which generally are classified by the underlying insured risk categories used by insurance companies. These major risk categories are:

•
Property — losses caused by physical damage to commercial or residential real property and certain types of personal property
•
Public Liability — a wide range of non-automobile liability claims such as product liability; owners, landlords and tenants liabilities; and comprehensive general liability
•
Automobile — all types of losses involving use of an automobile, including bodily injury, physical damage, medical payments, collision, fire, theft, and comprehensive liability
•
Marine — losses relating to hull, machinery and cargo.

edjuster, Inc. is a technology-enabled, end-to-end contents services provider and platform that provides technology driven contents claims handling solutions, including field inventory services, desk valuation services, and contents valuation solutions for insurer clients.

INTERNATIONAL OPERATIONS. The International Operations segment accounted for 30.0% of the Company's revenues before reimbursements in 2022. International Operations provides claims management and adjusting services to insurance carriers and self-insured entities from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. International Operations revenues are substantially derived from the global insurance carrier market. Insurance companies customarily manage their own claims administration and adjusting functions, but often rely upon third-parties for certain services which the Company provides, primarily with respect to field investigation and the evaluation and resolution of property and casualty insurance claims.

The operations in each country include Loss Adjusting, Global Technical Services, third party administration, and, where applicable, Contractor Connection services. This segment also includes Legal Services, which provides legal services related to handling claims in certain regions.

BROADSPIRE. Our Broadspire segment is a leading third party administrator that provides services to the U.S. casualty and disability insurance and self-insured markets. This segment accounted for 26.4% of the Company's revenues before reimbursements in 2022. Through the Broadspire segment, the Company provides a complete range of claims and risk management services and technology solutions to corporations in the self-insured or commercially-insured marketplace inclusive of brokers and insurance companies. In addition to desktop claim adjusting and evaluation of claims, Broadspire also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of loss funds established to pay claims. Broadspire services are provided through two major service lines:

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

PLATFORM SOLUTIONS. The Platform Solutions segment accounted for 20.5% of the Company's revenues before reimbursements in 2022. Platform Solutions provides services to the property and casualty insurance company and consumer markets in the U.S. through service lines known as Contractor Connection, Networks and Subrogation.

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
•
Networks consists of the following service lines: Catastrophe operations, which provides services to insurance companies on losses caused by all types of natural disasters, such as fires, hailstorms, hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions; and WeGoLook, which provides a variety of on-demand inspection, verification, and other task-specific field services for businesses and carriers through a mobile platform of independent contractors.
•
The Subrogation service line, which operates under the Praxis Consulting brand name, provides outsourced subrogation claims management, recovery and consultative services in the U.S. for the property and casualty insurance industry.

CUSTOMER CONCENTRATION

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2022, 2021, or 2020. However, for each of the years ended December 31, 2022 and 2021, three customers in our Platform Solutions segment each represented in excess of 10% of its revenue, and for the year ended December 31, 2020, one customer represented in excess of 10% of our Platform Solutions segment revenue. For each of the years ended December 31, 2022 and 2020, our International Operations segment derived in excess of 10% of its revenue from one customer.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships, revenues and operating earnings within these segments could be materially adversely affected.

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

COMPETITION

The global claims management services market is highly competitive and comprised of a large number of companies that vary in size and that offer a varied scope of services. The demand from insurance companies and self-insured entities for services provided by independent claims service firms like us is largely dependent on industry-wide claims volumes, which are affected by, among other things, the insurance underwriting cycle, weather-related events, general economic activity, supply chains, overall employment levels and workplace injury rates. Demand is also impacted by decisions insurance companies and self-insured entities make with respect to the level of claims outsourced to independent claim service firms as opposed to those handled by their own in-house claims adjusters. In addition, our ability to retain clients and maintain or increase case referrals is also dependent in part on our ability to continue to provide high-quality, competitively priced services and effective sales efforts.

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

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE ("ESG")

Crawford is committed to operating under high ethical and corporate governance standards, promoting sustainable use of resources, and fostering an inclusive and safe workplace for our employees. In the following sections, we list some of our initiatives in the environmental, social, and governance areas. In 2022, we invested in an ESG software data platform which will help us implement ESG strategies and become more sustainable through streamlined data management, effective governance, and skills development.

HUMAN CAPITAL

Human Capital is a key component to our success. Our culture is reflected in our RESTORE values of Respect, Empowerment, Sustainability, Training, One Crawford, Recognition and Entrepreneurial Spirit. These values define our desired culture, and influence organizational culture, decision-making and our priorities.

Employee Profile

As of December 31, 2022, we had approximately 10,400 employees operating in 70 countries. Of our global employees, 92% are full-time. Approximately, 81% of our workforce is concentrated in the United States ("U.S."), Canada, United Kingdom (“U.K.”), Australia and the Philippines. Women comprised 56% of our global workforce, 29% of our country-president roles, 28% of our global senior management team and 47% of our people management roles. With respect to our employees in the U.S., the percentage of our employees that identified as Black, Hispanic/Latino and Asian were 16%, 10% and 4% respectively.

Our employees join in service of their respective communities for a Global Day of Service. Over the last decade, our teams have participated in diverse humanitarian projects, each chosen by employees in their regions. From building homes for the homeless in Florida, to providing support to victims of earthquakes and tsunamis in Indonesia, Crawford employees donate their time to restore lives, businesses, and communities around the world.

Crawford’s Diversity, Equity, and Inclusion (DEI) philosophy is to foster a safe and inclusive environment where every single employee’s unique perspective and experiences are heard, valued, and respected. Crawford’s Office of Diversity, Equity and Inclusion is responsible for designing and implementing programs that promote an inclusive culture and focus on achieving our company’s DEI goals. The Office also partners with our offices in other countries and regions to help ensure that our initiatives reach every employee and are embedded everywhere we do business. It underscores our deep-held belief that activating DEI is a shared responsibility.

We are also proud of being recognized for our DEI efforts globally. In 2022, we won Insurance Business 5-Star Diversity, Equity and Inclusion Award and the top prize for Diversity and Inclusion at the United Kingdom Customer Service Awards. These entries focused on Crawford’s unique approach to breaking down industry barriers and improving social mobility through our talent acquisition model.

Employee Wellness

At Crawford, we believe our ability to deliver on our purpose of Restoring Lives, Businesses and Communities is directly linked to the well-being of our workforce. As such, we provide a variety of comprehensive benefit programs that are designed to support the physical, mental and financial well-being of our people. Examples of such programs include: formal wellness programs with fitness challenges and incentives for prioritizing physical exercise and accessing preventive care services; company-paid flu shots; employee assistance programs; group healthcare and telemedicine programs; discounts for gym memberships; company-sponsored retirement savings plans; financial education webinars; tuition assistance and college scholarships for children of employees; and programs that support work-life balance such as remote work arrangements, flex-time, paid-time off, and parental leave.

We are committed to helping our employees and their dependents maintain health and wellness by providing them with access to high levels of care. In 2022, we continued our contract with Headspace to provide all global employees with access to the Headspace App, at no cost, to encourage them to focus on self-care and build resilience through mindfulness, regular exercise, and good sleep habits. We also offered a comprehensive wellness program with Virgin Pulse Health to encourage healthy behaviors and lifestyle choices. Crawford employees in the U.S. had access to Hinge Health, a solution that delivers everything they need to overcome their chronic pain from home. With a tablet and wearable sensors, Hinge Health solution connects with a personal health coach and offers self-guided, self-paced exercise therapy sessions.

Employee Engagement

Due to the Covid 19 pandemic, we have created new work arrangements for our workforce by offering flexible working as an enduring new work norm and not just a pandemic response. The changes in workforce priorities and preferences challenged us to think differently about how work gets done in an increasingly digitized and virtual world, while still meeting the needs of all stakeholders, retaining our culture of collaboration, and providing excellent service to our clients. In our new hybrid approach, we view work as a thing to do rather than a place to go. The program helped employees structure their workspace, adapt routines, and interact with colleagues to ensure best results. The main focal areas of our Agile Working program include flexible location, flexible work, part-time work, compressed work week and flexible start/stop times.

In September 2022, we conducted our annual Employee Pulse Survey for all our global workforce to measure their sentiment on enhancing our employee experience and culture. Our overall response rate of 75% showed a strong desire from our employees to be heard. Our overall survey results in 2022 vs. 2021 showed consistent and positive responses in the areas of Growth Mindset, DEI, and Manager Support. Our intentional DEI efforts such as hiring from a diverse candidate pool, promoting employee-led Resource Groups, or rolling out Unconscious Bias training are valued by our employees. Approximately, 88% of our employees believe that they do not face any bias due to their personal identity and 81% agreed that Crawford is committed to fair treatment of its employees.

Finally, we received highly favorable scores on two new elements measured in the Pulse Survey – empowerment and customer centricity. Empowerment is one of our RESTORE values and demonstrates trust in our employees to make autonomous decisions, challenge the status quo and experiment with new ideas. Employees favorably responded to their department/team looking for better ways to serve their customers and agreed the Company has a deep understanding of what our customers think is important.

Employee Development

Training is not only a core value today but also a key component of Crawford's heritage. Employee development continued to be of strategic importance in 2022. We required our adjusters and other employees to build capabilities for strengthening their core skills, navigating disruptions and re-inventing themselves. Throughout 2022, we provided classes for our adjusters and other employees to develop and enrich their professional skills and obtain certifications. Approximately 2,600 employees completed the Anti-Fraud compliance course, and 1,884 learners completed the URAC Standards review course. We conducted 15 loss adjusting courses including Residential Property Loss Adjusting (3 weeks in duration), Commercial Property Loss Adjusting (2 weeks in duration), Casualty (1 week in duration) and Xactimate (1 week in duration) classes for our adjusters. Through these classes, adjusters are not only exposed to the technical aspect of claims handling but also trained on critical success behaviors such as empathy and customer service – attributes we consider crucial for becoming a world-class claims professional. Our adjusters in the U.S. completed 224 designations courses offered by The Institutes, an educational provider for risk management and insurance courses. The designations included designations such as Associate in Claims (AIC), Associate in Risk Management (ARM) and Chartered Property Casualty Underwriter (CPCU). Additionally, a total of approximately 1,600 individual courses were completed for Property Technical Certification (PTC) courses.

In 2022, we continued our learning journey to develop Crawford managers through a global development program called Manager Acceleration Program (MAP). The objective of this high-impact program is to enhance manager effectiveness. MAP consists of a comprehensive curriculum designed to help managers reach their full leadership potential and master skills for motivating, empowering, and successfully managing teams. In this learning journey, managers experience a blend of courses through online, self-paced and virtual instructor-led delivery formats. The content is both behavior and skill based and leverages premier educational providers such as LinkedIn Learning and Franklin Covey. We also launched a leadership development program for 75 of our senior leaders to elevate their leadership impact by offering courses through external leadership experts in areas such as leading high performing teams; mastering priorities; creating an environment of trust and candor; delegation and execution; building strategic relationships; and maximizing emotional intelligence.

Our proprietary learning platform, KMC OnDemand (KMC) became an important source of on-line training for technical and professional development courses. In 2022, our learners spent approximately 41,740 hours on KMC. We also trained over 8,800 unique learners for an average of 4.7 hours per learner. The wide spectrum of KMC courses on loss adjusting, liability and workers compensation are also offered to our clients and other adjusters in the industry. Additionally, KMC contains a robust catalog of courses that are Continuing Education (CE) accredited and in 2022 we processed 750 CE requests. LinkedIn Learning became a popular learning platform for our employees to develop their professional skills and in 2022 we developed learning paths and curriculum for our employees by leveraging the platform. Employees world-wide completed approximately 9,300 learning course and 219,000 videos on the LinkedIn Learning platform.

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

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2022, 2021, or 2020. However, for each of the years ended December 31, 2022 and 2021, three customers in our Platform Solutions segment each represented in excess of 10% of its revenue, and for the year ended December 31, 2020, one customer represented in excess of 10% of our Platform Solutions segment revenue. For each of the years ended December 31, 2022 and 2020, our International Operations segment derived in excess of 10% of its revenue from one customer.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships, revenues and operating earnings within these segments could be materially adversely affected.

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

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have stringent data protection laws that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. In the U.S. and globally, new and evolving laws, continue to be implemented with an increasing focus on individual rights. These requirements, among others, may force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect, process and store information at the direction of and on behalf of our customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

Transferring personal information across international borders is becoming increasingly complex. The mechanisms that we and many other companies rely upon for European data transfers are being updated in compliance with rulings by the Court of Justice for the European Union ("CJEU") also known as Schrems II. We have updated our transfer mechanisms to be compliant with the new Standard Contractual Clauses ("SCCs" issued by the European Data Protection Board ("EDPB") as well as the updates to the UK data protection laws and regulations post-Brexit. These requirements may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Brazil, China, Canada and Australia, have also established specific legal requirements for cross-border transfers of personal information. These ongoing developments in Europe and elsewhere could impact the way we operationalize our business models, with effects on results of operations, and financial condition.

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

Our management has concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2022 due to a material weakness in internal control over financial reporting in our United Kingdom (“Crawford UK”) information technology general controls (“ITGCs”). If we are unable to remediate the material weakness and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

Our management concluded that our operations in Crawford UK did not have effective controls related to ITGCs in the areas of change management and logical access over certain information technology systems that supported our financial reporting processes. Crawford UK’s business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We are taking steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

LIQUIDITY AND CAPITAL

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") is underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement periods for our U.S. Qualified Plan, the projected benefit obligation was underfunded by $24.3 million. In recent years we have made voluntary contributions to this plan, but we do not expect to make any discretionary contributions to the U.S. Qualified Plan in the next fiscal year. Volatility in the capital markets, mortality changes and future legislation may have a negative impact on our pension plans, which may further increase the underfunded portion and our attendant funding obligations. Any future contributions to our underfunded defined benefit pension plan could reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities. Any decision to terminate the plan and settle the defined-benefit pension obligation would result in a non-cash charge within the consolidated statements of operations related to unrecognized actuarial losses in accumulated other comprehensive income, which totals $200.8 million as of December 31, 2022.

While we do not anticipate any contribution in 2023, we intend to comply with any future funding requirements through the use of cash from operations. However, there can be no assurance that we will generate enough cash to do so. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings under our Credit Facility (defined below), if available, proceeds from debt or equity financings, or asset sales. There can be no assurance that we would be able to obtain any such external funding in amounts, at times and on terms that we deem commercially reasonable, in order for us to meet these obligations. Furthermore, any of the foregoing could materially increase our outstanding debt or debt service requirements, or dilute the value of the holdings of our current shareholders, as the case may be. Our inability to comply with any funding obligations in a timely manner could materially adversely affect our financial condition.

We have debt covenants in our credit facility that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our outstanding debt could become immediately due and payable.

We are party to a credit facility, effective as of November 5, 2021, with Bank of America, N.A., Wells Fargo Bank, N.A., Truist Bank, and the other lenders a party thereto, (the "Credit Facility"). The Credit Facility consists of a $450 million revolving credit facility, with a letter of credit sub-commitment of $125 million. The available borrowing capacity under the Credit Facility totaled $205.2 million on December 31, 2022. The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum interest coverage ratio.

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

As of December 31, 2022, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member of the Board of Directors, beneficially owned approximately 65% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2022, Mr. Crawford also beneficially owned approximately 37% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

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

Our Broadspire business competes with the general healthcare industry in recruiting qualified nurses, other case management professionals and other talent. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare providers. Recently, there have been nurses strikes at hospital systems. Such competition and labor disputes could reduce availability, increase our costs and reduce our revenues. This shortage may require us to increase wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Our failure to recruit and retain qualified management, nurses, and other healthcare professionals, or to control labor costs could result in reduced revenues, loss of customer goodwill and a material negative impact on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, the Company leased approximately 220 office locations under various leases with varying terms. For additional information on the Company's significant operating leases and subleases, see Note 6 "Lease Commitments" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. The Company generally believes that its office locations are sufficient for its operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of its business. No assurances can be given, however, that the Company would be able to obtain such office locations as and when needed, or on terms it considered to be reasonable, if at all. The Company continues to evaluate its current and projected space requirements and may determine from time to time that certain of its leased properties are no longer necessary for its operations. There is no assurance that the Company will be able to terminate or sublease such excess locations or that it will not incur costs with such dispositions. Such costs are not material to the Company's results of operations in a given period.

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

The Company is also subject to numerous federal, state, and foreign labor, employment, worker health and safety, antitrust and competition, environmental and consumer protection, import/export, anti-corruption, and other laws. From time to time, the Company faces claims and investigations by employees, former employees, and governmental entities under such laws or employment contracts with such employees or former employees.

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

The number of record holders of each class of the Company's common stock as of December 31, 2022 was as follows: CRD-A — 2,688 and CRD-B — 347.

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. At December 31, 2022, the Company had remaining authorization to repurchase 1,793,371 shares under the 2021 Repurchase Authorization.

The following graph and table show the value as of December 31, 2022 of a $100 investment in the Company's Class A and Class B common stock as of December 31, 2017 as compared to a similar investment in each of (i) the S&P 500 Index, and (ii) the S&P 500 Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. We caution you not to draw any conclusions from the data in this performance graph, as past results do not necessarily indicate future performance.

Comparison of Cumulative Five Year Total Return
Crawford & Company (Class A)
Crawford & Company (Class B)
S&P 500 Index
S&P Property-Casualty Insurance Index
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dollars
2017
2018
2019
2020
2021
2022

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2017	2018	2019	2020	2021	2022
Crawford & Company (Class A)	100.00	108.20	143.43	94.80	98.58	75.62
Crawford & Company (Class B)	100.00	95.69	110.19	80.02	85.47	62.78
S&P 500 Index	100.00	93.76	120.84	140.49	178.27	143.61
S&P Property-Casualty Insurance Index	100.00	86.83	109.67	106.31	136.93	148.08

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Crawford & Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2022, 2021, and 2020 consolidated financial statements include the financial position of such operations as of October 31, 2022 and 2021, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2022, 2021 and 2020, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawco.com) is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries.

In January 2022, the Company realigned its operating segments by moving to a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. The Company's reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of the previously reported Crawford Loss Adjusting segment in the U.S. and Canada, including Global Technical Services and edjuster, Inc. The Canadian operations will include all operations within that country, including those previously reported within the Crawford TPA Solutions and Platform Solutions segments.
•
International Operations, which services the global property and casualty market outside North America. This is comprised of the previously reported Crawford Loss Adjusting segment outside of North America, including Crawford Legal Services which was previously within the Crawford TPA Solutions segment. The International Operations will include all operations within the respective countries, including those previously reported within the Crawford TPA Solutions and Platform Solutions segments.
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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $1.189 billion in 2022 an increase of 7.9% compared with $1.102 billion in 2021. Net loss attributable to Crawford & Company was $(18.3) million in 2022, compared with net income of $30.7 million in 2021.

The Company recorded a non-cash goodwill impairment of $36.8 million, or $33.3 million after tax, during 2022. We also recorded income tax reserves of $11.8 million on certain international tax assets during 2022.

Consolidated revenues before reimbursements increased $87.5 million, or 7.9%, in 2022, compared with 2021. This increase was primarily due to an increase in new client growth in our North America Loss Adjusting, Broadspire and Platforms Solutions operating segments, and recent acquisitions. Changes in foreign exchange rates decreased our consolidated revenues before reimbursements by $34.6 million, or 3.2%, for 2022 as compared with the prior year.

	Year Ended			Year Ended
				Based on exchange rates for year ended December 31, 2021
(in thousands, except percentages)	December 31, 2022	December 31, 2021	% Change	December 31, 2022	% Change
Revenues:
North America Loss Adjusting	$274,755	$243,789	12.7%	$278,399	14.2%
International Operations	357,452	357,909	(0.1)%	388,427	8.5%
Broadspire	313,564	301,035	4.2%	313,564	4.2%
Platform Solutions	243,711	199,299	22.3%	243,711	22.3%
Total revenues before reimbursements	1,189,482	1,102,032	7.9%	1,224,101	11.1%
Reimbursements	41,744	37,199	12.2%	44,451	19.5%
Total Revenues	$1,231,226	$1,139,231	8.1%	$1,268,552	11.4%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $122.1 million, or 11.1%, for 2022. Revenues from the North America Loss Adjusting segment increased in 2022 due to an increase in the U.S. and Canada, and the recent edjuster, Inc. acquisition. Revenues from the International Operations segment decreased slightly due to the change in foreign exchange rates. Excluding foreign exchange impacts, revenues from the International Operations segment increased due to an increase in weather-related activity in Australia and Asia, partially offset by reductions in the U.K. and our Legal Services service line. Revenues from the Broadspire segment increased due to an increase in case activity from both new and existing clients. Revenues from the Platform Solutions segment increased primarily due to an increase in Networks and the recent Praxis Consulting acquisition. There was a net $31.0 million, or 2.8% increase in total company revenues in 2022 as a result of recent acquisitions. See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about this activity.

Overall, there was an increase in cases received of 12.0% in 2022 compared with 2021, due to an increase in all operating segments. Recent acquisitions contributed 42,300, or 2.6% of the increase in cases received in the 2022 period.

Cases received are presented below by segment:

Year Ended December 31,	2022	2021	Variance
North America Loss Adjusting	294,997	278,173	6.0%
International Operations	536,106	453,494	18.2%
Broadspire	540,893	490,653	10.2%
Platform Solutions	479,598	430,730	11.3%
Total Crawford Cases Received	1,851,594	1,653,050	12.0%

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) increased in our North America Loss Adjusting, Broadspire, and Platform Solutions operating segments, partially offset by a decrease in our International Operations operating segment.

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

In the North America Loss Adjusting segment, operating earnings increased from $15.0 million, or 6.2% of revenues before reimbursements in 2021, to $19.4 million, or 7.1% of revenues before reimbursements in 2022, primarily due to a $31.0 million increase in revenues. There was a $2.6 million expense benefit in 2021 as a result of the Canada Emergency Wage Subsidy ("CEWS") and no benefit in 2022. Excluding indirect support costs, gross profit increased from $46.7 million, or 19.2% of revenues before reimbursements in 2021, to $51.0 million, or 18.6% of revenues before reimbursements in 2022.

In the International Operations segment, operating earnings decreased from $4.9 million, or 1.4% of revenues before reimbursements in 2021, to a $(13.3) million loss, or (3.7)% of revenues before reimbursements in 2022, primarily due to losses in certain international operations and an increase in compensation expense. Excluding indirect support costs, gross profit decreased from $50.3 million or 14.1% of revenues before reimbursements in 2021, to $41.9 million, or 11.7% of revenues before reimbursements in 2022.

In the Broadspire segment, operating earnings increased from $24.8 million, or 8.2% of revenues before reimbursements in 2021, to $27.0 million, or 8.6% of revenues before reimbursements in 2022, primarily due to a $12.5 million increase in revenues. Excluding indirect support costs, gross profit increased from $64.7 million, or 21.5% of revenues before reimbursements in 2021, to $69.9 million, or 22.3% of revenues before reimbursements in 2022.

In the Platform Solutions segment, operating earnings increased from $32.0 million, or 16.1% of revenues before reimbursements in 2021, to $35.7 million, or 14.7% of revenues before reimbursements in 2022, primarily due to a $44.4 million increase in revenues, including $17.0 million from the Praxis Consulting acquisition. Excluding indirect support costs, gross profit increased from $48.0 million, or 24.1% of revenues before reimbursements in 2021, to $56.3 million, or 23.1% of revenues before reimbursements in 2022.

Cost of services provided, before reimbursements, increased $72.9 million, or 9.0% for 2022 compared with 2021. This increase was primarily due to an increase in compensation expense, including incentive compensation and other costs in each of our operating segments resulting from the $87.5 million increase in revenues, and the impact of recent acquisitions, partially offset by the change in foreign exchange rates.

Selling, general, and administrative ("SG&A") expenses increased $10.9 million, or 4.5%, in 2022, as compared with 2021. This increase was due to an increase in compensation expense, the impact of recent acquisitions, and contingent earnout adjustments, partially offset by a gain on the sale of our Canadian head office building and the change in foreign exchange rates.

We sold our Canadian head office building in Kitchener, Ontario Canada in the first quarter of 2022 for $3.1 million and recognized a pretax gain on disposal of $1.8 million. This gain is recorded as a credit within Unallocated Corporate and Shared Costs and is included in “Selling, general, and administrative expenses” on the Company's Condensed Consolidated Statements of Operations.

We recognized a pretax non-cash goodwill impairment in the 2022 third quarter totaling $36.8 million related to the North America Loss Adjusting ($3.4 million), International Operations ($22.7 million), and Platform Solutions ($10.7 million) reportable segments.

We also recorded income tax reserves of $11.8 million on certain international tax assets during 2022, primarily related to previously benefited tax losses in certain international jurisdictions. These tax assets currently do not expire and are available for future use depending on the profitability of those jurisdictions.

The Canadian government enacted the CEWS in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. We met the eligibility criteria to receive the wage subsidy in 2020 and 2021. We received a benefit totaling $13.8 million in 2020 and $5.9 million in 2021, due to the negative economic impact of COVID-19 in that country. This subsidy is recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Company's unaudited Condensed Consolidated Statements of Operations, depending on classification of the employees. There was no benefit in 2022 and there are no future benefits available under this subsidy.

On April 1, 2022, we purchased assets associated with R.P. van Dijk B.V. ("Van Dijk"), a bodily injury loss adjusting company based in the Netherlands. The purchase price includes an initial cash consideration of $4.3 million, and an earn-out potential up to $2.2 million payable over the next two years based on the achievement of revenue performance goals and other nonfinancial milestones over two one-year periods, beginning April 2022. This acquisition expands the Company's network in the Netherlands and strengthens its bodily injury loss adjusting service offering by adding a highly qualified team of adjusters experienced in managing complex loss events resulting in injury or death, as well as handling medical liability claims.

On October 4, 2021, we acquired BosBoon Expertise Group B.V. ("BosBoon"), a Netherlands-based specialist loss adjusting company. BosBoon offers a specialist range of loss adjusting services which was added to the existing Crawford Global Technical Services proposition in the Netherlands. The purchase price includes an initial cash consideration of $2.1 million, net of a working capital adjustment, and a maximum $1.9 million payable over the next two years based on achieving certain financial and nonfinancial goals, as defined in the purchase agreement.

On October 1, 2021, we acquired the assets of Praxis Consulting ("Praxis"), an established subrogation claims service provider in the U.S. This acquisition allows us to expand our footprint in the U.S. subrogation claims market. The purchase price includes an initial cash consideration of $21.5 million, a working capital adjustment payable of $0.7 million, a deferred payment of $20.0 million in February 2022, and a maximum $10.0 million payable over the next two years based on achieving certain revenue performance goals, as defined in the purchase agreement.

On August 23, 2021, we acquired 100% of edjuster Inc. in Canada and its U.S. subsidiary (collectively "edjuster"). edjuster is a technology-enabled, end-to-end contents services provider and platform. This acquisition enables us to expand our capability in the North American claims contents services market. The purchase price included an initial cash payment of $20.9 million, working capital adjustment payable of $0.4 million, and an earn-out potential up to $13.3 million based on the achievement of certain EBITDA performance goals over two one-year periods, beginning January 2022.

On November 1, 2020, we acquired 100% of HBA Group in Australia. The HBA Group is a legal services provider that will complement the Company’s Crawford TPA Solutions segment in Australia. The purchase price included an initial cash payment of $4.0 million, net of working capital adjustment, and a maximum $3.2 million payable over the next four years based on achieving certain revenue and EBITDA performance goals as set forth in the purchase agreement. The financial results of certain of the Company’s international subsidiaries, including HBA Group, are included in the Company’s consolidated financial statements on a two-month delayed basis. Accordingly, the acquisition of HBA was reported as of January 1, 2021.

These acquisitions were funded primarily through additional borrowings under the Company's credit facility. See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about these transactions.

We recognized a non-cash pretax goodwill impairment in the 2020 first quarter totaling $17.7 million related to our former Crawford Claims Solutions reporting unit. This expense was partially offset by a $1.8 million reduction in income tax expense and $1.7 million credit in noncontrolling interest expense. There was no goodwill impairment in 2021.

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

During 2020, we recognized a pretax gain on disposal totaling $13.8 million related to the sale of the Lloyd Warwick International (“LWI”) business in our former Crawford Loss Adjusting segment, net of a loss on the disposal of Crawford Compliance. The gain on disposal is presented in the Consolidated Statements of Operations as a separate item "Gain on disposition of businesses, net." There was no gain on disposal in 2022 or 2021.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We took advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits, which deferred the payment of 2020 payroll tax withholdings in the U.S., totaling $13.0 million, which was paid in equal installments at the end of 2021 and 2022. No deferred payroll tax liability remains as of December 31, 2022.

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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring and other costs, gain on disposition of businesses, contingent earnout adjustments, income taxes, reserves on certain income tax assets, and net income or loss attributable to noncontrolling interests.

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

Restructuring and other costs, goodwill impairments, reserves on certain income tax assets, and gain on disposition of businesses, arise from time to time due to various factors and events (such as internal restructurings, losses on subleases, establishment of new operations, and tax asset impairments) that are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, goodwill impairments, restructuring and other costs, gain on disposition of businesses, reserves on certain income tax assets, and unallocated corporate and shared costs follows the discussion and analysis of the results of operations of our four operating segments.

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

				% Change from Prior Year
Year Ended December 31,	2022	2021	2020	2022	2021
	(In thousands, except percentages)
Revenues:
North America Loss Adjusting	$274,755	$243,789	$217,579	12.7%	12.0%
International Operations	357,452	357,909	322,435	(0.1)%	11.0%
Broadspire	313,564	301,035	293,448	4.2%	2.6%
Platform Solutions	243,711	199,299	149,030	22.3%	33.7%
Total Revenues before reimbursements	1,189,482	1,102,032	982,492	7.9%	12.2%
Reimbursements	41,744	37,199	33,703	12.2%	10.4%
Total Revenues	$1,231,226	$1,139,231	$1,016,195	8.1%	12.1%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$199,009	$176,538	$150,904	12.7%	17.0%
% of related revenues before reimbursements	72.4%	72.4%	69.4%
International Operations	254,049	249,060	203,663	2.0%	22.3%
% of related revenues before reimbursements	71.1%	69.6%	63.2%
Broadspire	198,473	187,458	184,731	5.9%	1.5%
% of related revenues before reimbursements	63.3%	62.3%	63.0%
Platform Solutions	163,449	131,736	92,513	24.1%	42.4%
% of related revenues before reimbursements	67.1%	66.1%	62.1%
Total	$814,980	$744,792	$631,811	9.4%	17.9%
% of Revenues before reimbursements	68.5%	67.6%	64.3%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$56,315	$52,236	$53,272	7.8%	(1.9)%
% of related revenues before reimbursements	20.5%	21.4%	24.5%
International Operations	116,672	103,931	88,392	12.3%	17.6%
% of related revenues before reimbursements	32.6%	29.0%	27.4%
Broadspire	88,070	88,794	89,752	(0.8)%	(1.1)%
% of related revenues before reimbursements	28.1%	29.5%	30.6%
Platform Solutions	44,516	35,515	30,185	25.3%	17.7%
% of related revenues before reimbursements	18.3%	17.8%	20.3%
Total before reimbursements	$305,573	$280,476	$261,601	8.9%	7.2%
% of Revenues before reimbursements	25.7%	25.5%	26.6%
Reimbursements	41,744	37,199	33,703	12.2%	10.4%
Total	$347,317	$317,675	$295,304
% of Revenues	28.2%	27.9%	29.1%
Segment Operating Earnings (Loss):
North America Loss Adjusting	$19,431	$15,015	$13,403	29.4%	12.0%
% of related revenues before reimbursements	7.1%	6.2%	6.2%
International Operations	(13,269)	4,918	30,380	(369.8)%	(83.8)%
% of related revenues before reimbursements	(3.7)%	1.4%	9.4%
Broadspire	27,021	24,783	18,965	9.0%	30.7%
% of related revenues before reimbursements	8.6%	8.2%	6.5%
Platform Solutions	35,746	32,048	26,332	11.5%	21.7%
% of related revenues before reimbursements	14.7%	16.1%	17.7%
(Deduct) Add:
Unallocated corporate and shared costs and credits, net	(5,459)	(14,259)	(17,250)	(61.7)%	(17.3)%
Net corporate interest expense	(10,311)	(6,559)	(7,923)	57.2%	(17.2)%
Stock option expense	(548)	(1,053)	(1,122)	(48.0)%	(6.1)%
Amortization of customer-relationship intangible assets	(7,836)	(11,029)	(11,653)	(29.0)%	(5.4)%
Goodwill impairment	(36,808)	—	(17,674)	nm	(100.0)%
Restructuring and other costs, net	—	—	(8,133)	nm	(100.0)%
Contingent earnout adjustments	(2,921)	—	—	nm	nm
Gain on disposition of businesses, net	—	—	13,763	nm	(100.0)%
Income Before Income Taxes	5,046	43,864	39,088	(88.5)%	12.2%
Income taxes	(23,578)	(13,316)	(12,013)	77.1%	10.8%
Net (Loss) Income	(18,532)	30,548	27,075	(160.7)%	12.8%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	227	144	1,221	57.6%	(88.2)%
Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(18,305)	$30,692	$28,296	(159.6)%	8.5%

nm = not meaningful

YEAR ENDED DECEMBER 31, 2022 COMPARED WITH YEAR ENDED DECEMBER 31, 2021

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating Earnings

Operating earnings in our North America Loss Adjusting segment totaled $19.4 million or 7.1% of revenues before reimbursements, in 2022, compared with 2021 operating earnings of $15.0 million, or 6.2% of revenues before reimbursements. The increase in operating earnings in 2022 was primarily due to a $31.0 million increase in revenues. There was a $2.6 million expense benefit in 2021 as a result of CEWS, compared to no benefit in 2022.

Excluding centralized indirect support costs, gross profit increased from $46.7 million, or 19.2% of revenues before reimbursements in 2021, to $51.0 million, or 18.6% of revenues before reimbursements in 2022, due primarily to an increase in revenues, partially offset by the absence of the CEWS benefit.

Operating results for our North America Loss Adjusting segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2021
Year Ended December 31,	2022	2021	Variance	2022	Variance
Revenues	$274,755	$243,789	12.7%	$278,399	14.2%
Direct expenses	223,707	197,054	13.5%	226,793	15.1%
Gross profit	51,048	46,735	9.2%	51,606	10.4%
Indirect expenses	31,617	31,720	(0.3)%	32,040	1.0%
Total North America Loss Adjusting Operating Earnings	$19,431	$15,015	29.4%	$19,566	30.3%

Gross profit margin	18.6%	19.2%	(0.6)%	18.5%	(0.7)%
Operating margin	7.1%	6.2%	0.9%	7.0%	0.8%

Revenues before Reimbursements

North America Loss Adjusting revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2021
Year Ended December 31,	2022	2021	Variance	2022	Variance
U.S.	$176,989	$158,451	11.7%	$176,989	11.7%
Canada	97,766	85,338	14.6%	101,410	18.8%
Total North America Loss Adjusting Revenues before Reimbursements	$274,755	$243,789	12.7%	$278,399	14.2%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $274.8 million in 2022, compared with $243.8 million in the 2021 period. This increase was due to an increase in the U.S. and Canada from both new and existing clients and the recent acquisition. The change in exchange rates decreased our North America Loss Adjusting segment revenues by 1.5%, or $3.6 million, for 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $278.4 million for 2022. There was a $9.2 million increase, or 3.8% increase in North America Loss Adjusting revenues in period as a result of the edjuster, Inc. acquisition. There was an increase in segment unit volume, measured principally by cases received, of 6.0% (1.8% excluding edjuster cases) for 2022, compared with the 2021 period. Changes in product mix and in the rates charged for those services accounted for an 8.6% revenue increase for the year ended 2022 compared with the same period in 2021.

The increase in revenues in the U.S. for 2022 was due to an increase in Global Technical Services revenues and a change in the mix of services provided, due to a lower proportion of high-frequency, low-severity cases in the current year. Based on constant foreign exchange rates, there was an increase in revenues in Canada in 2022, compared with 2021, primarily due to the recent edjuster, Inc. acquisition and the recovery from the negative economic impacts of COVID-19 that were present in 2021.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $8.4 million in 2022 compared with $8.3 million in 2021. The increase in reimbursed expenses was less than the overall increase in revenues due to a decreased use of third parties in Canada in 2022.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for 2022 and 2021 were as follows:

Year Ended December 31,	2022	2021	Variance
U.S.	136,804	150,959	(9.4)%
Canada	158,193	127,214	24.4%
Total North America Loss Adjusting Cases Received	294,997	278,173	6.0%

Overall, there was an increase in cases of 6.0% in 2022, compared with the 2021 period. The decrease in U.S. case volumes in 2022 was due to a change in the mix of services provided, resulting from a lower proportion of high-frequency, low-severity cases. There was an increase in cases in Canada in 2022 due to an increase in weather-related activity and due to the recovery from the impact of the pandemic which was present in the 2021 period. edjuster, which was acquired in the third quarter of 2021, resulted in an increase of 11,640 cases, or 4.2% of the increase in cases received for 2022, compared with the 2021 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. North America Loss Adjusting direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 72.4% for both 2022 and 2021. The dollar amount of these expenses increased from $176.5 million in 2021 to $199.0 million in 2022. The increase in amounts was due to the increased revenues and an additional 205 employees from the recent acquisition. The percentage of revenues before reimbursements was consistent between periods, due to increased staff utilization, partially offset by the $2.6 million expense benefit in 2021 as a result of CEWS, compared with no benefit in the 2022 period.

There was an average of 2,042 FTEs in 2022 compared with an average of 1,795 FTEs in 2021.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $52.2 million in 2021 to $56.3 million in 2022, but decreased as a percent of segment revenues before reimbursements from 21.4% in 2021 to 20.5% in 2022. The increase in costs was due to the increased revenues, technology investments and an increase in the allowance for estimated credit losses in 2022. The decrease in the percent of revenues was due to the increased revenues and non-continuing integration costs from the recent acquisition in 2021.

INTERNATIONAL OPERATIONS SEGMENT

Operating (Loss) Earnings

Our International Operations segment reported an operating loss of $(13.3) million, or (3.7)% of revenues before reimbursements in 2022, as compared to operating earnings of $4.9 million, or 1.4% of revenues before reimbursements in 2021. This decrease in operating earnings was due to lower profitability in certain international operations, primarily in the U.K. and our Legal Services service line, an increase in compensation expense, and an increase in administrative support costs.

Excluding centralized indirect support costs, gross profit decreased from $50.3 million, or 14.1% of revenues before reimbursements in 2021, to $41.9 million, or 11.7% of revenues before reimbursements in 2022. This decrease was primarily due to losses in certain international operations and an increase in compensation expense. The increase in compensation expense includes $4.1 million of severance expense for cost reduction actions in certain international operations.

Operating results for our International Operations segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2021
Year Ended December 31,	2022	2021	Variance	2022	Variance
Revenues	$357,452	$357,909	(0.1)%	$388,427	8.5%
Direct expenses	315,590	307,591	2.6%	343,482	11.7%
Gross profit	41,862	50,318	(16.8)%	44,945	(10.7)%
Indirect expenses	55,131	45,400	21.4%	60,383	33.0%
Total International Operations Operating (Loss) Earnings	$(13,269)	$4,918	(369.8)%	$(15,438)	(413.9)%

Gross profit margin	11.7%	14.1%	(2.4)%	11.6%	(2.5)%
Operating margin	(3.7)%	1.4%	(5.1)%	(4.0)%	(5.4)%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2021
Year Ended December 31,	2022	2021	Variance	2022	Variance
UK	$121,814	$134,116	(9.2)%	$132,371	(1.3)%
Europe	89,777	88,985	0.9%	98,925	11.2%
Australia	94,692	85,780	10.4%	101,687	18.5%
Asia	21,652	18,870	14.7%	22,824	21.0%
Latin America	29,517	30,158	(2.1)%	32,620	8.2%
Total International Operations Revenues before Reimbursements	$357,452	$357,909	(0.1)%	$388,427	8.5%

Revenues before reimbursements from our International Operations segment totaled $357.5 million in 2022, compared with $357.9 million in 2021. This slight decrease was primarily due to the change in foreign exchange rates. Excluding foreign exchange impacts, International Operations revenues increased due to an increase in weather-related activity in Australia and Asia, and increases in Europe and Latin America, partially offset by reductions in the U.K. and our Legal Services service line. The change in exchange rates decreased our International Operations segment revenues by approximately 8.6%, or $31.0 million, for 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $388.4 million for 2022. There was a $4.8 million increase, or 1.3% increase in International Operations revenues in the year as a result of the recent BosBoon and Van Dijk acquisitions in Europe. There was an increase in segment unit volume, measured principally by cases received, of 18.2% (17.8% excluding acquired cases) for 2022, compared with the 2021 period. 8.1% of this increase was due to an increase of 36,800 high-frequency, low-severity cases received in Latin America for which only minimal revenues are recognized. Changes in product mix and in the rates charged for those services accounted for a 2.5% revenue decrease for 2022 compared with the same period in 2021, due to an increase in high-frequency, low severity cases in Latin America, Europe and Asia.

Based on constant foreign exchange rates, the decrease in revenues in the U.K. for 2022 was due to a change in the mix of services provided and a reduction in our Legal Services service line. There was an increase in revenues in Europe in the 2022 period, compared with 2021, due to an increase in high-frequency, low-severity case volume increases in Scandinavia, and the recent BosBoon and Van Dijk acquisitions. There was an increase in revenues in Australia in 2022 due to an increase in weather-related case activity. There was an increase in revenues in Asia in 2022, compared with 2021, due to an increase in high-frequency, low-severity weather-related case activity in the Philippines and Malaysia. There was an increase in revenues in Latin America in 2022 due to an increase in high-frequency, low-severity cases and a change in the mix of services provided.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment which are included in total Company revenue increased to $29.0 million in 2022 from $22.9 million in 2021. The increase in reimbursed expenses were due to an increased use of third parties in the current year period, primarily related to handling cases received from the catastrophe in Australia.

Case Volume Analysis

International Operations unit volumes, as measured by cases received, by region for 2022 and 2021 were as follows:

Year Ended December 31,	2022	2021	Variance
UK	155,994	142,678	9.3%
Europe	212,083	202,956	4.5%
Australia	67,494	51,940	29.9%
Asia	20,622	14,377	43.4%
Latin America	79,913	41,543	92.4%
Total International Operations Cases Received	536,106	453,494	18.2%

Overall, there was an increase in cases received of 18.2% for 2022, compared with the 2021 period. 8.1% of the increase was due to an increase of 36,800 high-frequency, low-severity cases received in Latin America for which only minimal revenues are recognized. There was an increase of 17,400 cases in Australia, or 3.8% of the increase in International Operations cases received, due to flooding catastrophe in that country. The increase in cases received in Asia was due to an increase in high-frequency, low-severity weather-related activity in the Philippines and Malaysia. There was an increase in Europe in 2022, compared with 2021, due to an increase in high-frequency, low-severity case volume increases in Scandinavia, and the recent BosBoon and Van Dijk acquisitions, which accounted for 2,000 cases, or 0.4%. The increase in cases received in the U.K. in 2022 was due to an increase in high-frequency, low-severity third party administration cases.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International Operations segment revenues before reimbursements, increased from 69.6% in 2021 to 71.1% in 2022. The total dollar amount of these expenses increased from $249.1 million in 2021 to $254.0 million in 2022. The increase in compensation expense includes $4.1 million of severance expense for cost reduction actions in certain international operations, as well as an increase in employees, including 30 from the recent acquisitions. The increase in the percentage of revenues before reimbursements is because compensation expense increased higher than the revenues in certain international operations, including the severance expense referenced above, and higher compensation expense in our legal services business.

There was an average of 3,669 FTEs in this segment in 2022, an increase from an average of 3,524 FTEs in the 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased in the International Operations segment from $103.9 million in 2021 to $116.7 million in 2022, and increased as a percent of revenues before reimbursements from 29.0% in 2021 to 32.6% in the 2022 period. The increase in both the expenses and the expenses as a percent of revenues before reimbursements were due to technology investments and an increase in administrative support costs.

BROADSPIRE SEGMENT

Operating Earnings

Our Broadspire segment reported operating earnings of $27.0 million, or 8.6% of revenues before reimbursements in 2022, as compared to $24.8 million, or 8.2% of revenues before reimbursements in 2021. This increase was due to a $12.5 million increase in revenues.

Excluding centralized indirect support costs, gross profit increased from $64.7 million, or 21.5% of revenues before reimbursements in 2021, to $69.9 million, or 22.3% of revenues before reimbursements in 2022, due to the increased revenues.

Operating results for our Broadspire segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates
Year Ended December 31,	2022	2021	Variance
Revenues	$313,564	$301,035	4.2%
Direct expenses	243,640	236,298	3.1%
Gross profit	69,924	64,737	8.0%
Indirect expenses	42,903	39,954	7.4%
Total Broadspire Operating Earnings	$27,021	$24,783	9.0%

Gross profit margin	22.3%	21.5%	0.8%
Operating margin	8.6%	8.2%	0.4%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line were as follows:

	In thousands (except percentages)
Year Ended December 31,	2022	2021	Variance
Claims Management	$160,039	$151,342	5.7%
Medical Management	153,525	149,693	2.6%
Total Broadspire Revenues before Reimbursements	$313,564	$301,035	4.2%

Revenues before reimbursements from our Broadspire totaled $313.6 million in 2022, compared with $301.0 million in 2021. This increase was primarily due to an increase in new client growth across both service lines, and general recovery from pandemic-impacted activity in 2021. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 10.2% for 2022 compared with 2021. Changes in product mix and in the rates charged for those services accounted for a 6.0% revenue decrease for 2022 as compared with 2021, due to an increase in Disability and A&H claims which have a lower average fee per claim.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenue increased to $3.1 million in 2022 from $2.7 million in 2021. The increase in reimbursed expenses in the 2022 period was due to the increased revenues and employee travel related to servicing cases from clients.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for 2022 and 2021 were as follows:

Year Ended December 31,	2022	2021	Variance
Claims Management	409,712	357,056	14.7%
Medical Management	131,181	133,597	(1.8)%
Total Broadspire Cases Received	540,893	490,653	10.2%

Overall case volumes were 10.2% higher in 2022 compared with 2021 due to an increase in Disability and A&H cases volumes in our Claims Management service line of 31,350 cases, representing an increase in Broadspire cases received of 6.4%, and an increase in new clients. The decline for Medical Management cases received was due to fewer utilization review and physician consultant cases that were not fully offset with an increase in case management cases that typically result in higher average revenue per case. In addition, the 2021 period was negatively impacted by the pandemic. Broadspire unit volumes are sensitive to overall employment levels and workplace reported injuries.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Broadspire segment revenues before reimbursements, increased from 62.3% in 2021 to 63.3% in 2022. The total dollar amount of these expenses increased from $187.5 million in 2021 to $198.5 million in 2022. The increase in the amounts was due to the increased revenues and an increase in average full-time equivalent employees. The increase in expense as a percent of revenues before reimbursements was due to an increase in compensation, advance hiring for new business, and additional staffing in support of client requirements.

There was an average of 2,503 FTEs in this segment in 2022, an increase from an average of 2,266 FTEs in the 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased in the Broadspire segment from $88.8 million in 2021 to $88.1 million in 2022, and decreased as a percent of revenues before reimbursements from 29.5% in 2021 to 28.1% in the 2022 period. The decrease in the overall expense and as a percent of revenues is due to lower software amortization costs and other administrative expenses, partially offset by an increase in travel costs which were lower in 2021 due to the pandemic.

PLATFORM SOLUTIONS SEGMENT

Operating Earnings

Our Platform Solutions segment recorded operating earnings of $35.7 million in 2022, or 14.7% of revenues before reimbursements, compared with operating earnings of $32.0 million in 2021, or 16.1% of revenues before reimbursements. The increase in operating margin in 2022 was due to a $44.4 million increase in revenues, including $17.0 million from the recent Praxis Consulting acquisition.

Excluding indirect support costs, gross profit increased from $48.0 million, or 24.1% of revenues before reimbursements in 2021, to $56.3 million, or 23.1% of revenues before reimbursements in 2022, as a result of the revenue increase in our Networks service line and the Praxis Consulting acquisition.

Operating results for our Platform Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates
Year Ended December 31,	2022	2021	Variance
Revenues	$243,711	$199,299	22.3%
Direct expenses	187,420	151,304	23.9%
Gross profit	56,291	47,995	17.3%
Indirect expenses	20,545	15,947	28.8%
Total Platform Solutions Operating Earnings	$35,746	$32,048	11.5%

Gross profit margin	23.1%	24.1%	(1.0)%
Operating margin	14.7%	16.1%	(1.4)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company and consumer markets in the U.S. Revenues before reimbursements by service line were as follows:

	In thousands (except percentages)
Year Ended December 31,	2022	2021	Variance
Contractor Connection	$66,236	$70,249	(5.7)%
Networks	156,159	124,728	25.2%
Subrogation	21,316	4,322	393.2%
Total Platform Solutions Revenues before Reimbursements	$243,711	$199,299	22.3%

Revenues before reimbursements from our Platform Solutions segment totaled $243.7 million in 2022, compared with $199.3 million in 2021. This increase was primarily due to an increase in case volumes in our Networks service line due to new client growth and increased utilization with existing clients, and a $17.0 million increase, or 8.5% increase in Platform Solutions revenues, as a result of the recent Praxis acquisition. There was an increase in segment unit volume, measured principally by cases received, of 11.3% for 2022, 6.7% of which was from the Praxis acquisition, compared with the 2021 period. There was an increase in high-frequency, low-severity consumer market cases in our WeGoLook service line of 51,200 cases, or an 11.9% increase in Platform Solutions cases received, in 2022. Revenues in our Platform Solutions segment include revenues from an existing client where we provide staff augmentation for our clients, which resulted in $27.6 million of increased revenues in 2022, or a 13.8% increase in Platform Solutions revenue. The revenues generated from this client consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. Excluding cases from the Praxis acquisition and the WeGoLook cases, changes in product mix and in the rates charged for those services accounted for a 7.3% revenue increase during 2022, compared with the 2021 period.

The increase in revenues for 2022 was due to an increase in our Networks service line, and revenues from the recent acquisition. The decrease in Contractor Connection was due to a reduction in industry claim volumes in the current year.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $1.2 million and $3.1 million for 2022 and 2021, respectively. The decrease was due to a reduced use of third parties in our Networks service line in the 2022 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for 2022 and 2021 were as follows:

Year Ended December 31,	2022	2021	Variance
Contractor Connection	154,574	172,970	(10.6)%
Networks	289,205	250,598	15.4%
Subrogation	35,819	7,162	400.1%
Total Platform Solutions Cases Received	479,598	430,730	11.3%

Overall case volumes were 11.3% higher in 2022 compared with 2021, due to an increase in our Networks service line and the recent acquisition in our Subrogation service line. Excluding acquisition-related subrogation cases, the increase in cases received was 4.7% during 2022 as compared with 2021. This increase was primarily from high-frequency, low-severity consumer market cases in our WeGoLook service line of 51,200 cases, or 11.9% of the increase in cases from 2021. A portion of the increase in revenues in our Networks service line is the result of revenues generated from an existing client which consists of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The decrease in cases in the Contractor Connection service line was due to carrier clients experiencing reduced claims activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Platform Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Platform Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, was 67.1% in 2022 and 66.1% in 2021. The amount of these expenses increased from $131.7 million in 2021 to $163.4 million in 2022. The increase in costs was due to the higher revenues in the current year and increased employees to support client growth in our Networks Service line, and 110 employees from the Praxis acquisition. The increase as a percentage of revenues before reimbursements in the current year was due to the change in product mix and higher compensation expense and non-employee labor to support the new client growth.

Average FTEs in this segment totaled 1,336 in 2022, compared to an average of 1,080 FTEs in 2021.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased as a percent of segment revenues before reimbursements from $35.5 million, or 17.8% of revenues before reimbursements in 2021, to $44.5 million, or 18.3% of revenues before reimbursements in 2022. The increase in overall expenses was due to the increased revenues and the recent acquisition. The increase as a percent of revenues before reimbursements is due to technology investments and an increase in travel and entertainment expenses.

YEAR ENDED DECEMBER 31, 2021 COMPARED WITH YEAR ENDED DECEMBER 31, 2020

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating Earnings

Operating earnings in our North America Loss Adjusting segment totaled $15.0 million, or 6.2% of revenues before reimbursements, in 2021, compared with 2020 operating earnings of $13.4 million, or 6.2% of revenues before reimbursements. The increase in operating earnings in 2021 was primarily due to a $26.2 million increase in revenues partially offset by the change in compensation expense. There was a $2.6 million expense benefit in 2021 as a result of CEWS, compared with a benefit of $7.0 million in 2020.

Excluding centralized indirect support costs, gross profit decreased from $48.6 million, or 22.3% of revenues before reimbursements in 2020, to $46.7 million, or 19.2% of revenues before reimbursements, in 2021, due primarily to an increase in direct expenses in 2021, including the reduction in CEWS benefit, that was higher than the increase in revenues.

Operating results for our North America Loss Adjusting segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2020
Year Ended December 31,	2021	2020	Variance	2021	Variance
Revenues	$243,789	$217,579	12.0%	$238,580	9.7%
Direct expenses	197,054	168,979	16.6%	192,619	14.0%
Gross profit	46,735	48,600	(3.8)%	45,961	(5.4)%
Indirect expenses	31,720	35,197	(9.9)%	30,960	(12.0)%
Total North America Loss Adjusting Operating Earnings	$15,015	$13,403	12.0%	$15,001	11.9%

Gross profit margin	19.2%	22.3%	(3.1)%	19.3%	(3.0)%
Operating margin	6.2%	6.2%	—	6.3%	0.1%

Revenues before Reimbursements

North America Loss Adjusting revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2020
Year Ended December 31,	2021	2020	Variance	2021	Variance
U.S.	$158,451	$128,341	23.5%	$158,451	23.5%
Canada	85,338	89,238	(4.4)%	80,129	(10.2)%
Total North America Loss Adjusting Revenues before Reimbursements	$243,789	$217,579	12.0%	$238,580	9.7%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $243.8 million in 2021, compared with $217.6 million in the 2020 period. This increase was due to an increase in weather-related cases in the U.S. resulting from Hurricane Ida and new client growth. Revenues decreased in Canada due to the continued negative economic impact of the COVID-19 pandemic. The change in exchange rates increased our North America Loss Adjusting segment revenues by approximately 2.3%, or $5.2 million, for 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $238.6 million for 2021. There was a $3.4 million increase, or 1.6% increase in North America Loss Adjusting revenues in the period as a result of the recent edjuster, Inc. acquisition. There was a decrease in segment unit volume, measured principally by cases received, of 2.9% (1.3% excluding edjuster cases) for 2021, compared with the 2020 period. Changes in product mix and in the rates charged for those services accounted for a 9.4% revenue increase for the 2021 year compared with 2020, due to a reduction in high-frequency, low-severity cases.

The increase in revenues in the U.S. for 2021 was due to an increase in weather-related cases resulting from Hurricane Ida and new client growth. Based on constant foreign exchange rates, there was a decrease in revenues in Canada in 2021, compared with 2020, primarily due to the continued negative economic impact of the pandemic.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $8.3 million in 2021 compared with $7.9 million in 2020. The increase in reimbursed expenses was due to the increased revenues.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for 2021 and 2020 were as follows:

Year Ended December 31,	2021	2020	Variance
U.S.	150,959	146,498	3.0%
Canada	127,214	140,111	(9.2)%
Total North America Loss Adjusting Cases Received	278,173	286,609	(2.9)%

Overall, there was a decrease in cases of (2.9)% in 2021, compared with the 2020 period. The increase in U.S. case volumes in the period was due an increase in weather-related cases resulting from Hurricane Ida and new client growth. The decrease in cases in Canada in 2021 was due to the continued negative economic impact of the pandemic.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. North America Loss Adjusting direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 72.4% for 2021 and 69.4% for 2020. The dollar amount of these expenses increased from $150.9 million in 2020 to $176.5 million in 2021. The increase in the cost and the percentage of revenues before reimbursements is due to the increase in revenues and an increase in incentive compensation. In addition, there was a negative variance from a $2.6 million expense benefit in 2021 as a result of CEWS, compared to a benefit of $7.0 million in 2020.

There was an average of 1,795 FTEs in 2021 compared with an average of 1,854 FTEs in 2020, due to a reduction in Canada.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased from $53.3 million in 2020 to $52.2 million in 2021, and decreased as a percent of segment revenues from 24.5% in 2020 to 21.4% in 2021. The decrease in costs was due to a reduction in administrative support costs in 2021.

INTERNATIONAL OPERATIONS SEGMENT

Operating Earnings

Our International Operations segment reported operating earnings of $4.9 million, or 1.4% of revenues before reimbursements in 2021, as compared to $30.4 million, or 9.4% of revenues before reimbursements in 2020. This decrease in operating earnings was due to lower profitability in certain international operations, primarily in the UK and our Legal Services service line, and an increase in compensation expense.

Excluding centralized indirect support costs, gross profit decreased from $70.7 million, or 21.9% of revenues before reimbursements in 2020, to $50.3 million, or 14.1% of revenues before reimbursements in 2021. This decrease was primarily due to losses in certain international operations and an increase in compensation expense.

Operating results for our International Operations segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2020
Year Ended December 31,	2021	2020	Variance	2021	Variance
Revenues	$357,909	$322,435	11.0%	$333,226	3.3%
Direct expenses	307,591	251,715	22.2%	286,544	13.8%
Gross profit	50,318	70,720	(28.8)%	46,682	(34.0)%
Indirect expenses	45,400	40,340	12.5%	42,097	4.4%
Total International Operations Operating Earnings	$4,918	$30,380	(83.8)%	$4,585	(84.9)%

Gross profit margin	14.1%	21.9%	(7.8)%	14.0%	(7.9)%
Operating margin	1.4%	9.4%	(8.0)%	1.4%	(8.0)%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2020
Year Ended December 31,	2021	2020	Variance	2021	Variance
UK	$134,116	$128,397	4.5%	$124,700	(2.9)%
Europe	88,985	87,246	2.0%	83,440	(4.4)%
Australia	85,780	73,080	17.4%	77,251	5.7%
Asia	18,870	23,206	(18.7)%	18,552	(20.1)%
Latin America	30,158	10,506	187.1%	29,283	178.7%
Total International Operations Revenues before Reimbursements	$357,909	$322,435	11.0%	$333,226	3.3%

Revenues before reimbursements from our International Operations segment totaled $357.9 million in 2021, compared with $322.4 million in the 2020 period. This increase was primarily due to an increase in weather-related activity in Australia, recent acquisitions in Latin America and Australia, and the change in foreign exchange rates, partially offset by reductions in the U.K., Asia, and our Legal Services service line. The change in exchange rates increased our International Operations segment revenues by approximately 7.7%, or $24.7 million, for 2021 as compared with the 2020 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $333.2 million for 2021. There was a $16.4 million net increase, or 5.1% increase in International Operations revenues in the period as a result of the acquisitions and dispositions. There was an increase in segment unit volume, measured principally by cases received, of 4.6% (1.6% excluding acquired cases) for 2021, compared with the 2020 period. Changes in product mix and in the rates charged for those services accounted for a 3.4% revenue decrease for 2021 compared with the same period in 2020, due to an increase in high-frequency, low severity cases in Latin America.

Based on constant foreign exchange rates, the decrease in revenues in the U.K. for 2021 was primarily due to the Lloyd Warwick International ("LWI") disposition in June 2020, which contributed $11.2 million revenues in 2020, and a change in the mix of services provided. There was a decrease in revenues in Europe in the 2021 period, compared with 2020, due to a decrease in high-frequency, low-severity case volume increases in Scandinavia. There was an increase in revenues in Australia in 2021 period due to an increase in weather-related case activity and the HBA acquisition. There was a decrease in revenues in Asia in 2021, compared with 2020, due to a decrease in high-frequency, low-severity weather-related case activity. There was an increase in revenues in Latin America in 2021 due to the Carvallo acquisition in Chile and an increase in high-frequency, low-severity cases.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Solutions segment which are included in total Company revenue increased to $22.9 million in 2021 from $22.4 million in 2020. The increase in reimbursed expenses was due to the increase in revenues.

Case Volume Analysis

International Operations unit volumes, as measured by cases received, by region for 2021 and 2020 were as follows:

Year Ended December 31,	2021	2020	Variance
UK	142,678	117,928	21.0%
Europe	202,956	236,361	(14.1)%
Australia	51,940	50,518	2.8%
Asia	14,377	17,017	(15.5)%
Latin America	41,543	11,616	257.6%
Total International Operations Cases Received	453,494	433,440	4.6%

Overall, there was an increase in cases received of 4.6% for 2021, compared with the 2020 period. There was an increase in cases in the UK due to an increase in high-frequency, low-severity cases. There was a decrease in Europe in 2021, compared with 2020, due to a change in the mix of services provided in Scandinavia. There was an increase in cases received in Australia due to an increase in weather related activity. The decrease in cases received in Asia was due to a decrease in high-frequency, low-severity weather-related activity. The increase in cases in Latin America was due to the Carvallo acquisition, which accounted for 26,800 cases, or a 6.2% increase in International Operations cases received, and an increase in high-frequency, low-severity cases in Brazil.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International Operations segment revenues before reimbursements, increased from 63.2% in 2020 to 69.6% in 2021. The total dollar amount of these expenses increased from $203.7 million in 2020 to $249.1 million in 2021. The increase in amount was primarily due to the increase in revenues and an increase in employees, including 580 from the recent acquisitions. The increase in the percentage of revenues before reimbursements is because compensation expense increased higher than the revenues in certain international operations, and higher compensation expense in our legal services business.

There was an average of 3,524 FTEs in this segment in 2021, an increase from an average of 2,915 FTEs in the 2020 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased in the International Operations segment from $88.4 million in 2020 to $103.9 million in 2021, and increased as a percent of revenues before reimbursements from 27.4% in 2020 to 29.0% in the 2021 period. The increase in the cost is related to the increase in revenues, primarily from the recent acquisitions, and the increase in expenses as a percent of revenues before reimbursements were due to technology investments and an increase in administrative support costs.

BROADSPIRE SEGMENT

Operating Earnings

Our Broadspire segment reported operating earnings of $24.8 million, or 8.2% of revenues before reimbursements in 2021, as compared to $19.0 million, or 6.5% of revenues before reimbursements in 2020. This increase was due to a $7.6 million increase in revenues.

Excluding centralized indirect support costs, gross profit increased from $58.9 million, or 20.1% of revenues before reimbursements in 2020, to $64.7 million, or 21.5% of revenues before reimbursements in 2021, due to the increased revenues and general recovery from the negative economic impacts of the pandemic.

Operating results for our Broadspire segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates
Year Ended December 31,	2021	2020	Variance
Revenues	$301,035	$293,448	2.6%
Direct expenses	236,298	234,528	0.8%
Gross profit	64,737	58,920	9.9%
Indirect expenses	39,954	39,955	(0.0)%
Total Broadspire Operating Earnings	$24,783	$18,965	30.7%

Gross profit margin	21.5%	20.1%	1.4%
Operating margin	8.2%	6.5%	1.7%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by major region were as follows:

	In thousands (except percentages)
Year Ended December 31,	2021	2020	Variance
Claims Management	$151,342	$143,943	5.1%
Medical Management	149,693	149,505	0.1%
Total Broadspire Revenues before Reimbursements	$301,035	$293,448	2.6%

Revenues before reimbursements from our Broadspire totaled $301.0 million in 2021, compared with $293.4 million in 2020. This increase was primarily due to an increase in new client growth across both service lines, and general recovery from pandemic-impacted activity in 2020. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 3.0% for 2021 compared with 2020. Changes in product mix and in the rates charged for those services accounted for a 0.4% revenue decrease for 2021 as compared with 2020, due to an increase in Disability and A&H claims which have a lower average fee per claim.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenue increased to $2.7 million in 2021 from $2.2 million in 2020. The increase in reimbursed expenses in the 2021 period was due to the increased revenues.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for 2021 and 2020 were as follows:

Year Ended December 31,	2021	2020	Variance
Claims Management	357,056	344,503	3.6%
Medical Management	133,597	131,735	1.4%
Total Broadspire Cases Received	490,653	476,238	3.0%

Overall case volumes were 3.0% higher in 2021 compared with 2020 due to the general economic recovery and business growth in Disability cases volumes. There was an increase in Claims Management, and an increase for Medical Management cases due to increased utilization review and physician consultant cases. In addition, the 2020 period was negatively impacted by the pandemic.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Broadspire segment revenues before reimbursements, decreased from 63.0% in 2020 to 62.3% in 2021. The total dollar amount of these expenses increased from $184.7 million in 2020 to $187.5 million in 2021. The increase in the amounts was due to the increased revenues and an increase in average full-time equivalent employees. The decrease in expense as a percent of revenues before reimbursements was due to improved utilization.

There was an average of 2,266 FTEs in this segment in 2021, an increase from an average of 2,202 FTEs in the 2020 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased slightly in the Broadspire segment from $89.8 million in 2020 to $88.8 million in 2021, and also decreased as a percent of revenues before reimbursements from 30.6% in 2020 to 29.5% in the 2021 period. The decrease in the overall expense and the percent of revenues was primarily due to the increase in revenues.

PLATFORM SOLUTIONS SEGMENT

Operating Earnings

Our Platform Solutions segment recorded operating earnings of $32.0 million in 2021, or 16.1% of revenues before reimbursements, compared with operating earnings of $26.3 million in 2020, or 17.7% of revenues before reimbursements. The increase in operating margin in 2021 was due to a $50.3 million increase in revenues, primarily in our Networks service line.

Excluding indirect support costs, gross profit increased from $37.9 million, or 25.4% of revenues before reimbursements in 2020, to $48.0 million, or 24.1% of revenues before reimbursements in 2021, as a result of the increase in Networks revenue.

Operating results for our Platform Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates
Year Ended December 31,	2021	2020	Variance
Revenues	$199,299	$149,030	33.7%
Direct expenses	151,304	111,180	36.1%
Gross profit	47,995	37,850	26.8%
Indirect expenses	15,947	11,518	38.5%
Total Platform Solutions Operating Earnings	$32,048	$26,332	21.7%

Gross profit margin	24.1%	25.4%	(1.3)%
Operating margin	16.1%	17.7%	(1.6)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line were as follows:

	In thousands (except percentages)
Year Ended December 31,	2021	2020	Variance
Contractor Connection	$70,249	$71,005	(1.1)%
Networks	124,728	78,025	59.9%
Subrogation	4,322	—	nm
Total Platform Solutions Revenues before Reimbursements	$199,299	$149,030	33.7%

Revenues before reimbursements from our Platform Solutions segment totaled $199.3 million in 2021, compared with $149.0 million in 2020. This increase was primarily due to an increase in case volumes in our Networks service line due to new client growth and increased utilization with existing clients, and a $4.3 million increase, or 2.9% increase in Platform Solutions revenues, as a result of the recent Praxis Consulting acquisition. There was an increase in segment unit volume, measured principally by cases received, of 17.9%, 2.0% of which was from the Praxis acquisition for 2021, compared with the 2020 period. There was an increase in high-frequency, low-severity cases in our WeGoLook service line of 42,900 cases, or 11.7%, in 2021. Revenues in our Platform Solutions segment include revenues from a new client where we provide staff augmentation for our clients, which resulted in $22.7 million of increased revenues in 2021, or 15.2% of the increase in Platform Solutions revenue. The revenues from these clients do not typically result in cases received. Excluding cases from the Praxis acquisition and the WeGoLook cases, changes in product mix and in the rates charged for those services accounted for an 11.4% revenue increase during 2021, compared with the same period in 2020, primarily due to a decrease in Contractor Connection cases which have a lower average fee per claim.

The increase in revenues for 2021 was due to an increase in our Networks service line, and revenues from the recent acquisition. The slight decrease in Contractor Connection was due to a reduction in carrier claim volumes in the current year.

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $3.1 million. and $1.2 million for 2021 and 2020, respectively. The increase was due to the increased revenues and increased use of third parties in the 2021 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for 2021 and 2020 were as follows:

Year Ended December 31,	2021	2020	Variance
Contractor Connection	172,970	183,981	(6.0)%
Networks	250,598	181,487	38.1%
Subrogation	7,162	—	nm
Total Platform Solutions Cases Received	430,730	365,468	17.9%

Overall case volumes were 17.9% higher in 2021 compared with 2020, due to an increase in our Networks service line and the recent acquisition in our Subrogation service line. Excluding acquisition-related subrogation cases, the increase in cases received was 15.9% during 2021 as compared with 2020. This increase was primarily from high-frequency, low-severity cases in our WeGoLook service line of 42,900 cases, or 11.7% of the increase in cases from 2020. A portion of the increase in revenues in our Networks service line is the result of new client growth, however the revenues generated from these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The decrease in cases in the Contractor Connection service line was due to carrier clients experiencing reduced claims activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Platform Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Platform Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, was 66.1% in 2021 and 62.1% in 2020. The amount of these expenses increased from $92.5 million in 2020 to $131.7 million in 2021. The increase in costs was due to the higher revenues in the current year and increased employees to support client growth in our Networks Service line, and the Praxis acquisition. The increase as a percentage of revenues before reimbursements in the current year was due to the change in product mix and higher compensation expense to support the new client growth.

Average FTEs in this segment totaled 1,080 in 2021, compared to an average of 794 FTEs in 2020.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $30.2 million in 2020 to $35.5 million in 2021, due to the increased revenues and the recent acquisition. These expenses decreased as a percent of segment revenues before reimbursements, from 20.3% of revenues before reimbursements in 2020, to 17.8% in 2021. The increase in the expense in the 2021 period is due to technology investments and an increase in travel and entertainment expenses.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, changes in tax law, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $23.6 million, $13.3 million, and $12.0 million for 2022, 2021, and 2020, respectively. Our effective tax rate for financial reporting purposes was 467.2%, 30.4%, and 30.7% for 2022, 2021, and 2020, respectively. The Company's effective income tax rate in 2022 was impacted by the goodwill impairment and change in valuation allowances for certain foreign jurisdictions, primarily the U.K. The Company's effective income tax rate in 2021 was impacted by enacted foreign tax rate changes, change in valuation allowances for certain jurisdictions, and deferred taxes attributable to certain undistributed foreign earnings that are no longer permanently reinvested. The Company's effective income tax rate in 2020 was impacted by a goodwill impairment, disposals and liquidations of businesses, and deferred taxes attributable to certain undistributed foreign earnings that are no longer permanently reinvested. Based on our 2023 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2023 to be in the 33% to 35% range before considering any discrete items and assuming no material changes to tax law and policy in the material jurisdictions in which we operate.

We recorded a non-cash goodwill impairment of $36.8 million, or $33.3 million after tax, during 2022. We also recorded income tax reserves of $11.8 million on certain international tax assets during 2022, primarily related to previously benefitted tax losses in certain international jurisdictions. These tax assets currently do not expire and are available for future use depending on the profitability of those jurisdictions.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Corporate interest expense totaled $11.0 million, $7.0 million, and $8.2 million for 2022, 2021, and 2020, respectively. Corporate interest income totaled $0.7 million, $0.4 million, and $0.3 million in 2022, 2021, and 2020, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Our level of interest expense is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods. The weighted average interest rates under our Credit Facility were 3.3%, 2.2%, and 2.8% for the years ending December 31, 2022, 2021, and 2020, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.5 million, $1.1 million and $1.1 million was recognized during 2022, 2021, and 2020, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan and our Omnibus Stock and Incentive Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $7.8 million, $11.0 million, and $11.7 million in 2022, 2021, and 2020, respectively. The decrease in 2022 is due to the amortization period of a significant intangible asset ended in the fourth quarter of 2021. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs and credits represent costs of our frozen U.S. defined benefit pension plan, expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses. From time to time, we evaluate which corporate costs and credits are appropriately allocated to one or more of our operating segments. If changes are made to our allocation methodology, prior period allocations are revised to conform to our then-current allocation methodology.

Unallocated corporate and shared costs and credits were $5.5 million, $14.3 million, and $17.3 million in 2022, 2021, and 2020, respectively. The decrease for 2022 was due to a $1.8 million gain on sale of our Canadian head office building in Kitchener Ontario, a $1.8 million reduction in self-insurance expense, a $4.2 million reduction in incentive compensation, and a $4.2 million decrease in professional fees and other unallocated costs, partially offset by the absence of a $3.2 million CEWS benefit which was present in 2021.

The decrease in costs in 2021 compared with 2020 was due to a $2.3 million decrease in self-insurance and related legal costs, $5.0 million in severance and other transition cost in 2020 that were not present in 2021, and a $2.7 million decrease in pension expense, partially offset by a $3.6 million lower credit from CEWS and a $3.4 million increase in other unallocated costs.

Contingent Earnout Liability Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. These expenses totaled $2.9 million in 2022. There were no material contingent earnout adjustments in 2021 or 2020. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Goodwill Impairment

We recognized a pretax non-cash goodwill impairment in 2022 totaling $36.8 million, which was partially offset by a $3.5 million reduction in income tax expense. This impairment consisted of $3.4 million related to our North America Loss Adjusting reportable segment, $22.7 million related to our International Operations reportable segment, and $10.7 million related to our Platform Solutions reportable segment. We also recognized a non-cash goodwill impairment in 2020 totaling $17.7 million related to our North America Loss Adjusting reporting unit, which was partially offset by a $1.8 million reduction in income tax expense and $1.7 million credit in noncontrolling interest expense. There was no goodwill impairment in 2021. See the "Critical Accounting Policies" in Item 7 and Note 4, "Goodwill and Intangible Assets" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about goodwill impairments.

Restructuring and Other Costs, Net

We recognized pretax restructuring and other costs totaling $8.1 million in 2020, related primarily to severance and other termination costs in an effort to consolidate and streamline various functions of our workforce. The restructuring and other costs are comprised of $9.4 million in severance expense and related payroll taxes, $2.5 million in asset impairment and lease termination costs, partially offset by a $1.1 million gain from fair value remeasurement of cost and equity method investments, a $1.2 million liquidation dividend from a cost method investment, and a $1.4 million gain from the sale of IP addresses. Although smaller severance activities occur each year, there were no restructuring costs in 2022 or 2021.

Gain on Disposition of Businesses, Net

During 2020, we recognized a pretax gain on disposal totaling $13.8 million related to the disposal of the LWI business in our former Crawford Claims Solution reporting unit, net of a loss on the disposal of Crawford Compliance. The gain on disposal is presented in the Consolidated Statements of Operations as a separate item "Gain on disposition of businesses, net". There was no gain on disposal of businesses in 2022 or 2021. See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements for further discussion about these transactions.

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

The Credit Facility consists of a $450.0 million revolving credit facility, with a letter of credit sub-commitment of $125.0 million. The Credit Facility contains sublimits of $250.0 million for borrowings by the UK Borrower, $125.0 million for borrowings by the Canadian Borrower, and $75.0 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 5, 2026.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or a Eurocurrency Rate or an alternative reference rate, in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may be at an alternative reference rate. The Credit Facility defines Benchmark Replacement to encompass accepted alternative reference rates when the London Interbank Offered Rate ("LIBOR") is no longer quoted. The Credit Facility defines alternative reference rates for non-U.S. Dollar currencies as Alternative Currency Term Rates or Alternative Currency Daily Rates. The interest margin for Eurocurrency Rate or alternative reference rate loans ranges from 1.00% to 1.625% and for Base Rate loans ranges from 0.00% to 0.625%. Base Rate is defined as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (c) the Eurocurrency rate plus 1.00%, subject to interest rate floors, with a minimum rate of zero. The weighted average interest rates under our Credit Facility were 3.3%, 2.2%, and 2.8% for the years ending December 31, 2022, 2021, and 2020, respectively.

At December 31, 2022, a total of $238.9 million of short-term and long-term debt was outstanding, and there was an undrawn amount of $8.8 million under the letter of credit sub-commitments of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letter of credit sub-commitments, the available balance under the Credit Facility totaled $205.2 million at December 31, 2022.

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

At December 31, 2022, the Company was in compliance with the financial covenants under the Credit Facility. Our leverage ratio was 2.16 and 1.66 as of December 31, 2022 and December 31, 2021, respectively, and our interest coverage ratio was 9.70 and 15.02 as of December 31, 2022 and December 31, 2021, respectively. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary documents.

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

The operations of our North America Loss Adjusting and International Operations reporting segments expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies, as well as the risk of changes in tax rates or tariffs on earnings or services provided outside the U.S. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Decreases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business positively impacted our revenues and operating earnings in 2021, but a stronger U.S. dollar negatively impacted revenues and operating earnings in 2022 and 2020. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings.

At December 31, 2022, our working capital balance (current assets less current liabilities) was approximately $71.8 million, compared with $42.1 million at December 31, 2021. The increase in working capital was primarily due to settlement of a prior year deferred payment related to our Praxis acquisition, decreases in accrued compensation, and increases in accounts receivable and unbilled revenues, offset by a decrease in cash and cash equivalents and an increase in short term borrowings. Cash and cash equivalents at the end of 2022 totaled $46.0 million, compared with $53.2 million at the end of 2021.

Cash and cash equivalents, excluding restricted cash, as of December 31, 2022 consisted of $18.6 million held in the U.S. and $27.4 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, and fund capital improvements and future acquisitions.

However, if at a future date or time funds that remain permanently reinvested are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition. We have estimated that we have book over tax basis differences of approximately $70.9 million. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Cash Provided by Operating Activities

Cash provided by operating activities totaled $27.6 million in 2022 compared to $54.3 million in 2021. The $26.7 million decrease in cash provided by operating activities was primarily due to a $19.4 million increase in the change in billed and unbilled accounts receivables, $14.0 million related to incentive compensation, and a $7.9 million decrease in CEWS payments, partially offset by a $9.1 million reduction in defined benefit pension contributions and $5.5 million related to timing of other payments. Interest payments were $9.5 million in 2022, and tax payments, net of refunds, were $20.9 million in 2022.

Cash provided by operating activities totaled $54.3 million in 2021 compared to $93.2 million in 2020. The $38.9 million decrease in cash provided by operating activities was primarily due to an increase in the change in billed and unbilled accounts receivable of $16.8 million, $12.7 million higher income tax payments, $19.5 million in payroll tax payments previously deferred under the CARES Act, and higher CEWS benefits in the prior year, partially offset by a $8.6 million decrease related to incentive compensation and $5.4 million decrease related to timing of other payments. In 2020, we deferred payroll tax filings of $13.0 million as allowed by the CARES Act, and in 2021 we paid $6.5 million of that deferred total. We received a cash inflow of $7.9 million related to the CEWS in 2021, compared to $11.8 million in 2020. Interest payments were $5.6 million in 2021, and tax payments, net of refunds, were $24.9 million in 2021.

Cash Used in Investing Activities

Cash used in investing activities, primarily for acquisitions, capital expenditures and capitalized software, decreased by $12.9 million in 2022, from $70.8 million in 2021 to $57.9 million in 2022. Acquisition costs in 2022 include $20.9 million for deferred payments from the 2021 Praxis acquisition and $4.3 million for Van Dijk. These transactions are discussed in Note 3, "Business Acquisitions and Dispositions" included in Item 8 of this Annual Report on Form 10-K. The 2022 decrease in cash used also included $3.0 million in proceeds related to the sale of our Canadian head office building in Kitchener, Ontario. In 2022, cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $34.6 million. We forecast that our property and equipment additions in 2023, including capitalized software, will approximate $35 million.

Cash used in investing activities, primarily for acquisitions, capital expenditures and capitalized software, increased by $43.8 million in 2021, from $27.0 million in 2020 to $70.8 million in 2021. In 2021, we acquired HBA Group for $3.8 million, edjuster for $19.0 million, initial payment for Praxis acquisition for $21.5 million and BosBoon for $2.1 million, each amount net of cash acquired. In 2020, we made an acquisition in Chile for $10.0 million and also sold LWI for $20.3 million in proceeds. The increases in cash used for 2021 was partially offset by the settlement of certain company-owned life insurance policies of $6.5 million and a $6.4 million decrease in capital expenditures. Cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $31.0 million in 2021.

Cash Provided by Financing Activities

Cash provided by financing activities was $25.9 million in 2022, compared with $24.7 million in 2021. In 2022, we borrowed $106.5 million for capital expenditures, share repurchases, dividends, and acquisitions and we repaid a total of $39.0 million. We used cash to pay dividends totaling $11.8 million in 2022, we repurchased shares for $26.7 million, we had $2.3 million lower capitalized costs related to our Credit Facility compared with 2021, and we received shares of CRD-A stock that were surrendered by employees to settle $0.7 million of withholding taxes owed on the issuance of restricted and performance shares. Payments of contingent consideration on acquisitions totaled $2.1 million in 2022, compared with $1.5 million in 2021.

Cash provided by financing activities was $24.7 million in 2021, compared with cash used of $74.4 million in 2020. In 2021, we borrowed $113.3 million for capital expenditures, share repurchases, dividends, and acquisitions and we repaid a total of $52.3 million. The increase in net borrowings in 2021 was primarily due to our increased acquisition activity and repurchases of common stock. We used cash to pay dividends totaling $12.7 million in 2021, we repurchased shares for $19.1 million, we incurred $2.3 million in capitalized costs related to our Credit Facility, and we received shares of CRD-A stock that were surrendered by employees to settle $1.4 million of withholding taxes owed on the issuance of restricted and performance shares.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $43.7 million and $16.5 million in 2022 and 2021, respectively. Our average month-end short-term debt obligations were $34.2 million and $7.8 million in 2022 and 2021, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $27.0 million and $10.7 million at December 31, 2022 and 2021, respectively. The balance in short-term borrowings at December 31, 2022 primarily represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

Our liquidity is defined as cash on hand and borrowing capacity based on our trailing twelve month EBITDA, as defined under our Credit Facility. Excluding restricted cash, at December 31, 2022, we had $46.0 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $205.2 million resulting in total liquidity of $251.2 million at December 31, 2022.

Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2023. Our compliance with the consolidated total leverage ratio and consolidated interest coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2023 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Material Cash Commitments

As of December 31, 2022, the impact that our material cash commitments, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease commitments (Note 6)	$28,023	$43,659	$27,208	$26,515	$125,405
Long-term debt, including current portions (Note 5) (1)	26,966	—	211,638	—	238,604
Finance lease and other obligations (Note 5) (1)	82	172	—	—	254
Total, before interest payments	55,071	43,831	238,846	26,515	364,263
Estimated interest payments under Credit Facility	17,057	30,893	—	—	47,950
Total material cash commitments	$72,128	$74,724	$238,846	$26,515	$412,213
(1)
Assumes principal amounts are repaid at maturity and not refinanced.

Borrowings under our Credit Facility bear interest at a variable rate, based on a Eurocurrency Rate, an alternative reference rate or a Base Rate, in either case plus an applicable margin. The Credit Facility defines Benchmark Replacement to encompass accepted alternative reference rates when the LIBOR rate is no longer quoted. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2022, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2022, we had approximately $3.7 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We expect $0.3 million of reductions to unrecognized income tax benefits within the next 12 months.

Gross deferred income tax liabilities as of December 31, 2022 were approximately $52.8 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "other international plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan and other international plans totaled $25.9 million and $17.9 million at the end of 2022 and 2021, respectively. The 2022 increase in the unfunded deficit of our defined benefit pension plans primarily resulted from actuarial losses in the year. In 2022, we made no contributions to our U.S. Qualified Plan and $0.6 million to our U.K. Plans. In 2021, we made contributions of $9.0 million to our U.S. Qualified Plan and $0.7 million to our U.K. Plans. The U.K. Plans were in a funded status totaling $20.4 million and $30.3 million at the end of 2022 and 2021, respectively, with the fair value of plan assets exceeding the projected benefit obligation. There was a $9.9 million decrease during 2022 in the net prepaid pension balances of the U.K. defined benefit plans.

Our frozen U.S. Qualified Plan was underfunded by $24.3 million at December 31, 2022 based on an accumulated benefit obligation of $304.1 million. Crawford does not expect to make any discretionary contributions to the U.S. Qualified Plan for 2023.

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

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2022, the issued, but undrawn, letters of credit totaled approximately $8.8 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$8,777	$—	$—	$—	$8,777

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our Consolidated Balance Sheet as of December 31, 2022, compared with our Consolidated Balance Sheet as of December 31, 2021, were as follows:

•
Accounts receivable increased by $15.5 million, excluding the impacts from foreign currency exchange, in 2022 compared with 2021. The increase was primarily due to an increase in weather-related activities within Australia in our International Operations segment, and an increase in the U.S. and Canada in our North America Loss Adjustment segment.
•
Unbilled revenues increased $19.3 million, excluding the impacts from foreign currency exchange. The increase was primarily due to an increase in weather-related activities within Australia in our International Operations segment, and an increase in the U.S. in our North America Loss Adjustment segment due to hurricane Ian.
•
Accounts Payable and Accrued Liabilities decreased $6.0 million, excluding the impacts of business acquisitions and dispositions, as well as the impacts from foreign currency exchange. The decrease was primarily due a payment of $6.5 million on a deferred payroll tax filing in the U.S. as allowed by the CARES Act and $4.2 million lower accrued employee incentive compensation, partially offset by the timing of other payables.

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

As of December 31, 2022, deferred revenues related to lifetime claim handling arrangements approximated $39.4 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 3.3% to an increase of 2.2%, and has averaged an increase of 0.1%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $1.4 million, $1.3 million, and $1.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. If our average claim closing rates for lifetime claims increased by 1.0%, we would have recognized additional revenues of approximately $1.4 million, $1.3 million, and $1.2 million in 2022, 2021 and 2020, respectively.

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

As of December 31, 2022 and 2021, our allowance for expected credit losses totaled $9.1 million and $8.8 million, or approximately 6.2% and 6.1% of gross billed receivables at December 31, 2022 and 2021, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for expected credit losses changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.5 million, $1.4 million, and $1.3 million in 2022, 2021 and 2020, respectively.

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

During the third quarter of 2022, we identified goodwill impairment indicators in our International Operations reporting unit and Crawford Legal Services reporting unit, which are reflected in our International Operations reportable segment, as a result of a reduction in forecasted revenue and earnings, higher interest rates, and a lower Crawford & Company stock price. We also identified goodwill impairment indicators in our North America Loss Adjusting and Platform Solutions reportable segments related to the edjuster Inc. and Praxis Consulting reporting units, respectively, as these reporting units had minimal historical excesses of fair values over their carrying values due to being recent acquisitions, given higher interest rates and a lower Crawford & Company stock price. As a result of these indicators, the Company performed an interim quantitative goodwill impairment test as of August 31, 2022 and recognized a pretax goodwill impairment of $36.8 million. The goodwill impairment charge reduce the carrying value of goodwill in the Company's edjuster Inc. and Praxis Consulting reporting units by $3.4 million and $10.7 million, respectively. Goodwill related to the Company's International Operations and Crawford Legal Services reporting units were fully impaired with charges of $19.6 million and $3.2 million, respectively.

The key assumptions used in estimating the fair value of our reporting units as of August 31, 2022 utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units as of August 31, 2022 range between 15.5% and 18.0%, reflecting the assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA margins, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

During the fourth quarter of 2022, we elected to perform a qualitative assessment of goodwill considering the most recent quantitative assessment performed as of August 31, 2022. Based on the qualitative assessment, no events or circumstances were identified that indicated it was more likely than not that the carrying values of the reporting units exceeded their fair values.

During 2021, we performed our annual goodwill impairment testing. The estimated fair value of each reporting unit tested exceeded its carrying value.

During the first quarter of 2020, we identified a goodwill impairment indicator in our former Crawford Claims Solutions reporting unit as a result of lower operating results and the overall decline in market conditions as a result of the COVID-19 pandemic. As a result, we recognized a goodwill impairment of $17.7 million, reducing the goodwill carrying value of the former Crawford Claims Solutions reporting unit to $0 as of March 31, 2020.

The indefinite-lived intangible assets with carrying values of $30.5 million at December 31, 2022 are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

The values of the trade names are sensitive to changes in the assumptions used above, however the estimated fair value of our material trade name exceeds its carrying value. We will continue to monitor the value of these trade names for potential indicators of impairment.

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

The principal assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2022, the discount rate used to compute the benefit obligations of the U.S. and U.K. defined benefit pension plans were 5.13% and 4.93%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The expected long-term rates of return on plan assets assumption used to determine 2023 net periodic pension cost are estimated to be 6.20% and 5.40% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2022, we revised the mortality assumptions for the U.S. plans to incorporate the new mortality tables issued by the Society of Actuaries, adjusted to reflect Company-specific experience and future expectations. This resulted in a $1.4 million decrease in the projected benefit obligation for the U.S. plans.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect a snapshot of the state of our long-term pension liabilities at the plan measurement date and the effect of mark-to-market accounting on plan assets. At December 31, 2022, we recorded a decrease to equity through other comprehensive income ("OCI") of $11.7 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2022. At December 31, 2021, we recorded an increase to equity through OCI of $1.6 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial gains during 2021. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $256.7 million through December 31, 2022, compared with $251.6 million through December 31, 2021. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense includes $11.8 million of amortization of these actuarial losses in 2023 versus $10.2 million in 2022 and $10.5 million in 2021.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.50%, representing either an increase or decrease in expected returns, the impact to 2022 consolidated pretax income would have been approximately $3.2 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, holding all other assumptions constant, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $10.6 million, and the impact to 2022 consolidated pretax income would have been approximately $0.2 million. Net periodic pension expense is also sensitive to mortality assumptions. If the life expectancy of pension plan participants in our U.S. Qualified Plan was to increase by one year compared to current assumptions, our pension obligations would have changed by $10.0 million and our annual pension cost would have changed by $0.7 million, respectively. If the life expectancy of pension plan participants in our U.K. Plans was to increase by one year compared to current assumptions, our pension obligations would have changed by $5.8 million and our annual pension cost would have changed by $0.6 million, respectively.

We estimate the service and interest components of net periodic benefit cost for U.S. and international pension and other postretirement benefits. This approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine interest costs were 5.05% for the Company’s U.S. plan and 5.06% for the U.K. plans.

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2022, 2021, and 2020 was 467.2%, 30.4%, and 30.7%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Our effective tax rate for financial reporting purposes is expected to range between 33% and 35% in 2023 before considering any unknown discrete items and assuming no changes in tax law or policy in the material jurisdictions in which we operate.

It is possible that future changes in the tax laws of jurisdictions in which we operate, including but not limited to changes in tax law or policy, could have a significant impact on U.S.-based multinational companies such as our Company. At this time, we cannot predict the likelihood or details of any such changes or their specific potential impact on our Company.

Our most significant deferred tax assets are related to the unfunded liability of our defined benefit pension plans and net operating loss ("NOL") carryforwards. The tax deduction for defined benefit pension plans generally occurs upon funding of plan liabilities. Assuming that the estimated minimum funding requirements for the defined benefit pension plans and the income projections are met, the deferred tax asset should be realized.

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $25.5 million valuation allowance on certain net operating loss and tax credit carryforwards in our international and domestic operations. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to the Company. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

The NOL carryforwards for which a valuation allowance is not recorded primarily consists of $3.3 million of state NOL carryforwards generated by our domestic companies.

In order to fully utilize state NOL carryforwards, our domestic operations must generate taxable income prior to the expiration of the carryforwards. After consideration of the four sources of taxable income, we concluded that it was more likely than not that the Company should be able to utilize its state NOL carryforwards in the majority of jurisdictions before expiration. However, there were certain filing groups and jurisdictions that the Company does not expect to fully utilize its state NOL carryforwards before expiration. For those jurisdictions, we concluded that it was not more likely than not that the Company should be able to utilize its state NOL carryforwards and a valuation allowance was recorded. The valuation allowance against state NOL carryforwards was $0.5 million and $0.4 million for the periods ended December 31, 2022 and 2021, respectively.

In order to fully utilize these U.K. NOL carryforwards, our U.K. operations must generate taxable income. In the U.K., NOL carryforwards have an unlimited life. Based on our evaluation of sources of taxable income, we concluded that it is not more likely than not that we will utilize the U.K. NOL carryforwards in the foreseeable future. During 2022 we established a valuation allowance of $14.9 million against unvalued U.K. NOL carryforwards, for a full valuation allowance of $15.9 million against U.K. NOL carryforwards.

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

As of December 31, 2022 and 2021, our estimated liabilities for self-insured risks totaled $24.3 million and $26.2 million, respectively. The estimated liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 4.06% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2022. If the average discount rate was decreased or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated liabilities for these self-insured risks at December 31, 2022 would have been impacted by approximately $0.4 million, resulting in an equivalent increase or decrease to 2022 consolidated pretax income.

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

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in each of our operating segments were 38.3%, 40.2%, and 41.9% of consolidated revenues before reimbursements for 2022, 2021, and 2020, respectively. We do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries. The following table illustrates revenue as a percentage of total revenue for the major currencies of the geographic areas in which Crawford does business:

Year Ended December 31,		2022		2021
(in thousands, except percentages)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$734,264	61.7%	$658,785	59.8%
U.K.	GBP	121,814	10.2%	134,116	12.2%
Canada	CAD	97,766	8.2%	85,338	7.7%
Australia	AUD	94,692	8.0%	85,780	7.8%
Europe	EUR	54,447	4.6%	54,511	4.9%
Rest of World		86,499	7.3%	83,502	7.6%
Total Revenues, before reimbursements		$1,189,482		$1,102,032

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2022 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income (excluding the impact of the 2022 goodwill impairment) during 2022 by approximately $0.6 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, based on Eurocurrency Rate, and alternative reference rate or a Base Rate (as defined), at our option. The Credit Facility defines Eurocurrency Rate to encompass accepted alternative reference rates for certain currencies where a LIBOR rate is no longer quoted. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2022 and December 31, 2021, if market interest rates had increased or decreased an average of 100 basis points our pretax interest expense would have changed by $2.4 million and $1.8 million in 2022 and 2021, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations, holding all other assumptions constant, of our U.S. and U.K. defined benefit pension plans would have changed by approximately $10.6 million at December 31, 2022. The impact of this change to December 31, 2022 consolidated pretax income would have been approximately $0.3 million.

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

Inflation Risk

An increase in inflation could affect our business in several ways. Inflation increases expenses for labor and other operating costs, potentially putting pressure on our profitability if such costs cannot be passed through to our customers. Inflation could also lead to increased costs for losses and loss adjustment expenses in our North America Loss Adjusting and Platform Solutions segments. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and may force governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity or inhibit our revenue growth opportunities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

Year Ended December 31,	2022	2021	2020
Revenues from Services:
Revenues before reimbursements	$1,189,482	$1,102,032	$982,492
Reimbursements	41,744	37,199	33,703
Total Revenues	1,231,226	1,139,231	1,016,195
Costs and Expenses:
Costs of services provided, before reimbursements	883,128	810,231	703,617
Reimbursements	41,744	37,199	33,703
Total costs of services	924,872	847,430	737,320
Selling, general, and administrative expenses	255,750	244,850	218,952
Corporate interest expense, net of interest income of $655, $424 and $264, respectively	10,311	6,559	7,923
Goodwill impairment	36,808	—	17,674
Restructuring and other costs, net	—	—	8,133
Gain on disposition of businesses, net	—	—	(13,763)
Total Costs and Expenses	1,227,741	1,098,839	976,239
Other Income (Loss)	1,561	3,472	(868)
Income Before Income Taxes	5,046	43,864	39,088
Provision for Income Taxes	23,578	13,316	12,013
Net (Loss) Income	(18,532)	30,548	27,075
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests	227	144	1,221
Net (Loss) Income Attributable to Shareholders of Crawford & Company	$(18,305)	$30,692	$28,296
(Loss) Earnings Per Share - Basic:
Class A Common Stock	$(0.37)	$0.58	$0.54
Class B Common Stock	$(0.37)	$0.58	$0.52
(Loss) Earnings Per Share - Diluted:
Class A Common Stock	$(0.37)	$0.57	$0.54
Class B Common Stock	$(0.37)	$0.57	$0.52
Weighted-Average Shares Used to Compute Basic (Loss) Earnings Per Share:
Class A Common Stock	29,196	30,760	30,605
Class B Common Stock	20,113	22,237	22,527
Weighted-Average Shares Used to Compute Diluted (Loss) Earnings Per Share:
Class A Common Stock	29,196	31,743	30,857
Class B Common Stock	20,113	22,237	22,527
Cash Dividends Per Share:
Class A Common Stock	$0.24	$0.24	$0.19
Class B Common Stock	$0.24	$0.24	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

Year Ended December 31,	2022	2021	2020
Net (Loss) Income	$(18,532)	$30,548	$27,075
Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain, net of tax benefit of $0, $0 and $0, respectively	(30,554)	9,024	4,281
Amounts reclassified into net (loss) income for defined benefit pension plans, net of tax provision of $2,675, $2,691, and $2,693, respectively	7,645	7,765	7,959
Net unrealized (loss) gain on defined benefit plans arising during the year, net of tax benefit (provision) of $3,681, $(541), and $1,655, respectively	(11,704)	1,618	(4,966)
Other Comprehensive (Loss) Income	(34,613)	18,407	7,274
Comprehensive (Loss) Income	(53,145)	48,955	34,349
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(40)	152	1,535
Comprehensive (Loss) Income Attributable to Shareholders of Crawford & Company	$(53,185)	$49,107	$35,884

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

December 31,	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$46,007	$53,228
Accounts receivable, less allowance for expected credit losses of $9,322 and $8,768, respectively	141,106	134,458
Unbilled revenues, at estimated billable amounts	126,274	118,722
Income taxes receivable	9,098	4,936
Prepaid expenses and other current assets	28,782	34,576
Total Current Assets	351,267	345,920
Net Property and Equipment	27,809	33,721
Other Assets:
Operating lease right-of-use asset, net	93,334	99,369
Goodwill	76,622	116,526
Intangible assets arising from business acquisitions, net	88,039	97,571
Capitalized software costs, net	82,975	75,802
Deferred income tax assets	19,573	21,266
Other noncurrent assets	51,888	62,464
Total Other Assets	412,431	472,998
TOTAL ASSETS	$791,507	$852,639

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

December 31,	2022	2021
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$27,048	$10,704
Accounts payable	50,847	48,470
Accrued compensation and related costs	79,285	96,018
Self-insured risks	12,614	13,222
Income taxes payable	1,208	1,200
Operating lease liability	22,910	25,238
Other accrued liabilities	56,293	76,884
Deferred revenues	29,282	32,119
Total Current Liabilities	279,487	303,855
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	211,810	164,315
Deferred revenues	24,737	23,786
Accrued pension liabilities	25,914	17,892
Operating lease liability	84,628	88,408
Other noncurrent liabilities	41,553	42,986
Total Noncurrent Liabilities	388,642	337,387
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 28,764 and 30,996 shares issued and outstanding, respectively	28,764	30,996
Class B common stock, $1.00 par value, 50,000 shares authorized; 19,848 and 20,812 shares issued and outstanding, respectively	19,848	20,812
Additional paid-in capital	78,158	74,229
Retained earnings	213,094	266,369
Accumulated other comprehensive loss	(215,321)	(180,441)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	124,543	211,965
Noncontrolling interests	(1,165)	(568)
Total Shareholders' Investment	123,378	211,397
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$791,507	$852,639

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year Ended December 31,	2022	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(18,532)	$30,548	$27,075
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	36,098	40,176	40,111
Goodwill impairment	36,808	—	17,674
Deferred income taxes	7,397	(2,992)	(9,005)
Gain on disposition of businesses, net	—	—	(13,763)
Stock-based compensation costs	4,923	7,585	4,384
(Gain) loss on sale of property and equipment	(1,490)	104	137
Contingent earnout adjustments	2,921	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(15,537)	(5,475)	5,063
Unbilled revenues, net	(19,319)	(9,979)	(3,762)
Accrued or prepaid income taxes	(7,444)	(7,232)	9,311
Accounts payable and accrued liabilities	(5,985)	13,470	31,775
Deferred revenues	(397)	3,562	(1,074)
Accrued retirement costs	(1,366)	(15,478)	(10,790)
Prepaid expenses and other operating activities	9,557	32	(3,958)
Net cash provided by operating activities	27,634	54,321	93,178
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(6,838)	(9,225)	(14,226)
Capitalization of computer software costs	(27,761)	(21,729)	(23,154)
Cash proceeds from sale of property and equipment	3,032	—	—
Payments for business acquisitions, net of cash acquired	(26,309)	(46,398)	(9,983)
Cash proceeds from disposition of business line	—	—	19,968
Proceeds from settlement of life insurance policies	—	6,526	—
Other investing activities	—	—	358
Net cash used in investing activities	(57,876)	(70,826)	(27,037)
Cash Flows from Financing Activities:
Cash dividends paid	(11,842)	(12,663)	(9,645)
Payments related to shares received for withholding taxes under stock-based compensation plans	(704)	(1,411)	(476)
Proceeds from shares purchased under employee stock-based compensation plans	821	1,648	811
Repurchases of common stock	(26,749)	(19,134)	(2,666)
Payments of contingent consideration on acquisitions	(2,118)	(1,544)	—
Payments for equity investments	(600)	(106)	(602)
Increases in short-term and revolving credit facility borrowings	106,481	113,312	108,142
Payments on short-term and revolving credit facility borrowings	(39,025)	(52,306)	(169,675)
Payments on finance lease obligations	(59)	(432)	(62)
Capitalized loan costs	(7)	(2,302)	—
Dividends paid to noncontrolling interests	(258)	(405)	(196)
Net cash provided by (used in) financing activities	25,940	24,657	(74,369)
Effects of exchange rate changes on cash and cash equivalents	(2,742)	881	1,082
(Decrease) increase in Cash, Cash Equivalents, and Restricted Cash	(7,044)	9,033	(7,146)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	53,689	44,656	51,802
Cash, Cash Equivalents, and Restricted Cash at End of Year	$46,645	$53,689	$44,656

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(In thousands)

	Common Stock					Shareholders'
	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Investment Attributable to Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at December 31, 2019	$30,610	$22,671	$63,392	$249,551	$(206,907)	$159,317	$3,250	$162,567
Net income (1)	—	—	—	28,296	—	28,296	1,037	29,333
Other comprehensive income (loss)	—	—	—	—	7,588	7,588	(314)	7,274
Cash dividends paid (Class A - $0.19 per share, Class B - $0.17 per share)	—	—	—	(9,645)	—	(9,645)	—	(9,645)
Stock-based compensation	—	—	4,384	—	—	4,384	—	4,384
Repurchases of common stock	(155)	(161)	—	(2,350)	—	(2,666)	—	(2,666)
Shares issued in connection with stock-based compensation plans, net	392	—	(57)	—	—	335	—	335
Decrease in value of noncontrolling interest due to acquisition	—	—	(526)	—	576	50	(151)	(101)
Increase in value of noncontrolling interest due to disposition	—	—	—	—	(113)	(113)	(3,637)	(3,750)
Adoption of Topic 326	—	—	—	(607)	—	(607)	—	(607)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Balance at December 31, 2020	30,847	22,510	67,193	265,245	(198,856)	186,939	(11)	186,928
Net income	—	—	—	30,692	—	30,692	(144)	30,548
Other comprehensive income (loss)	—	—	—	—	18,415	18,415	(8)	18,407
Cash dividends paid (Class A - $0.24 per share, Class B - $0.24 per share)	—	—	—	(12,663)	—	(12,663)	—	(12,663)
Stock-based compensation	—	—	7,585	—	—	7,585	—	7,585
Repurchases of common stock	(531)	(1,698)	—	(16,905)	—	(19,134)	—	(19,134)
Shares issued in connection with stock-based compensation plans, net	680	—	(443)	—	—	237	—	237
Decrease in value of noncontrolling interest due to acquisition	—	—	(106)	—	—	(106)	—	(106)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(405)	(405)
Balance at December 31, 2021	30,996	20,812	74,229	266,369	(180,441)	211,965	(568)	211,397
Net loss	—	—	—	(18,305)	—	(18,305)	(227)	(18,532)
Other comprehensive (loss) income	—	—	—	—	(34,880)	(34,880)	267	(34,613)
Cash dividends paid (Class A - $0.24 per share, Class B - $0.24 per share)	—	—	—	(11,842)	—	(11,842)	—	(11,842)
Stock-based compensation	—	—	4,923	—	—	4,923	—	4,923
Repurchases of common stock	(2,657)	(964)	—	(23,128)	—	(26,749)	—	(26,749)
Shares issued in connection with stock-based compensation plans, net	425	—	(308)	—	—	117	—	117
Decrease in value of noncontrolling interest due to acquisition	—	—	(686)	—	—	(686)	(379)	(1,065)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(258)	(258)
Balance at December 31, 2022	$28,764	$19,848	$78,158	$213,094	$(215,321)	$124,543	$(1,165)	$123,378

The accompanying notes are an integral part of these consolidated financial statements.

(1) The total net income presented in the consolidated statement of shareholders' investment for the year ended December 31, 2020 excludes $2,258 in net loss attributable to the redeemable noncontrolling interests.

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

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2022, 2021, and 2020 consolidated financial statements include the financial position of such operations as of October 31, 2022 and 2021, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2022, 2021, and 2020, respectively.

The Company has controlling ownership interests in several entities that are not wholly-owned by the Company. The financial results and financial positions of these controlled entities are included in the Company's consolidated financial statements, including the controlling interests and noncontrolling interests. The noncontrolling interests represent the equity interests in these entities that are not attributable, either directly or indirectly, to the Company. On the Company's Consolidated Statements of Operations, net income or loss is separately attributed to the controlling interests and noncontrolling interests and redeemable noncontrolling interests.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2022 and 2021, the liabilities of this deferred compensation plan were $6,395,000 and $7,060,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,083,000 and $9,925,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company has not applied for governmental loans from the CARES Act or any other governmental programs to support the Company’s U.S. operations. The Company took advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits during 2020. The Company deferred payroll tax filings of $13,000,000 in 2020 as allowed by the CARES Act, and paid $6,500,000 of that deferred total in both 2021 and 2022. No deferred payroll tax liability remains as of December 31, 2022.

The Canadian government enacted the Canada Emergency Wage Subsidy (“CEWS”) in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in 2020 and 2021. The wage subsidy is included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on the Consolidated Statements of Operations, depending on the location of the employees, and is recorded as a reduction of compensation expense. In 2021 and 2020, the Company recognized $5,850,000 and $13,830,000, respectively, as a reduction of compensation expense as a result of this subsidy. The Company did not recognize any CEWS benefits in 2022 and no additional benefits are expected.

Reportable Segment Change

As described in Note 13, in January 2022, the Company reorganized its global service line structure to consist of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. Certain prior year amounts among the Company's reportable segments have been reclassified to conform to the current presentation. These reclassifications had no effect on the Company's reported consolidated results.

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

The Company's North America Loss Adjusting segment generates revenue for claims management and adjusting services to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. The Company's International Operations segment generates revenue in a similar manner as North America Loss Adjusting in the UK, Europe, Australia, Asia and Latin America. This segment also includes Legal Services, which generates revenues for services provided to insurance companies. The Company's Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines. The Company's Platform Solutions segment principally generates revenues through its Contractor Connection, Networks and Subrogation service lines. The Contractor Connection service line generates revenue through its independently managed contractor network, with approximately 6,000 credentialed residential and commercial contractors. See Note 2, “Revenue Recognition” for further discussion on the Company’s revenue recognition policies.

Intersegment sales are recorded at cost and are not material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2022 and December 31, 2021, cash and cash equivalents included time deposits of approximately $443,000 and $1,054,000, respectively, that were in financial institutions outside the U.S.

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

Year Ended December 31,	2022	2021	2020
	(In thousands)
Cash and cash equivalents	$46,007	$53,228	$44,656
Restricted cash within prepaid expenses and other current assets	638	461	—
Total cash, cash equivalents and restricted cash	$46,645	$53,689	$44,656

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

A summary of the activities in the allowance for expected credit losses for the years ended December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
	(In thousands)
Allowance for credit losses, January 1	$8,768	$9,464	$9,348
Add/ (Deduct):
Adoption of Topic 326	—	—	(464)
Provision for bad debt expense	1,647	448	1,504
Write-offs, net of recoveries	(528)	(958)	(908)
Adjustments for business acquisitions and dispositions	—	(110)	(111)
Currency translation and other changes	(565)	(76)	95
Allowance for credit losses, December 31	$9,322	$8,768	$9,464

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

The Company has the option to perform a qualitative assessment of goodwill prior to completing the quantitative analysis described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If the Company concludes that this is the case, it performs the quantitative analysis above.

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Leasehold improvements	7-15 years

Property and equipment, including assets under finance leases, consisted of the following at December 31, 2022 and 2021:

December 31,	2022	2021
	(In thousands)
Leasehold improvements	$29,604	$32,053
Furniture and fixtures	23,399	26,196
Data processing equipment	52,285	55,058
Automobiles	243	271
Total property and equipment	105,531	113,578
Less accumulated depreciation	(77,722)	(79,857)
Net property and equipment	$27,809	$33,721

At December 31, 2021, an office building in Canada and related property and equipment with a net carrying value of $1,209,000 was classified as held for sale. This group of assets was included as part of "Prepaid expenses and other current assets" within the Consolidated Balance Sheets as of December 31, 2021, and subsequently sold in 2022 for a pretax gain of $1,800,000.

Depreciation on property and equipment, including property under finance leases and amortization of leasehold improvements, was $11,941,000, $12,481,000, and $11,750,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Capitalized Software

Capitalized software costs reflect costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software development, purchases and related services. These capitalized software costs are typically amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $16,320,000, $16,667,000, and $16,709,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Self-Insured Risks

The Company self-insures certain risks consisting primarily of professional liability, auto liability, and employee medical, disability, and workers' compensation liability. Insurance coverage is obtained for catastrophic property and casualty exposures, including professional liability on a claims-made basis, and those risks required to be insured by law or contract. Most of these self-insured risks are in the U.S. Provisions for claims under the self-insured programs are made based on the Company's estimates of the aggregate liabilities for claims incurred, including estimated legal fees, losses that have occurred but have not been reported to the Company, and for adverse developments on reported losses. The estimated liabilities are calculated based on historical claims experience, the expected lives of the claims, and other factors considered relevant by management. Changes in these estimates may occur as additional information becomes available. The Company believes its provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. The estimated liabilities for claims incurred under the Company's self-insured workers' compensation and employee disability programs are discounted at the prevailing risk-free interest rate for U.S. government securities of an appropriate duration. All other self-insured liabilities are undiscounted. At December 31, 2022 and 2021, accrued liabilities for self-insured risks totaled $24,270,000 and $26,226,000, respectively, including current liabilities of $12,614,000 and $13,222,000, respectively. The noncurrent liabilities are included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets.

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

Foreign Currency

Monetary assets and liabilities denominated in a currency that is different from a reporting entity's functional currency must be remeasured from the applicable currency to the reporting entity's functional currency. The effects of the remeasurement of these assets and liabilities are recognized in the line item "Other Income (Loss)" in the Company's Consolidated Statements of Operations. For operations outside the U.S. whose functional currency is other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments, on a net basis, are included in "Other Comprehensive (Loss) Income" in the Company's Consolidated Statements of Comprehensive (Loss) Income, and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets.

Foreign currency transactions for the years ended December 31, 2022, 2021 and 2020 resulted in net losses of $1,259,000, $515,000 and $219,000, respectively.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $1,939,000, $877,000, and $990,000, respectively, for the years ended December 31, 2022, 2021 and 2020.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the years ended December 31, 2022 and 2021:

	(In thousands)
Year Ended December 31,	2022	2021
U.S.	$176,989	$158,451
Canada	97,766	85,338
Total North America Loss Adjusting Revenues before Reimbursements	$274,755	$243,789

The following table presents International Operations revenues before reimbursements disaggregated by geography for the years ended December 31, 2022 and 2021:

	(In thousands)
Year Ended December 31,	2022	2021
UK	$114,327	$122,791
Europe	89,777	88,985
Australia	85,651	77,255
Asia	21,652	18,870
Latin America	24,168	23,209
International Loss Adjusting	335,575	331,110

UK	7,487	11,325
Australia	9,041	8,525
Latin America	5,349	6,949
Crawford Legal Services	21,877	26,799
Total International Operations Revenues before Reimbursements	$357,452	$357,909

The Company's Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of the claims management services to its customer. Broadspire also provides claims management services on a monthly basis for which revenue is recognized over time monthly based on claims received and staff required to complete our claim handling obligations. Broadspire also provides Risk Management Information Services and Account Administration Services. For these non-claim services provided in our Claims Management service line, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.

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

The Medical Management service line offers case managers who provide administration services by proactively managing medical treatment plans for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for Medical Management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Medical Management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. This method of revenue recognition is the most accurate depiction of the transfer of the Medical Management service to the customer. Medical bill review services provide an analysis of medical charges for clients’ claims to identify opportunities for savings. The Company also provides medical bill review services. Medical bill review services revenues are recognized over time as control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer.

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the years ended December 31, 2022 and 2021:

	(In thousands)
Year Ended December 31,	2022	2021
Claims Management	$160,039	$151,342
Medical Management	153,525	149,693
Total Broadspire Revenues before Reimbursements	$313,564	$301,035

The Company's Platform Solutions segment principally generates revenues through its Contractor Connection, Networks and Subrogation service lines.

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the years ended December 31, 2022 and 2021:

	(In thousands)
Year Ended December 31,	2022	2021
Contractor Connection	$66,236	$70,249
Networks	156,159	124,728
Subrogation	21,316	4,322
Total Platform Solutions Revenues before Reimbursements	$243,711	$199,299

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

Arrangements with Multiple Performance Obligations

For claims management services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company sells multiple types of claims processing and different levels of processing depending on the complexity of the claims. The Company typically provides a menu of offerings from which the customer chooses to purchase at their option. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is consistent for each service irrespective of the other services or quantities requested by the customer. For example, if the Company provides claims processing for both auto and general liability, those services are priced and delivered independently. These additional services represent optional purchases of additional claims management services and do not represent arrangements with multiple performance obligations.

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

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivables, contract assets (reported as unbilled revenues at estimated billable amounts) and contract liabilities (reported as deferred revenues) on the Company’s Consolidated Balance Sheets. Unbilled revenues are a contract asset for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that we expect and are entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. As of December 31, 2022, deferred revenues related to lifetime claim handling arrangements approximated $39,427,000. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and makes adjustments to deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2022 and the significant activity affecting deferred revenues during the year ended December 31, 2022:

(In Thousands)
Deferred Revenue
Balance at January 1, 2022	$55,905
Annual additions	74,355
Revenue recognized from prior periods	(34,706)
Revenue recognized from current year additions	(41,535)
Balance as of December 31, 2022	$54,019

Remaining Performance Obligations

As of December 31, 2022, the Company had $90,433,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claim processing has not yet occurred. The Company expects to recognize approximately 66% of our remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

The acquisition was funded primarily through additional borrowings under the Company's credit facility. The purchase price included an initial cash payment of $11,583,000 and a maximum of $11,700,000 payable over the next six years based on achievement of certain EBITDA performance goals as set forth in the purchase agreement. The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $5,808,000. At December 31, 2022, there were no material changes in the range of expected outcomes or the fair value of the contingent consideration from the acquisition date.

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

Final acquisition accounting for this acquisition was completed as of December 31, 2021. Adjustments recorded during the year ended December 31, 2021 included an additional goodwill and deferred tax liability of $2,237,000. The financial results of certain of the Company’s international subsidiaries, including Crawford Carvallo, are included in the Company’s consolidated financial statements on a two-month delayed basis.

HBA Group Acquisition

On November 1, 2020, the Company acquired 100% of HBA Group and its subsidiaries ("HBA") in Australia. HBA is a legal services provider that complements the Company’s International Operations segment in Australia.

The acquisition was funded primarily through additional borrowings under the Company's credit facility. The purchase price included an initial cash payment of $4,026,000 and a maximum of $3,200,000 payable over four years based on achievement of certain revenue and EBITDA performance goals as set forth in the purchase agreement. The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired, and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,409,000. At December 31, 2022, there were no material changes in the range of expected outcomes or the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

The preliminary acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,437,000. At December 31, 2022, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangibles and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, royalty rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Final acquisition accounting for this acquisition was completed as of September 30, 2022.

Praxis Consulting Acquisition

On October 1, 2021, the Company acquired the assets of Praxis Consulting ("Praxis"), an established subrogation claims service provider in the U.S. The acquisition allows the Company to expand its footprint in the U.S. subrogation claims market.

The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included a cash payment of $21,544,000, a working capital adjustment payable of $735,000, a deferred cash payment of $20,000,000 which was paid in February 2022, and an earn-out potential up to $10,000,000 based on the achievement of certain revenue performance goals over two one-year periods, beginning February 2022. The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. The fair value of the contingent consideration payable increased to $7,943,000 at December 31, 2022 from $4,068,000 at the acquisition date based on revised internal revenue forecasts. Accordingly, the Company recognized $3,875,000 from changes in the fair value of contingent consideration related to this acquisition in "Selling, general, and administrative expenses" on the Consolidated Statement of Operations during the year ended December 31, 2022. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Goodwill is attributable to the synergies of the work force in place and business resources as a result of the combination of the companies. The Company expects that goodwill attributable to the acquisition will be deductible for tax purposes.

Final acquisition accounting for this acquisition was completed as of December 31, 2022.

BosBoon Expertise Group B.V. Acquisition

On October 1, 2021, the Company acquired BosBoon Expertise Group B.V. ("BosBoon"), a specialist loss adjusting company based in the Netherlands. The acquisition supports the Company's strategic aim of strengthening its expertise in all key territories in which it operates. BosBoon offers a specialist range of loss adjusting services which were added to the existing loss adjusting proposition in the Netherlands.

The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included an initial cash payment of $2,066,000, net of working capital adjustments, and an earn-out potential up to $1,854,000 based on the achievement of EBITDA performance goals and other nonfinancial milestones over two one-year periods, beginning January 2022.

The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $568,000. At December 31, 2022, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Final acquisition accounting for this acquisition was completed as of December 31, 2022.

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

The acquisition accounting is based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $1,342,000. At December 31, 2022, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

The financial results of certain of the Company’s international subsidiaries, including BosBoon and Van Dijk, are included in the Company’s consolidated financial statements on a two-month delayed basis. Van Dijk reported $1,400,000 of revenue in the International Operations segment for the year ended December 31, 2022 since the date of acquisition.

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of acquisition date are presented in the following table:

	HBA Group	edjuster Inc.	Praxis Consulting	BosBoon Expertise Group B.V.	R.P. van Dijk B.V.
	November 1, 2020	August 23, 2021	October 1, 2021	October 1, 2021	April 1, 2022
	(In thousands)
Tangible assets
Cash and cash equivalents	$240	$1,723	$—	$—	$—
Accounts receivable	1,081	1,518	119	469	—
Unbilled revenues	598	1,531	—	597	509
Right-of-use lease assets	1,502	418	430	586	—
Other assets	205	1,520	316	75	231
Total tangible assets	3,626	6,710	865	1,727	740
Intangible assets
Customer relationships	1,574	5,346	20,000	1,384	3,215
Developed technology	—	2,673	1,500	—	—
Non-compete agreements	—	157	225	346	347
Tradenames	—	1,101	2,125	—	—
Goodwill	5,406	12,881	26,195	1,571	1,423
Total intangible assets	6,980	22,158	50,045	3,301	4,985
Total assets acquired	10,606	28,868	50,910	5,028	5,725

Liabilities assumed
Current liabilities	2,532	2,066	4,133	1,430	70
Operating lease liabilities	1,502	418	430	586	—
Tax liabilities	137	2,639	—	378	—
Total liabilities assumed	4,171	5,123	4,563	2,394	70

Net assets acquired	$6,435	$23,745	$46,347	$2,634	$5,655

Purchase price (cash)	$4,026	$20,875	$21,544	$2,066	$4,313
Deferred purchase consideration payable	—	433	20,735	—	—
Fair value of contingent consideration	2,409	2,437	4,068	568	1,342
Fair value of total consideration transferred	$6,435	$23,745	$46,347	$2,634	$5,655

Acquired intangible assets include customer relationships, tradenames and developed technologies. Intangible assets were valued using the multi-period excess earnings or the relief-from-royalty methods, both are forms of the income approach which utilizes a forecast of future cash flows generated from the use of each asset. The following table shows the preliminary fair values assigned to identifiable intangible assets acquired as part of the acquisitions above:

	Fair Value	Weighted-Average Amortization Period (Years)
	(In thousands)
Amortizable tangible assets
Customer relationships	$31,519	14
Developed technology	4,173	9
Non-compete agreements	1,075	5
Tradenames	3,226	10
Total amortizable intangible assets	$39,993

4. Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021:

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Balance at December 31, 2020:
Goodwill	$73,163	$81,610	$108,707	$39,229	$302,709
Accumulated impairment losses	(68,261)	(58,987)	(100,437)	(8,487)	(236,172)
Net goodwill	$4,902	$22,623	$8,270	$30,742	$66,537
2021 Activity:
Goodwill of acquired businesses	$14,371	$2,310	$3,934	$26,195	$46,810
Adjustments to prior acquisitions	1,074	430	733	-	2,237
Foreign currency effects	358	452	-	132	942
Balance at December 31, 2021:
Goodwill	$88,966	$84,802	$113,374	$65,556	$352,698
Accumulated impairment losses	(68,261)	(58,987)	(100,437)	(8,487)	(236,172)
Net goodwill	$20,705	$25,815	$12,937	$57,069	$116,526
2022 Activity:
Goodwill of acquired businesses	$-	$1,423	$-	$-	$1,423
Adjustments to prior acquisitions	-	(828)	-	-	(828)
Impairment of goodwill	(3,365)	(22,792)	-	(10,651)	(36,808)
Foreign currency effects	(73)	(3,618)	-	-	(3,691)
Balance at December 31, 2022:
Goodwill	$88,893	$81,779	$113,374	$65,556	$349,602
Accumulated impairment losses	$(71,626)	$(81,779)	$(100,437)	$(19,138)	$(272,980)
Net goodwill	$17,267	$-	$12,937	$46,418	$76,622

In accordance with the accounting guidance, the Company performed a goodwill impairment assessment immediately before and after the January 1, 2022 change in operating segments, neither of which resulted in any additional impairment charges.

During the second quarter of 2022, the Company identified a goodwill impairment indicator in its International Operations reporting unit as a result of lower operating results compared with forecast. The Company performed an interim quantitative goodwill impairment test and determined no goodwill impairment existed.

During the third quarter of 2022, the Company identified goodwill impairment indicators in its International Operations reporting unit and Crawford Legal Services reporting unit, which are reflected in its International Operations reportable segment, as a result of a reduction in forecasted revenue and earnings, higher interest rates, and a lower Crawford & Company stock price. The Company also identified goodwill impairment indicators in its North America Loss Adjusting and Platform Solutions reportable segments related to the edjuster Inc. and Praxis Consulting reporting units, respectively, as these reporting units had minimal historical excesses of fair values over their carrying values due to being recent acquisitions, given higher interest rates and a lower Crawford & Company stock price. As a result of these indicators, the Company performed an interim quantitative goodwill impairment test as of August 31, 2022 and recognized a non-cash pretax goodwill impairment of $36,808,000. The goodwill impairment charge reduced the carrying value of goodwill in the Company's edjuster Inc. and Praxis Consulting reporting units by $3,366,000 and $10,650,000, respectively. Goodwill related to the Company's International Operations and Crawford Legal Services reporting units were fully impaired with charges of $19,640,000 and $3,152,000, respectively.

The key assumptions used in estimating the fair value of its reporting units as of August 31, 2022 utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of its reporting units as of August 31, 2022 range between 15.5% and 18.0%, reflecting the assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA margins, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

During the fourth quarter of 2022, for purposes of its October 1 annual impairment test, the Company elected to perform a qualitative assessment of goodwill considering the most recent quantitative assessment performed as of August 31, 2022. Based on the qualitative assessment, no events or circumstances were identified that indicated it was more likely than not that the carrying values of the reporting units exceeded their fair values.

During 2021, the Company performed its goodwill impairment testing. The estimated fair value of each reporting unit tested exceeded its carrying value.

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2022 and 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period
	(In thousands, except years)
December 31, 2022:
Customer relationships	$157,463	$(113,085)	$44,378	9.7 years
Technology-based	21,905	(13,169)	8,736	5.4 years
Trade name	5,840	(2,437)	3,403	5.8 years
Other	6,759	(5,772)	987	3.9 years
Total	$191,967	$(134,463)	$57,504	7.6 years
December 31, 2021:
Customer relationships	$160,652	$(111,176)	$49,477	9.4 years
Technology-based	22,293	(11,552)	10,741	5.4 years
Trade name	6,393	(2,187)	4,206	7.0 years
Other	7,944	(5,706)	2,238	4.6 years
Total	$197,283	$(130,620)	$66,663	6.7 years

Amortization of finite-lived intangible assets was $7,836,000, $11,029,000, and $11,653,000 for the years ended December 31, 2022, 2021, and 2020, respectively. These amortization expenses were excluded from segment operating earnings (see Note 13, "Segment and Geographic Information"). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 20 years.

At December 31, 2022, annual estimated aggregate amortization expense for intangible assets subject to amortization for the next five years is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2023	$7,445
2024	7,152
2025	6,980
2026	6,807
2027	5,279

The following is a summary of indefinite-lived intangible assets at December 31, 2022 and 2021:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2022:
Trade names	$32,608	$(2,072)	$30,536
December 31, 2021:
Trade names	$32,608	$(1,656)	$30,952

5. Short-Term and Long-Term Debt, Including Finance Leases

Long-term debt consisted of the following at December 31, 2022 and 2021:

December 31,	2022	2021
	(In thousands)
Credit Facility	$238,604	$174,594
Finance lease and other obligations	254	425
Total long-term debt and finance leases	238,858	175,019
Less: portion of Credit Facility classified as short-term	(26,966)	(10,616)
Less: current installments of finance leases and other obligations	(82)	(88)
Total long-term debt and finance leases, less current installments	$211,810	$164,315

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

The Credit Facility consists of a $450,000,000 revolving credit facility, with a letter of credit sub-commitment of $125,000,000. The Credit Facility contains sublimits of $250,000,000 for borrowings by the U.K. Borrower, $125,000,000 for borrowings by the Canadian Borrower, and $75,000,000 for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 5, 2026. Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies.

Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or a Eurocurrency Rate or an alternative reference rate, in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies may bear interest based on alternative reference rate. The Credit Facility defines Benchmark Replacement to encompass accepted alternative reference rates when the London Interbank Offered Rate (“LIBOR”) is no longer quoted. The Credit Facility defines alternative reference rates for non-U.S. Dollar currencies as Alternative Currency Term Rates or Alternative Currency Daily Rates. The interest margin for Eurocurrency Rate or alternative reference rate loans ranges from 1.00% to 1.625% and for Base Rate loans ranges from 0.00% to 0.625%. Base Rate is defined as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (c) the Eurocurrency rate plus 1.00%, subject to interest rate floors, with a minimum rate of zero. The weighted average interest rates under our Credit Facility were 3.3%, 2.2%, and 2.8% for the years ending December 31, 2022, 2021, and 2020, respectively.

At December 31, 2022, a total of $211,810,000 was outstanding and there was an undrawn amount of $8,777,000 under the letters of credit sub-commitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit sub-commitment, the available borrowing capacity under the Credit Facility totaled $205,235,000 at December 31, 2022.

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

At December 31, 2022, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $26,966,000 and $10,616,000 at December 31, 2022 and 2021, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2022 in 2023.

The Company's finance leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $10,966,000, $6,983,000, and $8,187,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Interest paid on the Company's short-term and long-term borrowings was $9,500,000, $5,631,000, and $7,152,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Principal repayments of long-term debt, including current portions, finance leases and other obligations, as of December 31, 2022 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

	Long-term Debt	Finance Lease and Other Obligations	Total
Year Ending December 31,	(In thousands)
2023	$26,966	$82	$27,048
2024	—	165	165
2025	—	7	7
2026	211,638	—	211,638
2027	—	—	—
Total	$238,604	$254	$238,858

6. Lease Commitments

The Company determines if an arrangement is a lease at inception. The Company's and its subsidiaries' leases include office space, computer equipment, and automobiles under operating and finance leases. These lease agreements have remaining lease terms of 1 to 10 years. Some of these lease agreements include options to extend the leases for up to 6 years, options to terminate the leases within 1 year, rental escalation clauses and periodic adjustments for inflation, all of which are considered in the determination of lease payments. These lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For leases with terms greater than 12 months, the Company records the related right-of-use asset and lease liability at the present value of the fixed lease payments over the term. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability. The Company does not separate non-lease components from lease components and instead accounts for each as a single lease component for all classes of its assets. The Company applies a portfolio approach to effectively account for the right-of-use asset and lease liability for certain equipment leases.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

The Company's finance leases are not material as of the year ended December 31, 2022 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	December 31, 2022	December 31, 2021
Assets:
Operating lease	Operating lease right-of-use assets, net	$93,334	$99,369
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	22,910	25,238
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	84,628	88,408
Total operating lease liabilities		$107,538	$113,646

Weighted-Average Remaining Lease Term		5.64 years	6.16 years
Weighted-Average Discount Rate		5.4%	5.1%

The components of operating lease costs within the Company's Consolidated Statements of Operations consisted of the following:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Operating lease cost	$31,860	$38,492
Variable lease cost	8,438	5,177
Sublease income	167	3,875

Supplemental cash flow information related to operating leases were as follows:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$31,820	$40,251

Right-of-use assets obtained in exchange for lease obligations	$27,389	$22,168

Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	December 31, 2022
2023	$28,023
2024	24,670
2025	18,989
2026	15,317
2027	11,891
Thereafter	26,515
Total undiscounted lease payments	125,405
Less imputed interest	(17,867)
Present value of future lease payments	$107,538

The Company has entered into operating lease agreements that have not yet commenced as of December 31, 2022 with legally binding minimum lease payments of $2,155,457. The leases are expected to commence during the three months ended March 31, 2023, and have lease terms of 5 years.

7. Income Taxes

Income before income taxes consisted of the following:

Year Ended December 31,	2022	2021	2020
	(In thousands)
U.S.	$39,297	$39,569	$(1,029)
Foreign	(34,251)	4,295	40,117
Income before income taxes	$5,046	$43,864	$39,088

The provision for income taxes consisted of the following:

Year Ended December 31,	2022	2021	2020
	(In thousands)
Current:
U.S. federal and state	$12,336	$11,070	$12,561
Foreign	3,845	5,238	8,457
Deferred:
U.S. federal and state	(1,523)	(126)	(8,870)
Foreign	8,920	(2,866)	(135)
Provision for income taxes	$23,578	$13,316	$12,013

Net cash payments for income taxes were $20,866,000, $24,936,000, and $12,216,000 in 2022, 2021, and 2020, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 21% in 2022, 2021, and 2020, as follows:

Year Ended December 31,	2022	2021	2020
	(In thousands)
Federal income taxes at statutory rate	$1,060	$9,211	$8,208
State income taxes, net of federal benefit	3,087	2,310	325
Goodwill impairment	4,221	—	2,322
Foreign taxes	3,232	2,896	3,328
Change in valuation allowance	11,611	(1,185)	(374)
Research and development credits	(400)	(436)	(1,001)
Foreign tax credits	(492)	(1,083)	(1,150)
Nondeductible meals and entertainment	439	254	377
Change in permanent reinvestment assertion	320	627	776
Disposals and liquidations of businesses	188	—	(935)
Global intangible low-tax income, net of credits	—	531	(54)
Foreign-derived intangible income deduction	(189)	(94)	(115)
Tax rate changes	(36)	(431)	(359)
Other	537	716	665
Provision for income taxes	$23,578	$13,316	$12,013

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

The Company’s effective income tax rate in 2022 was impacted by the goodwill impairment and change in valuation allowances for certain foreign jurisdictions, primarily the U.K. The Company’s effective income tax rate in 2021 was impacted by enacted foreign tax rate changes, change in valuation allowances for certain jurisdictions, and deferred taxes attributable to certain undistributed foreign earnings that are no longer permanently reinvested. The Company's effective income tax rate in 2020 was impacted by goodwill impairment charges, disposals and liquidations of businesses, and deferred taxes attributable to undistributed foreign earnings that are no longer permanently reinvested.

The Company maintained its permanent reinvestment position on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. Beyond these earnings the Company has not changed the reinvestment assertion on its undistributed earnings or other outside basis differences of its remaining foreign subsidiaries. Excluding the operations that are not permanently reinvested, no additional income or withholding taxes have been provided for indefinitely reinvested undistributed foreign earnings, other than those previously taxed nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company has estimated that it has book over tax basis differences of approximately $70,937,000. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

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

Deferred income taxes consisted of the following at December 31, 2022 and 2021:

	2022	2021
	(In thousands)
Accounts receivable allowance	$2,672	$1,386
Accrued compensation	11,256	16,182
Accrued pension liabilities	1,878	—
Self-insured risks	4,252	5,280
Deferred revenues	5,114	5,045
Interest	2,684	2,907
Tax credit carryforwards	1,285	3,326
Loss carryforwards	29,362	28,122
Lease liability	27,445	28,547
Other	1,755	2,218
Gross deferred income tax assets	87,703	93,013
Unbilled revenues	8,944	6,290
Accrued pension liabilities	—	2,491
Repatriated earnings	1,120	937
Depreciation and amortization	19,042	27,593
Lease right-of-use asset	23,687	24,958
Gross deferred income tax liabilities	52,793	62,269
Net deferred income tax assets before valuation allowances	34,910	30,744
Valuation allowance	(23,295)	(14,114)
Net deferred income tax assets	$11,615	$16,630
Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term deferred income tax assets included in "Deferred income tax assets"	19,573	21,266
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(7,958)	(4,636)
Net deferred income tax assets	$11,615	$16,630

At December 31, 2022, the Company had deferred tax assets related to loss carryforwards of $29,481,000, before netting of unrecognized tax benefits of $131,000. An estimated $23,906,000 of the deferred tax assets will not expire, and $5,575,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2022, 2021, and 2020.

	2022	2021	2020
	(In thousands)
Balance, beginning of year	$14,114	$16,579	$28,128
Other changes	9,181	(2,465)	(11,549)
Balance, end of year	$23,295	$14,114	$16,579

Changes to the valuation allowance for the year ended December 31, 2022 were primarily due to establishments for U.K. deferred tax attributes and losses in certain of the Company's international operations, net of anticipated expiration of certain foreign tax credits after consideration of the four sources of taxable income. Changes to the valuation allowance for the year ended December 31, 2021 were primarily due to anticipated expiration of certain foreign tax credits after consideration of the four sources of taxable income and losses in certain of the Company's international operations, net of releases for certain state NOLs. Changes to the valuation allowance for the year ended December 31, 2020 were primarily due to anticipated expiration of certain foreign tax credits after consideration of the four sources of taxable income and disposals and liquidations of businesses, net of losses in certain of the Company’s international operations.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2019	$5,287
Additions for tax provisions related to the current year	92
Additions for tax positions related to prior years	2
Reductions for tax positions related to prior years	(505)
Reductions for settlements	(516)
Lapses of applicable statutes of limitation	(582)
Balance at December 31, 2020	$3,778
Reductions for tax positions related to prior years	(11)
Reductions for settlements	(21)
Currency translation adjustment	4
Balance at December 31, 2021	$3,750
Reductions for tax positions related to prior years	(97)
Balance at December 31, 2022	$3,653

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2022, 2021, and 2020, was $160,000, $119,000, and $107,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2022, 2021, and 2020 were $685,000, $669,000, and $713,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business in a number of countries and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing jurisdictions throughout the world, including Canada, the U.K., and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2012.

Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

The Company expects $292,000 of reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.
8. Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company's defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company's defined benefit pension plans.

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $27,599,000, $25,595,000, and $23,641,000 in 2022, 2021, and 2020, respectively.

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

The Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Qualified Plan. Required contributions may be triggered in future years as the impact of the BBA2015 pension funding reform is phased out. The Company made voluntary contributions of $0 and $9,000,000 to the U.S. Qualified Plan in 2022 and 2021, respectively. Currently, the Company does not plan to make any discretionary contributions to the U.S. Qualified Plan or the U.K. Plans in 2023.

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

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2022 and 2021:

December 31,	2022	2021
	(In thousands)
Projected benefit obligations	$331,099	$448,487
Fair value of plans' assets	302,854	427,670

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2022 and 2021:

December 31,	2022	2021
	(In thousands)
Projected benefit obligations	$154,474	$281,828
Fair value of plans' assets	174,874	312,119

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

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2022	2021
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$730,315	$761,473
Service cost	1,219	1,208
Interest cost	12,903	11,321
Employee contributions	22	36
Actuarial gain	(160,945)	(10,034)
Plan settlements	(1,780)	(249)
Plan amendments	—	(1,663)
Benefits paid	(44,566)	(48,465)
Foreign currency effects	(51,595)	16,688
End of measurement period	485,573	730,315
Fair Value of Plans' Assets:
Beginning of measurement period	739,789	741,191
Actual return on plans' assets	(161,284)	18,490
Employer contributions	1,506	9,892
Employee contributions	22	36
Plan settlements	(1,659)	(249)
Benefits paid	(44,566)	(48,465)
Foreign currency effects	(56,080)	18,894
End of measurement period	477,728	739,789
(Unfunded)/Overfunded Status	$(7,845)	$9,474

Due to the frozen status of the U.S. Qualified Plan and the closed status of the U.K. Plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The funded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2022	2021
	(In thousands)
U.S. Qualified Plan	$24,311	$15,181
Other international plans	1,602	2,710
Subtotal, included in "Accrued pension liabilities"	25,913	17,891
U.K. prepaid pension asset included in "Other noncurrent assets"	(20,401)	(30,291)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	233	293
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	2,100	2,633
Total underfunded/(overfunded) status	$7,845	$(9,474)
Accumulated other comprehensive loss, before income taxes	$(256,695)	$(251,629)

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

The following tables set forth the changes in accumulated other comprehensive loss during 2022 and 2021 for the Company's defined benefit retirement plans on a combined basis:

Defined Benefit Pension Plans
(In thousands)
Net unrecognized actuarial loss, December 31, 2020	$(264,244)
Amortization of net loss	10,455
Net gain arising during the year	4,939
Currency translation	(2,779)
Net unrecognized actuarial loss, December 31, 2021	(251,629)
Amortization of net loss	10,320
Net loss arising during the year	(24,939)
Currency translation	9,553
Net unrecognized actuarial loss, December 31, 2022	$(256,695)

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2023 for the U.S. and U.K. defined benefit pension plans are $11,850,000 ($8,782,000 net of tax).

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

Net periodic benefit (credit) cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 included the following components:

Year Ended December 31,	2022	2021	2020
	(In thousands)
Service cost	$1,219	$1,208	$1,295
Interest cost	12,903	11,321	16,643
Expected return on assets	(24,600)	(25,248)	(28,016)
Amortization of actuarial loss	10,198	10,455	10,804
Net periodic benefit (credit) cost	$(280)	$(2,264)	$726

Benefit cost for the U.S. Qualified Plan does not include service cost since the plan is frozen. For the years ended December 31, 2022, 2021 and 2020, the non-service components of net periodic pension (benefits)/costs of $(1,499,000), $(3,472,000) and $(569,000), respectively, are included in "Other (Income) Loss" on the Consolidated Statement of Operations.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2023	$36,549
2024	36,537
2025	36,492
2026	36,047
2027	35,717
2028-2032	170,091

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. The Company updates the mortality assumptions for the U.S. plans to incorporate the current mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in a $1,393,852 decrease in the projected benefit obligation for the U.S. plans for the year ended December 31, 2022. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Qualified Plan:	2022	2021
Discount rate used to compute benefit obligations	5.13%	2.76%
Discount rate used to compute periodic benefit cost	2.77%	2.38%
Expected long-term rates of return on plans' assets	4.80%	4.70%

U.K. Defined Benefit Plans:	2022	2021
Discount rate used to compute benefit obligations	4.93%	1.82%
Discount rate used to compute periodic benefit cost	1.82%	1.60%
Expected long-term rates of return on plans' assets	2.40%	2.10%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations.

The Company estimates the service and interest components of net periodic benefit cost for its U.S. and international pension and other postretirement benefits. This estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine 2022 interest costs are estimated to be 5.05% for the U.S. Qualified plan and 5.06% for the U.K. plans.

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

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Qualified Plan		U.K. Plans
December 31,	2022	2021	2022	2021
Equity securities	13.2%	16.9%	—	—
Fixed income securities	73.5%	65.5%	71.9%	66.2%
Alternative strategies	7.6%	5.7%	26.7%	23.1%
Cash, cash equivalents and short-term investment funds	5.7%	11.9%	1.4%	10.7%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

In 2021 the Company had repurchased 530,598 shares of CRD-A and 111,499 shares of CRD-B at an average cost of $9.63 and $8.68, respectively under the 2019 Repurchase Authorization. At December 31, 2021, the Company had no remaining authorized share repurchases under the 2019 Repurchase Authorization.

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization which had a remaining authorization to purchase 413,317 shares at December 31, 2021. Under the repurchase program, repurchases may be made through December 31, 2023 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate.

During 2022 the Company repurchased 2,656,474 shares of CRD-A and 963,472 shares of CRD-B at an average cost of $7.41 and $7.32, respectively under the 2021 Repurchase Authorization. At December 31, 2022, the Company had remaining authorization to repurchase 1,793,371 shares under the 2021 Repurchase Authorization.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2022 and 2021, the Board of Directors declared an equal dividend on CRD-A and CRD-B, while during 2020, the Board of Directors declared a higher dividend on CRD-A than on CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2022		2021		2020
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings per share)
(Loss) earnings per share - basic:
Numerator:
Allocation of undistributed (loss) earnings	$(17,850)	$(12,297)	$10,464	$7,565	$10,743	$7,908
Dividends paid	7,012	4,830	7,376	5,287	5,815	3,830
Net (loss) income available to common shareholders, basic	(10,838)	(7,467)	17,840	12,852	16,558	11,738
Denominator:
Weighted-average common shares outstanding, basic	29,196	20,113	30,760	22,237	30,605	22,527
(Loss) earnings per share - basic	$(0.37)	$(0.37)	$0.58	$0.58	$0.54	$0.52

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2022		2021		2020
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
(Loss) earnings per share - diluted:
Numerator:
Allocation of undistributed (loss) earnings	$(17,850)	$(12,297)	$10,602	$7,427	$10,781	$7,870
Dividends paid	7,012	4,830	7,376	5,287	5,815	3,830
Net (loss) income available to common shareholders, diluted	(10,838)	(7,467)	17,978	12,714	16,596	11,700
Denominator:
Weighted-average common shares outstanding, basic	29,196	20,113	30,760	22,237	30,605	22,527
Weighted-average effect of dilutive securities(1)	—	—	983	—	252	—
Weighted-average number of shares outstanding, diluted	29,196	20,113	31,743	22,237	30,857	22,527
(Loss) earnings per share - diluted	$(0.37)	$(0.37)	$0.57	$0.57	$0.54	$0.52

Listed below are the shares excluded from the denominator in the above computation of diluted (loss) earnings per share for CRD-A because their inclusion would have been anti-dilutive:

Year Ended December 31,	2022	2021	2020
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	1,542	838	1,996
Performance stock grants excluded because performance conditions had not been met(1)	789	335	578
(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements are actually achieved.

10. Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include net unrealized gain/(losses) from intra-entity loans that are long-term in nature of $955,000, $383,000, and $(5,165,000) for the years ended December 31, 2022, 2021, and 2020, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2020	$(30,792)	$(168,064)	$(198,856)
Other comprehensive income before reclassifications	9,032	—	9,032
Unrealized net gains arising during the year	—	1,618	1,618
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	7,765	7,765
Net current period other comprehensive income	9,032	9,383	18,415
Balance at December 31, 2021	(21,760)	(158,681)	(180,441)
Other comprehensive loss before reclassifications	(30,821)	—	(30,821)
Unrealized net losses arising during the year	—	(11,704)	(11,704)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	7,645	7,645
Net current period other comprehensive loss	(30,821)	(4,059)	(34,880)
Balance at December 31, 2022	$(52,581)	$(162,740)	$(215,321)
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

The pretax compensation expense recognized for all stock-based compensation plans was $4,923,000, $7,585,000, and $4,384,000 for the years ended December 31, 2022, 2021, and 2020, respectively. During 2021, there was an increase in performance grants, which resulted in an increased stock-based compensation expense for the year as compared to 2020. During 2022 there was a decrease in stock-based compensation expense due to adjustments made to reflect changes in the number of shares expected to vest for 2021 and 2022 performance-based grants. As of December 31, 2022, the 2021 and 2022 performance-based grants were adjusted to 0% and 30% vesting, respectively.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $1,148,000, $1,767,000, and $947,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense. Adjustments to additional paid-in capital for differences between deductions taken on its income tax returns related to stock-based compensation plans and the related income tax benefits previously recognized for financial reporting purposes were not significant in any year.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRD-A. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accelerated basis over the requisite service period for the entire award. For the years ended December 31, 2022, 2021 and 2020, compensation expense of $129,000, $375,000, and $617,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2022, 2021 and 2020, and changes during each year, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2019	1,694	$9.13	7.9 years	$3,969
Granted	660	8.73
Exercised	—	—
Forfeited or expired	(458)	9.05
Outstanding at December 31, 2020	1,896	9.01	7.4 years	114
Granted	—	—
Exercised	—	—
Forfeited or expired	(278)	8.90
Outstanding at December 31, 2021	1,618	8.99	6.5 years	143
Granted	—	—
Exercised	—	—
Forfeited or expired	(76)	9.16
Outstanding at December 31, 2022	1,542	$8.98	5.5 years	$7
Vested and Exercisable at December 31, 2022	1,394	$9.02	5.3 years	$7

There were no stock options granted in 2022 and 2021. The weighted average grant date fair value of stock options granted during the year ended December 31, 2020 was $2.29. No options were exercised in 2022, 2021, or 2020. Options that vested in 2022 and 2020 had no intrinsic value. Options vested in 2021 had an intrinsic value of $31,000. The fair value of options that vested in 2022, 2021 and 2020 was $592,000, $860,000, and $1,084,000, respectively.

At December 31, 2022, the unrecognized compensation cost related to unvested employee stock options was $12,000. Directors' stock options had no unrecognized compensation cost since directors' options vest upon grant, and the grant-date fair values were fully expensed on the grant date.

The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula, with the following weighted average assumptions. There were no stock options granted in 2021 or 2022:

2020
Expected dividend yield	3.02%
Expected volatility	35.48%
Risk-free interest rate	1.38%
Expected term of options	7 years

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

Performance-Based Stock Grants

Performance share grants are from time to time made to certain key employees of the Company. Such grants entitle employees to earn shares of CRD-A upon the achievement of certain individual and/or corporate objectives. Grants of performance shares are made at the discretion of the Company's Board of Directors, or the Board's Compensation Committee, and are subject to graded or cliff vesting over three-year periods. Shares are not issued until the vesting requirements have been met. Dividends are not paid or accrued on unvested/unissued shares. The grant-date fair value of a performance share grant is based on the market value of CRD-A on the date of grant, reduced for the present value of any dividends expected to be paid on CRD-A prior to the vesting of the award. Compensation expense for each award is recognized ratably from the grant date to the vesting date for each tranche, and adjusted based on probability of achievement over the applicable performance period.

On September 23, 2020, deeming the existing performance-based cliff awards granted in 2019 and 2020 to be unattainable, the Compensation Committee canceled the existing awards and approved a new plan based on Total Shareholder Return (“TSR”), a market condition. The 2019 replacement awards were targeted to achieve 50% of the original award it was replacing and set to vest on December 31, 2021. The 2020 replacement awards were targeted to achieve 100% of the original award it was replacing, with a vesting date of December 31, 2022.

TSR is defined as dividends paid during the measurement period plus share price appreciation. Share price appreciation is measured by using the 20 day trading day volume weighted average price at the start of the measurement period as the baseline, compared against the highest consecutive 20 day trading day volume weighted average price for the period between January 1, 2021 and the vesting date for the 2019 replacement awards and between January 1, 2022 and the vesting date for the 2020 replacement awards. Depending on the TSR, the number of shares earned can be between 50% and 200% of the targeted shares granted. If the TSR is below 10% for the 2019 replacement awards, or 20% for the 2020 replacement awards, then no shares vest. The 2019 replacement awards vested at 200% of the targeted shares, resulting in 135,309 incremental shares vested and issued at December 31, 2021. The 2020 replacement awards did not meet the TSR threshold at December 31, 2022, which resulted in no related incremental shares issued at December 31, 2022. Incremental awards are presented as shares granted and vested during 2021 in the roll forward below.

The cancellation and reissuance of these awards was treated as a Type III modification, where no cumulative expense is recognized prior to the cancellation as it was deemed improbable to vest. Expense of the modified award was recorded ratably over the service life, based on the valuation determined by utilizing a Monte Carlo simulation. At the time of modification, employees were given an option to elect a cash payout at the vesting date, also based on a component of TSR. This one-time election had to be determined within 30 days of the grant date. Any awards where the cash payout option was elected were recorded as liability awards, which are included on the Company's Consolidated Balance Sheets in "Accrued compensation and related costs."

A summary of the status of the Company's nonvested performance shares as of December 31, 2022, 2021 and 2020, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2019	973,779	$8.38
Granted	1,616,902	8.01
Vested	(224,681)	8.33
Forfeited or unearned	(1,466,729)	8.10
Nonvested at December 31, 2020	899,271	8.19
Granted	935,825	8.38
Vested	(507,191)	8.85
Forfeited or unearned	(151,514)	6.52
Nonvested at December 31, 2021	1,176,391	8.25
Granted	939,980	7.11
Vested	(363,514)	7.84
Forfeited or unearned	(514,767)	8.20
Nonvested at December 31, 2022	1,238,090	$7.52

The total fair value of the performance shares that vested in 2022, 2021, and 2020 was $2,849,000, $4,487,000, and $1,871,000, respectively.

Compensation expense recognized for all performance shares totaled $3,478,000, $5,712,000, and $2,382,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. Certain performance awards are based on service time, with no cumulative earnings per share targets. These awards vest ratably, by tranche, from their grant date to their vesting date. As of December 31, 2022, there was an estimated $2,319,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2024.

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

A summary of the status of the Company's restricted shares of CRD-A as of December 31, 2022, 2021 and 2020 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2019	81,608	$8.35
Granted	117,279	8.34
Vested	(119,327)	8.52
Forfeited or unearned	—	—
Nonvested at December 31, 2020	79,560	8.08
Granted	94,654	9.03
Vested	(138,635)	8.91
Forfeited or unearned	(10,579)	8.99
Nonvested at December 31, 2021	25,000	7.23
Granted	98,921	7.56
Vested	(123,921)	7.49
Forfeited or unearned	—	—
Nonvested at December 31, 2022	—	$—

Compensation expense recognized for all restricted shares for the years ended December 31, 2022, 2021, and 2010 was $825,000, $906,000, and $942,000, respectively. As of December 31, 2022, there was no unearned compensation cost related to nonvested restricted shares.

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

During the years ended December 31, 2022, 2021 and 2020, a total of 120,727, 155,293, and 114,408 shares, respectively, of CRD-A were issued under the U.S. employee stock purchase plan to the Company's employees at average purchase prices of $6.63, $6.77, and $6.71 in 2022, 2021, and 2020, respectively. At December 31, 2022, an estimated 146,000 shares will be issued and purchased under the U.S. Plan in 2023. During the years ended December 31, 2022, 2021, and 2020, compensation expense of $314,000, $349,000, and $343,000, respectively, was recognized for the U.S. employee stock purchase plan.

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

At December 31, 2022, an estimated 194,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRD-A, and future employee participation rates. The purchase price per share of CRD-A under the U.K. Plan ranges from $5.58 to $7.61. For the years ended December 31, 2022, 2021, and 2020, compensation expense of $155,000, $241,000, and $163,000, respectively, was recognized for the U.K. Plan. During 2022 no shares were issued. During 2021 and 2020, a total of 76,457 and 2,061 shares, respectively, of CRD-A were issued under the U.K. Plan.

Under the International Plan, up to 1,000,000 shares of CRD-A may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRD-A at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2022, 2021, and 2020, 3,355, 4,080, and 4,051 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.

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

Recurring Fair Value Measurements

The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, categorized using the fair value hierarchy:

December 31,	2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$10,170	$—	$—	$10,170

Liabilities:
Contingent earnout liability (2)	—	—	15,977	15,977

December 31,	2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$10,028	$—	$—	$10,028

Liabilities:
Contingent earnout liability (2)	—	—	12,556	12,556

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2) The contingent earnout liability relates to businesses acquired since 2020. See Note 3, "Business Acquisitions and Dispositions" for more information. The Level 3 fair value of the contingent earnout liability was estimated using revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data as well as volatility assumptions as applicable. The Company recognized a pretax contingent earnout expense totaling $2,921,000 in 2022 related to the fair value adjustment of earnout liabilities arising from recent acquisitions. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

The following table summarizes the change in the fair value of the Company's contingent earnout liability balance:

December 31,	2022	2021
	(In thousands)
Acquisition-related contingent consideration, beginning of the year	$14,600	$6,151
Fair value of contingent consideration upon acquisition	1,807	9,482
Change in fair value of contingent consideration	2,397	650
Settlement of contingent consideration	(1,989)	(1,683)
Acquisition-related contingent consideration, end of the year	$16,815	$14,600

As of December 31, 2022, the earnout liability of $838,000 for the 2022 earnout period is based on the actual achievement of performance targets and will be paid in 2023, thus is no longer subject to fair value measurement and was accordingly transferred out of Level 3. Changes in fair value of contingent consideration are included in "Selling, general, and administrative expenses" on the Consolidated Statement of Operations.

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

Nonrecurring Fair Value Disclosures

During 2022, the Company impaired and expensed goodwill of $36,808,000. During 2020, the Company impaired and expensed goodwill of $17,674,000. See Note 1, "Significant Accounting and Reporting Policies" and Note 4, "Goodwill and Intangible Assets," where discussed in more detail.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S. Qualified Plan at December 31, 2022 and 2021:

December 31,	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$4,847	$—	$—	$4,847	$20,706	$—	$—	$20,706
Short-term investment funds	—	11,212	—	11,212	—	25,569	—	25,569
Common Collective Equity funds:
U.S.	—	24,235	—	24,235	—	40,191	—	40,191
International	—	12,844	—	12,844	—	25,879	—	25,879
Common Collective Fixed Income Funds and Fixed Income Securities:
U.S.	58,570	127,071	—	185,641	39,304	186,542	—	225,846
International	—	20,913	—	20,913	—	29,300	—	29,300
Alternative strategy funds	—	3,274	18,194	21,467	—	2,929	19,268	22,197
Total Plan Assets	$63,417	$199,549	$18,194	281,159	$60,010	$310,411	$19,268	389,689
Other plan liabilities, net (a)				(1,409)				(1,522)
Net Plan Assets				$279,750				$388,167

(a) net amounts payable for unsettled security transactions.

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2022 and 2021:

December 31,	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$2,411	$—	$—	$2,411	$33,518	$—	$—	$33,518
Common Collective Fixed Income Funds and Fixed Income Securities:
Short-term Investment funds:	—	34,485	—	34,485	—	64,704	—	64,704
Government securities	—	91,256	—	91,256	—	141,870	—	141,870
Alternative strategy funds	2,445	34,801	—	37,246	3,896	56,883	—	60,779
Real estate funds	—	—	9,475	9,475	—	—	11,255	11,255
Total	$4,856	$160,542	$9,475	$174,873	$37,414	$263,457	$11,255	$312,126

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

Changes in fair value related to assets still held at the reporting date are included in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet. The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.S. and U.K. pension plans during the years ended December 31, 2022 and 2021:

	U.S	U.K.
	(in thousands)
Balance at December 31, 2020	$21,861	$9,572
Actual return on plan assets:
Related to assets still held at the reporting date	3,506	1,683
Purchases, sales and settlements, net	(6,099)	—
Balance at December 31, 2021	19,268	11,255
Actual return on plan assets:
Related to assets still held at the reporting date	(1,074)	(1,780)
Balance at December 31, 2022	$18,194	$9,475

13. Segment and Geographic Information

In connection with the realignment of operating segment management responsibilities in January 2022, the Company has realigned its operating segments by moving to a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. The Company's revised reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of the previously reported Crawford Loss Adjusting segment in the U.S. and Canada, including Global Technical Services and edjuster. The Canadian operations will include all operations within that country, including those previously reported within the Crawford TPA Solutions and Platform Solutions segments.
•
International Operations, which services the global property and casualty market outside North America. This is comprised of the previously reported Crawford Loss Adjusting segment outside of North America, including Crawford Legal Services which was previously within the Crawford TPA Solutions segment. The International Operations will include all operations within the respective countries, including those previously reported within the Crawford TPA Solutions and Platform Solutions segments.
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

The North America Loss Adjusting and International Operations reportable segments represent the aggregation of certain geographic operating segments within those service lines.

The Company's four reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the chief operating decision maker ("CODM") . The segments, organized based upon geography and the nature of services, are: North America Loss Adjusting, which primarily serves the property and casualty insurance company markets in the U.S. and Canada; International Operations, which services the property and casualty insurance markets in the U.K., Europe, Australia, Asia and Latin America; Broadspire, which serves the casualty, disability and self-insurance marketplace in the U.S.; and Platform Solutions which serves the property and casualty insurance company markets in the U.S. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's four reportable segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, restructuring and other costs, gain on disposition of business line, reserves on certain income tax assets, income taxes, and net income or loss attributable to noncontrolling interests.

Segment operating earnings includes allocations of certain corporate and shared costs. If the Company changes its allocation methods or changes the types of costs that are allocated to its four reportable segments, prior period amounts presented in the current period financial statements are adjusted to conform to the current allocation process.

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

Financial information as of and for the years ended December 31, 2022, 2021, and 2020 related to the Company's reportable segments is presented below.

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
2022
Revenues before reimbursements	$274,755	$357,452	$313,564	$243,711	$1,189,482
Segment operating earnings (loss)	19,431	(13,269)	27,021	35,746	68,929
Depreciation and amortization (1)	2,228	2,388	5,800	4,269	14,685
Assets (2)	109,480	149,744	72,159	100,658	432,041
2021
Revenues before reimbursements	$243,789	$357,909	$301,035	$199,299	$1,102,032
Segment operating earnings	15,015	4,918	24,783	32,048	76,764
Depreciation and amortization (1)	1,971	2,371	6,986	3,667	14,995
Assets (2)	103,839	182,817	70,319	110,302	467,277
2020
Revenues before reimbursements	$217,579	$322,435	$293,448	$149,030	$982,492
Segment operating earnings	13,403	30,380	18,965	26,332	89,080
Depreciation and amortization (1)	1,499	2,023	8,861	2,419	14,802
Assets (2)	64,388	166,013	74,196	59,704	364,301

(1) Excludes amortization expense of finite-lived customer relationships and trade name intangible assets.

(2) Consists of accounts receivable, less allowance for expected credit losses, unbilled revenues at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net.

Revenues by geographic region and major service line for the North America Loss Adjusting, International Operations, Broadspire and Platform Solutions segments are shown in Note 2, "Revenue Recognition."

Capital expenditures for the years ended December 31, 2022, 2021, and 2020 are shown in the following table:

Year Ended December 31,	2022	2021	2020
	(In thousands)
North America Loss Adjusting	$2,276	$794	$951
International Operations	1,625	1,155	374
Broadspire	10,680	8,654	6,886
Platform Solutions	7,362	8,073	12,098
Corporate	12,656	12,278	17,071
Total capital expenditures	$34,599	$30,954	$37,380

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2022, 2021, and 2020 was as follows:

Year Ended December 31,	2022	2021	2020
	(In thousands)
Segments' revenues before reimbursements	$1,189,482	$1,102,032	$982,492
Reimbursements	41,744	37,199	33,703
Total consolidated revenues	$1,231,226	$1,139,231	$1,016,195

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2022, 2021, and 2020 were as follows:

Year Ended December 31,	2022	2021	2020
	(In thousands)
Operating earnings of all reportable segments	$68,929	$76,764	$89,080
Unallocated corporate and shared costs and credits	(5,459)	(14,259)	(17,250)
Net corporate interest expense	(10,311)	(6,559)	(7,923)
Stock option expense	(548)	(1,053)	(1,122)
Amortization of acquisition-related intangible assets	(7,836)	(11,029)	(11,653)
Goodwill and intangible asset impairment charges	(36,808)	—	(17,674)
Contingent earnout adjustments	(2,921)	—	—
Restructuring and other costs, net	—	—	(8,133)
Gain on disposition of businesses, net	—	—	13,763
Income before income taxes	$5,046	$43,864	$39,088

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at 2022 and 2021 are presented in the following table:

December 31,	2022	2021
	(In thousands)
Assets of reportable segments	$432,041	$467,277
Corporate assets:
Cash and cash equivalents	46,007	53,228
Income taxes receivable	9,098	4,936
Prepaid expenses and other current assets	28,782	34,576
Net property and equipment	27,809	33,721
Operating lease right-of-use asset, net	93,334	99,369
Capitalized software costs, net	82,975	75,802
Deferred income tax assets	19,573	21,266
Other noncurrent assets	51,888	62,464
Total corporate assets	359,466	385,362
Total assets	$791,507	$852,639

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

	U.S.	U.K.	Canada	All Other International	Total Company
	(In thousands)
2022
Revenues before reimbursements	$734,264	$121,814	$97,766	$235,638	$1,189,482
Long-lived assets	131,680	17,103	19,457	35,876	204,116
2021
Revenues before reimbursements	658,785	134,663	84,945	223,639	1,102,032
Long-lived assets	128,211	15,939	21,803	42,939	208,892
2020
Revenues before reimbursements	570,820	128,674	89,162	193,836	982,492
Long-lived assets	141,032	20,287	17,332	38,087	216,738

14. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $591,210,000 and $555,821,000 at December 31, 2022 and 2021, respectively.

15. Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2022, the aggregate committed amount of letters of credit outstanding under the facility was $8,777,000.

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

March 6, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford & Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2023 expressed an adverse opinion thereon.

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

Revenue Recognition for Lifetime Claim Handling
Description of the Matter

At December 31, 2022, the Company’s deferred revenues related to lifetime claim handling arrangements were approximately $39,427,000. As discussed in Note 2 to the consolidated financial statements, revenue is recognized over time as the related services are provided and performance obligations are satisfied. Revenue is recognized based on historical claim closure rates and claim type based on time elapsed for these claims, utilizing a portfolio approach. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues, which represent a contract liability.

Auditing the estimate of the revenues recognized and related deferred revenues related to lifetime claim handling was complex based on the judgments necessary to evaluate the model used and the related estimates involved in determining the appropriate timing of revenue recognition. In particular, judgments and estimates include the utilization of a portfolio approach to evaluate the timing of lifetime claim handling revenues, the level of aggregation of claim types and historical claim closure rates, and the expectation that historical claim closure rates are reflective of future claim closure rates. Changes in these methods or estimates can have a significant impact on the timing of revenue recognition.

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

Valuation of Goodwill – International, Praxis and edjuster Reporting Units

For the year ended December 31, 2022, the Company recognized a goodwill impairment of $33,656,000 related to the Company’s International, Praxis, and edjuster reporting units. As discussed in Notes 1 and 4 to the consolidated financial statements, goodwill is tested for impairment at least annually on a reporting unit basis, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. When performing a quantitative goodwill test, the Company determines the fair values of its reporting units using the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

Auditing management’s estimates of reporting unit fair values using the discounted cash flow method involved especially subjective judgments due to the significant estimation uncertainty in determining the fair values of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions such as forecasted revenues, EBITDA margins, and discount rates. These significant assumptions are forward-looking and could be affected by future industry, market, and economic conditions.

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over review of the fair values of the reporting units. This included testing controls over management’s review of the significant assumptions described above.

To test the estimated fair values of the reporting units, we performed audit procedures that included, among others, assessing the methodologies used to estimate fair values, testing the significant assumptions used to develop the fair value estimates, and testing the underlying data used by the Company in its analyses for completeness and accuracy. For example, we evaluated management’s forecasted revenues and EBITDA margins used in the fair value estimates by comparing those assumptions to historical results and current industry, market, and economic forecasts. We also involved our valuation specialists to evaluate the valuation methodologies and the discount rates. As part of this evaluation, we compared the discount rates to market data. In addition, we performed sensitivity analyses on the significant assumptions to evaluate the potential changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair values of its reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

March 6, 2023

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were not effective as of December 31, 2022 due to a material weakness in internal control over financial reporting described below.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

The Company’s operations in the United Kingdom ("Crawford UK") did not have effective information technology general controls (ITGCs) in the areas of change management and logical access over certain information technology systems that supported its financial reporting processes. Crawford UK’s business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. The material weakness did not result in any identified misstatements in the Company’s financial statements.

Based on this material weakness, management of the Company determined the Company’s internal control over financial reporting was not effective as of December 31, 2022.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, the Company performed a retrospective review of all instances of change management during the year, and retrospective review of all access granted during the year, and have determined that all changes and access to the impacted Crawford UK systems were appropriate and there were no impacts to transactions in its financial statements.

Changes in Internal Control over Financial Reporting

Other than the ITGC material weakness in Crawford UK referenced above, there were no changes in the Registrant's internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Management’s Remediation Plan

To remediate the material weakness described above, the Company will be implementing revised controls and processes in Crawford UK that will include the following, among others: (1) improve the documentation of the user access review control activities and control activities over program change management, to more clearly communicate management’s expectation of the required responsibilities for the control activities; (2) develop personnel by enhancing training for ITGC owners regarding their roles and responsibilities within the control objectives and activities; and (3) implement automated user access review and program change management tools to ensure compliance. The Audit Committee of the Board of Directors has reviewed and discussed these matters with management.

The material weakness will be considered remediated when management concludes that, through testing, the applicable remediated controls are designed, implemented and operating effectively for a sufficient period of time for our management to conclude that the material weakness has been remediated. The Company will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. The Company expects remediation of this material weakness will be completed during fiscal year 2023.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on Internal Control Over Financial Reporting

We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement on the objectives of the control criteria, Crawford & Company (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company’s operations in the United Kingdom (Crawford UK) did not have effective information technology general controls (ITGCs) in the areas of change management and logical access over certain information technology systems that supported its financial reporting processes. Crawford UK’s business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. The material weakness did not result in any identified misstatements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders' investment for each of the three years in the period ended December 31, 2022, and the related notes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 6, 2023, which expressed an unqualified opinion thereon.

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

March 6, 2023

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2023 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2022, and is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•
Consolidated Balance Sheets as of December 31, 2022 and 2021
•
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
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

3.2

Amended and restated By-laws of the Registrant, as amended (incorporated by reference to Appendix A of the Registrant's Proxy Statement filed with the Securities and Exchange Commission on April 8, 2022).

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

10.3*

Crawford & Company Deferred Compensation Plan, as amended and restated as of January 1, 2017 (incorporated by reference to Exhibit 10.3 the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021.

10.4*

Crawford & Company amended and restated Executive Stock Bonus Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration statement on Form S-8 (File No. 333-199915) filed with the Securities and Exchange Commission on November 6, 2014).

10.5*

Form of Restricted Share Unit Award under the Registrant's 2016 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021).

10.6*

Form of Performance Share Unit Award under the Registrant's 2016 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021).

10.7*

Crawford & Company 2016 Omnibus Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-266665) filed with the Securities and Exchange Commission on May 8, 2022).

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

10.11*	Terms of Employment Agreement between Andrew Bart and the Registrant, dated March 16, 2021 as amended on January 1, 2022.
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

CRAWFORD & COMPANY

Date	March 6, 2023	By	/s/ Rohit Verma
ROHIT VERMA, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 6, 2023	/s/ Rohit Verma
ROHIT VERMA, Chief Executive Officer (Principal Executive Officer) and Director

Date	March 6, 2023	/s/ Joseph O. Blanco
JOSEPH O. BLANCO, President and Director

Date	March 6, 2023	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date	March 6, 2023	/s/ Dalerick M. Carden
DALERICK M. CARDEN, Senior Vice President and Controller (Principal Accounting Officer)

Date	March 6, 2023	/s/ Dame Inga K. Beale
DAME INGA K. BEALE, Director

Date	March 6, 2023	/s/ Cameron M. Bready
CAMERON M. BREADY, Director

Date	March 6, 2023	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 6, 2023	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	March 6, 2023	/s/ Lisa G. Hannusch
LISA G. HANNUSCH, Director

Date	March 6, 2023	/s/ Michelle E. Jarrard
MICHELLE E. JARRARD, Director

Date	March 6, 2023	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	March 6, 2023	/s/ Rahul Patel
RAHUL PATEL, Director

Date	March 6, 2023	/s/ D. Richard Williams
D. RICHARD WILLIAMS, Director