Form 10-Q
period 2023-03-31
CRAWFORD & CO
filed 2023-05-03
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2023

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of April 26, 2023, was as follows:

Class A Common Stock, $1.00 par value: 28,947,419

Class B Common Stock, $1.00 par value: 19,848,490

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2023

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Revenues:

Revenues before reimbursements	$312,992	$279,025
Reimbursements	11,604	8,764
Total Revenues	324,596	287,789

Costs and Expenses:

Costs of services provided, before reimbursements	227,078	205,581
Reimbursements	11,604	8,764
Total costs of services	238,682	214,345

Selling, general, and administrative expenses	63,369	64,841

Corporate interest expense, net of interest income of $276 and $19, respectively	4,399	1,519

Total Costs and Expenses	306,450	280,705

Other (Loss) Income, net	(2,145)	498

Income Before Income Taxes	16,001	7,582

Provision for Income Taxes	5,271	2,426

Net Income	10,730	5,156

Net Income Attributable to Noncontrolling Interests	(49)	(60)

Net Income Attributable to Shareholders of Crawford & Company	$10,681	$5,096

Earnings Per Share - Basic:
Class A Common Stock	$0.22	$0.10
Class B Common Stock	$0.22	$0.10

Earnings Per Share - Diluted:
Class A Common Stock	$0.22	$0.10
Class B Common Stock	$0.22	$0.10

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	28,841	30,908
Class B Common Stock	19,848	20,780

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	29,141	31,168
Class B Common Stock	19,848	20,780

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
(In thousands)	2023	2022
Net Income	$10,730	$5,156

Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	7,690	(4,952)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $731 and $582, respectively	2,086	1,676

Other Comprehensive Income (Loss)	9,776	(3,276)

Comprehensive Income	20,506	1,880

Comprehensive income attributable to noncontrolling interests	(7)	(74)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$20,499	$1,806

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$43,304	$46,007
Accounts receivable, less allowance for expected credit losses of $9,146 and $9,322, respectively	145,348	141,106
Unbilled revenues, at estimated billable amounts	137,410	126,274
Income taxes receivable	9,098	9,098
Prepaid expenses and other current assets	33,335	28,782
Total Current Assets	368,495	351,267
Net Property and Equipment	27,053	27,809
Other Assets:
Operating lease right-of-use assets, net	95,224	93,334
Goodwill	76,626	76,622
Intangible assets arising from business acquisitions, net	88,511	88,039
Capitalized software costs, net	86,255	82,975
Deferred income tax assets	19,335	19,573
Other noncurrent assets	54,526	51,888
Total Other Assets	420,477	412,431
TOTAL ASSETS	$816,025	$791,507

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$39,053	$27,048
Accounts payable	46,776	50,847
Accrued compensation and related costs	61,438	79,285
Self-insured risks	13,703	12,614
Income taxes payable	4,621	1,208
Operating lease liability	24,367	22,910
Other accrued liabilities	63,812	56,293
Deferred revenues	32,517	29,282
Total Current Liabilities	286,287	279,487
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	210,342	211,810
Operating lease liability	84,994	84,628
Deferred revenues	25,029	24,737
Accrued pension liabilities	25,653	25,914
Other noncurrent liabilities	41,893	41,553
Total Noncurrent Liabilities	387,911	388,642
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 28,925 and 28,764 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	28,925	28,764
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,848 and 19,848 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	19,848	19,848
Additional paid-in capital	79,094	78,158
Retained earnings	220,850	213,094
Accumulated other comprehensive loss	(205,503)	(215,321)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	143,214	124,543
Noncontrolling interests	(1,387)	(1,165)
Total Shareholders' Investment	141,827	123,378
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$816,025	$791,507

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$10,730	$5,156
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	9,050	9,099
Stock-based compensation	1,023	1,660
Loss (gain) on sale of property and equipment	20	(1,747)
Contingent earnout adjustments	248	2,056
Changes in operating assets and liabilities:
Accounts receivable, net	(17)	6,542
Unbilled revenues, net	(6,333)	(13,022)
Accrued or prepaid income taxes	3,895	266
Accounts payable and accrued liabilities	(15,818)	(14,902)
Deferred revenues	2,841	402
Accrued retirement costs	(2,887)	(4,738)
Prepaid expenses and other operating activities	(3,197)	(6,025)
Net cash used in operating activities	(445)	(15,253)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(1,031)	(1,340)
Capitalization of computer software costs	(7,610)	(6,275)
Payments for business acquisitions, net of cash acquired	—	(21,273)
Cash proceeds from sale of property and equipment	—	3,032
Net cash used in investing activities	(8,641)	(25,856)

Cash Flows from Financing Activities:
Cash dividends paid	(2,925)	(3,114)
Repurchases of common stock	—	(16,089)
Increases in revolving credit facility borrowings	19,394	61,816
Payments on revolving credit facility borrowings	(10,265)	(3,989)
Payments of contingent consideration on acquisitions	(848)	(746)
Other financing activities	(169)	(270)
Net cash provided by financing activities	5,187	37,608
Effects of exchange rate changes on cash and cash equivalents	1,195	(321)
Decrease in Cash, Cash Equivalents, and Restricted Cash	(2,704)	(3,822)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	46,645	53,689
Cash, Cash Equivalents, and Restricted Cash at End of Period	$43,941	$49,867

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2023	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2023	$28,764	$19,848	$78,158	$213,094	$(215,321)	$124,543	$(1,165)	$123,378
Net income	—	—	—	10,681	—	10,681	49	10,730
Other comprehensive (loss) income	—	—	—	—	9,818	9,818	(42)	9,776
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,925)	—	(2,925)	—	(2,925)
Stock-based compensation	—	—	1,023	—	—	1,023	—	1,023
Shares issued in connection with stock-based compensation plans, net	161	—	(87)	—	—	74	—	74
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(229)	(229)
Balance at March 31, 2023	$28,925	$19,848	$79,094	$220,850	$(205,503)	$143,214	$(1,387)	$141,827

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2022	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2022	$30,996	$20,812	$74,229	$266,369	$(180,441)	$211,965	$(568)	$211,397
Net income	—	—	—	5,096	—	5,096	60	5,156
Other comprehensive income (loss)	—	—	—	—	(3,290)	(3,290)	14	(3,276)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,114)	—	(3,114)	—	(3,114)
Stock-based compensation	—	—	1,660	—	—	1,660	—	1,660
Repurchases of common stock	(1,498)	(720)	—	(13,871)	—	(16,089)	—	(16,089)
Shares issued in connection with stock-based compensation plans, net	89	—	(89)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022	$29,587	$20,092	$75,800	$254,480	$(183,731)	$196,228	$(752)	$195,476

(See accompanying notes to condensed consolidated financial statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is a leading provider of claims management and outsourcing solutions to insurance companies and self-insured entities with an expansive global network serving clients in more than 70 countries.

Shares of the Company's two classes of common stock are traded on the New York Stock Exchange ("NYSE") under the symbols CRD-A and CRD-B, respectively. The Company's two classes of stock are substantially identical, except with respect to voting rights for the Class B Common Stock (CRD-B), and protections for the non-voting Class A Common Stock (CRD-A). More information is available on the Company's website www.crawco.com. The information contained on, or hyperlinked from, the Company's website is not a part of, and is not incorporated by reference into, this report.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three months ended March 31, 2023 and financial position as of March 31, 2023 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2023 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 other than as disclosed herein.

The Company has four reportable segments consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. Significant intercompany transactions have been eliminated in consolidation.

The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2022 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2023 and December 31, 2022, the liabilities of the deferred compensation plan were $5,945,000 and $6,395,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,126,000 and $10,083,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

2. Recently Issued Accounting Standards

Adoption of New Accounting Standards

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 was effective for fiscal years beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. The adoption of this guidance did not have a material effect on the Company's results of operations, financial condition, or cash flows.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
U.S.	$52,766	$40,178
Canada	24,361	24,260
Total North America Loss Adjusting Revenues before Reimbursements	$77,127	$64,438

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
U.K.	$30,732	$30,909
Europe	22,764	23,667
Australia	20,636	17,131
Asia	5,627	5,659
Latin America	6,235	5,661
International Loss Adjusting	$85,994	$83,027

Crawford Legal Services	$5,869	$6,245
Total International Operations Revenues before Reimbursements	$91,863	$89,272

The Company’s Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and Disability and Leave Management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of the claims management services to its customer. Broadspire also provides claims management services on a monthly basis for which revenue is recognized over time monthly based on claims received and staff required to complete our claim handling obligations. Broadspire also provides Risk Management Information Services and Account Administration services. For non-claim services provided in our Claims Management service line, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.

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

The Medical Management service line offers case managers who provide administration services by proactively managing medical treatment plans for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for Medical Management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Medical Management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. This method of revenue recognition is the most accurate depiction of the transfer of the Medical Management service to the customer. The Company also performs medical bill review services. Medical bill review services provide an analysis of medical charges for clients’ claims to identify opportunities for savings. Medical bill review services revenues are recognized over time as control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer.

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Claims Management	$40,236	$39,551
Medical Management	40,946	36,903
Total Broadspire Revenues before Reimbursements	$81,182	$76,454

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Contractor Connection	$19,301	$15,263
Networks	37,403	27,526
Subrogation	6,116	6,072
Total Platform Solutions Revenues before Reimbursements	$62,820	$48,861

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

The table below presents the deferred revenues balance as of March 31, 2023 and the significant activity affecting deferred revenues during the three months ended March 31, 2023:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2023	$54,019
Quarterly additions	21,252
Revenue recognized from the prior periods	(12,142)
Revenue recognized from current quarter additions	(5,583)
Balance as of March 31, 2023	$57,546

Remaining Performance Obligations

As of March 31, 2023, the Company had $97,603,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claims processing has not yet occurred. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

Practical Expedients Elected

As a practical expedient, the Company does not adjust the consideration in a contract for the effects of a significant financing component, when the period between a customer’s payment of consideration and the transfer of promised services to the customer is expected to be one year or less at contract inception.

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

The provision for income taxes on consolidated income before income taxes totaled a provision of $5,271,000 and $2,426,000 for the three months ended March 31, 2023 and 2022, respectively. The overall effective tax rate increased to 32.9% for the three months ended March 31, 2023 compared with 32.0% for the 2022 period primarily due to losses in certain international operations.

6. Defined Benefit Pension Plans

Net periodic cost (benefit) related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 included the following components:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Service cost	$357	$345
Interest cost	5,939	3,394
Expected return on assets	(6,772)	(6,419)
Amortization of actuarial loss	2,978	2,527
Net periodic cost (benefit)	$2,502	$(153)

For the three months ended March 31, 2023 and 2022, the non-service components of net periodic pension expense (benefit) of $2,145,000 and $(498,000), respectively, are included in "Other Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the three months ended March 31, 2023, the Company made no contributions to the U.S. defined benefit pension plan and $502,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and $160,000 to the U.K. defined benefit pension plans during the three months ended March 31, 2022, respectively.

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2022 and 2023, the Board of Directors has declared the same dividend on CRD-A and CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$4,594	$3,161	$1,185	$797
Dividends paid	1,735	1,191	1,865	1,249
Net income attributable to common shareholders, basic	$6,329	$4,352	$3,050	$2,046

Denominator:
Weighted-average common shares outstanding, basic	28,841	19,848	30,908	20,780
Earnings per share - basic	$0.22	$0.22	$0.10	$0.10

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$4,613	$3,142	$1,189	$793
Dividends paid	1,735	1,191	1,865	1,249
Net income attributable to common shareholders, diluted	$6,348	$4,333	$3,054	$2,042

Denominator:
Weighted-average common shares outstanding, basic	28,841	19,848	30,908	20,780
Weighted-average effect of dilutive securities	300	—	260	—
Weighted-average common shares outstanding, diluted	29,141	19,848	31,168	20,780
Earnings per share - diluted	$0.22	$0.22	$0.10	$0.10

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Shares underlying stock options excluded	1,532	1,542
Performance stock grants excluded because performance conditions have not been met (1)	758	625

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months ended March 31, 2023 and 2022, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
CRD-A issued under the Non-Employee Director Stock Plan	134	94
CRD-A issued under the Employee Stock Purchase Plan	27	(6)

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization which had a remaining authorization to purchase 413,317 shares at December 31, 2021. Under the new repurchase program, repurchases may be made through December 31, 2023 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The new authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At March 31, 2023, there were 1,793,371 remaining shares authorized to repurchase under the 2021 Repurchase Authorization.

During the three months ended March 31, 2023, the Company did not repurchase any shares of CRD-A or CRD-B. During the three months ended March 31, 2022, the Company repurchased 1,498,084 shares of CRD-A and 719,874 shares of CRD-B at an average cost of $7.23 and $7.31, respectively.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized (losses) gains from intra-entity loans that are long-term in nature of $651,000 for the three months ended March 31, 2023. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended March 31, 2023
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(52,581)	$(162,740)	$(215,321)
Other comprehensive income before reclassifications	7,732	—	7,732
Amounts reclassified from accumulated other comprehensive income to net income	—	2,086	2,086
Net current period other comprehensive income	7,732	2,086	9,818
Ending balance	$(44,849)	$(160,654)	$(205,503)

	Three Months Ended March 31, 2022
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(21,760)	$(158,681)	$(180,441)
Other comprehensive loss before reclassifications	(4,966)	—	(4,966)
Amounts reclassified from accumulated other comprehensive income to net income	—	1,676	1,676
Net current period other comprehensive (loss) income	(4,966)	1,676	(3,290)
Ending balance	$(26,726)	$(157,005)	$(183,731)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2023
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,284	$10,284	$—	$—

Liabilities:
Contingent earnout liability (2)	11,534	—	—	11,534

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The contingent earnout liability relates to businesses acquired since 2020. See Note 12, "Business Acquisitions" for more information. The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data. The Company recognized a pretax contingent earnout expense totaling $248,000 in the three months ended March 31, 2023 and $2.1 million in the three months ended March 31, 2022 related to the fair value adjustment of earnout liabilities arising from recent acquisitions. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three months ended March 31, 2023. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Goodwill is tested for impairment on October 1st of each year, or between annual impairment tests, if events or circumstances have occurred which indicate potential impairment of goodwill. The Company did not identify any impairment indicators during the three months ended March 31, 2023.

10. Segment Information

The Company has four reportable segments consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. The Company's reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of Loss Adjusting operations in the U.S. and Canada, including Global Technical Services and edjuster. The Canadian operations include all operations within that country.
•
International Operations, which services the global property and casualty market outside North America. This is comprised of Loss Adjusting operations in the U.K., Europe, Australia, Asia and Latin America, and includes Crawford Legal Services. The International Operations include all operations within the respective countries.
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

Financial information for the three months ended March 31, 2023 and 2022 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Revenues:
North America Loss Adjusting	$77,127	$64,438
International Operations	91,863	89,272
Broadspire	81,182	76,454
Platform Solutions	62,820	48,861
Total segment revenues before reimbursements	312,992	279,025
Reimbursements	11,604	8,764
Total revenues	$324,596	$287,789

Segment Operating Earnings (Loss)
North America Loss Adjusting	$8,065	$4,135
International Operations	3,035	(3,067)
Broadspire	7,927	6,434
Platform Solutions	9,966	8,038
Total segment operating earnings	28,993	15,540

Deduct:
Unallocated corporate and shared costs, net	(4,119)	(2,995)
Net corporate interest expense	(4,399)	(1,519)
Stock option expense	(156)	(205)
Amortization of customer-relationship intangible assets	(1,899)	(1,726)
Contingent earnout adjustments	(248)	(2,056)
Non-service pension (costs) credits	(2,171)	543
Income before income taxes	$16,001	$7,582

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represents segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, non-service pension costs and credits, income taxes, and net income or loss attributable to noncontrolling interests.

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

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
International Operations
International Loss Adjusting	$85,994	$83,027
Crawford Legal Services	5,869	6,245
Total Revenues before Reimbursements--International Operations	$91,863	$89,272

Broadspire
Claims Management	$40,236	$39,551
Medical Management	40,946	36,903
Total Revenues before Reimbursements--Broadspire	$81,182	$76,454

Platform Solutions
Contractor Connection	$19,301	$15,263
Networks	37,403	27,526
Subrogation	6,116	6,072
Total Revenues before Reimbursements--Platform Solutions	$62,820	$48,861

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. At March 31, 2023, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,853,000.

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

The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $1,342,000. At March 31, 2023, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

The financial results for Van Dijk are included in the Company’s consolidated financial statements on a two-month delayed basis.

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

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$43,304	$46,007	$49,156	$53,228
Restricted cash within prepaid expenses and other current assets	637	638	711	461
Total cash, cash equivalents and restricted cash	$43,941	$46,645	$49,867	$53,689

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of March 31, 2023, the related condensed consolidated statements of operations, comprehensive income, shareholders' investment, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated March 6, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 3, 2023

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2023 and 2022, and as of March 31, 2023, and December 31, 2022, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2022. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawco.com) is a leading global provider of claims management and outsourcing solutions to insurance companies and self-insured entities with an expansive global network serving clients in more than 70 countries. The Company's two classes of stock are substantially identical, except with respect to voting rights for the Class B Common Stock (CRD-B), and protections for the non-voting Class A Common Stock (CRD-A). More information is available on the Company's website.

We have a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. Our four reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of Loss Adjusting operations in the U.S. and Canada, including Global Technical Services and edjuster. The Canadian operations include all operations within that country.
•
International Operations, which services the global property and casualty market outside North America. This is comprised of Loss Adjusting operations in the U.K., Europe, Australia, Asia and Latin America including Crawford Legal Services. The International Operations include all operations within the respective countries.
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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements increased $34.0 million, or 12.2%, for the three months ended March 31, 2023, compared with the same period of 2022. This increase was primarily due to an increase in our North America Loss Adjusting and Platforms Solutions operating segments. Changes in foreign exchange rates reduced our consolidated revenues before reimbursements by $9.4 million, or 3.3%, for the three months ended March 31, 2023 as compared with the prior year first quarter. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three months ended March 31, 2023.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended March 31, 2022
(in thousands, except percentages)	March 31, 2023	March 31, 2022	Variance	March 31, 2023	% Variance
Revenues:
North America Loss Adjusting	$77,127	$64,438	19.7%	$78,781	22.3%
International Operations	91,863	89,272	2.9%	99,609	11.6%
Broadspire	81,182	76,454	6.2%	81,182	6.2%
Platform Solutions	62,820	48,861	28.6%	62,820	28.6%
Total revenues before reimbursements	312,992	279,025	12.2%	322,392	15.5%
Reimbursements	11,604	8,764	32.4%	12,329	40.7%
Total Revenues	$324,596	$287,789	12.8%	$334,721	16.3%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $43.4 million, or 15.5%, for the three months ended March 31, 2023, compared to the prior year first quarter. Revenues from the North America Loss Adjusting segment increased in the 2023 first quarter due to an increase in weather related activity in the U.S. Revenues from the International Operations segment increased in the 2023 first quarter due to increases in Australia and the U.K. Revenues from the Broadspire segment increased for the quarter due to an increase in Medical Management revenues. Revenues from the Platform Solutions segment increased in the current year period due to an increase in Networks and Contractor Connection. There was a $0.7 million increase in total company revenues in the 2023 first quarter as a result of the 2022 Van Dijk acquisition. See Note 12, “Business Acquisitions” of our accompanying consolidated financial statements for more details of this activity.

Overall, there was a decrease in cases received of 6.8% for the three months ended March 31, 2023 due to a reduction of approximately 39,000 high-frequency, low-severity cases in our four operating segments that were present in the 2022 first quarter and generated minimal revenues in the prior year. In addition, in our Platforms Solution segment we generated an increase in revenues of approximately $11.0 million in the 2023 quarter not measured by cases where we provided dedicated employees to the clients. Accordingly, the increase in revenues in the 2023 first quarter does not necessarily correlate to the change in case volumes.

Cases received are presented below by segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2023	March 31, 2022	Variance
North America Loss Adjusting	73,002	76,993	(5.2)%
International Operations	126,483	137,090	(7.7)%
Broadspire	128,722	133,722	(3.7)%
Platform Solutions	98,490	109,992	(10.5)%
Total Crawford Cases Received	426,697	457,797	(6.8)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three months ended March 31, 2023:

		Three Months Ended
		March 31, 2023		March 31, 2022
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$196,768	62.9%	$165,493	59.3%
U.K.	GBP	33,124	10.6%	34,050	12.2%
Canada	CAD	24,361	7.8%	24,260	8.7%
Australia	AUD	22,994	7.3%	18,717	6.7%
Europe	EUR	14,038	4.5%	14,539	5.2%
Rest of World		21,707	6.9%	21,966	7.9%
Total Revenues, before reimbursements		$312,992		$279,025

Costs of services provided, before reimbursements, increased $21.5 million, or 10.5%, for the three months ended March 31, 2023, as compared with the 2022 period. This increase was primarily due to an increase in compensation expense and other costs in each of our operating segments resulting from the higher revenues.

Selling, general, and administrative ("SG&A") expenses decreased $(1.5) million, or (2.3)%, in the three months ended March 31, 2023 as compared with the 2022 period. The comparison shows a decrease in SG&A primarily due to a $1.8 million reduction in contingent earnout adjustments, a reduction in payroll tax and benefits, and various other cost reductions, partially offset by the $1.8 million gain on the sale of our Canadian head office building which occurred in the 2022 first quarter described below.

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

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represents segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, non-service pension costs and credits, income taxes, and net income or loss attributable to noncontrolling interests.

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

Income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, and non-service pension costs and credits are recurring components of our net income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and vary significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and the Board of Directors, affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Contingent earnout adjustments represent fair value adjustments of earnout liabilities arising from recent acquisitions. Amortization expense is a non-cash expense for finite-lived customer-relationship and trade name intangible assets acquired in business combinations. Non-service pension costs and credits represent the U.S. and U.K. non-service defined benefit pension costs and credits, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense. The exclusion of this measurement is intended to exclude market volatility related to an expense that is non-operating in nature and not related to business performance. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment's operating activities on a consistent basis.

Unallocated corporate and shared costs and credits include expenses and credits related to our chief executive officer and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, certain unallocated professional fees, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, non-service pension costs and credits, and unallocated corporate and shared costs and credits follows the discussion and analysis of the results of operations of our four operating segments.

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

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	March 31, 2022
Revenues:
North America Loss Adjusting	$77,127	$64,438
International Operations	91,863	89,272
Broadspire	81,182	76,454
Platform Solutions	62,820	48,861
Total Revenues before reimbursements	312,992	279,025
Reimbursements	11,604	8,764
Total Revenues	$324,596	$287,789
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$54,164	$46,497
% of related revenues before reimbursements	70.2%	72.2%
International Operations	61,421	63,006
% of related revenues before reimbursements	66.9%	70.6%
Broadspire	52,641	47,949
% of related revenues before reimbursements	64.8%	62.7%
Platform Solutions	40,911	31,851
% of related revenues before reimbursements	65.1%	65.2%
Total	$209,137	$189,303
% of Revenues before reimbursements	66.8%	67.8%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$14,898	$13,806
% of related revenues before reimbursements	19.3%	21.4%
International Operations	27,407	29,333
% of related revenues before reimbursements	29.8%	32.9%
Broadspire	20,614	22,071
% of related revenues before reimbursements	25.4%	28.9%
Platform Solutions	11,943	8,972
% of related revenues before reimbursements	19.0%	18.4%
Total before reimbursements	74,862	74,182
% of Revenues before reimbursements	23.9%	26.6%
Reimbursements	11,604	8,764
Total	$86,466	$82,946
% of Revenues	26.6%	28.8%
Segment Operating Earnings (Loss):
North America Loss Adjusting	$8,065	$4,135
% of related revenues before reimbursements	10.5%	6.4%
International Operations	3,035	(3,067)
% of related revenues before reimbursements	3.3%	(3.4)%
Broadspire	7,927	6,434
% of related revenues before reimbursements	9.8%	8.4%
Platform Solutions	9,966	8,038
% of related revenues before reimbursements	15.9%	16.5%
Deduct:
Unallocated corporate and shared costs, net	(4,119)	(2,995)
Net corporate interest expense	(4,399)	(1,519)
Stock option expense	(156)	(205)
Amortization of customer-relationship intangible assets	(1,899)	(1,726)
Contingent earnout adjustments	(248)	(2,056)
Non-service pension (costs) credits	(2,171)	543
Income before income taxes	16,001	7,582
Provision for income taxes	(5,271)	(2,426)
Net Income	10,730	5,156
Net income attributable to noncontrolling interests	(49)	(60)
Net income attributable to shareholders of Crawford & Company	$10,681	$5,096

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $8.1 million, or 10.5% of revenues before reimbursements, for the three months ended March 31, 2023, compared with 2022 operating earnings of $4.1 million, or 6.4% of revenues before reimbursements. The increase in operating earnings in the 2023 first quarter was primarily due to the increase in revenues.

Excluding centralized indirect support costs, gross profit increased from $11.1 million, or 17.2% of revenues before reimbursements in 2022, to $17.3 million, or 22.5% of revenues before reimbursements, in the three months ended March 31, 2023, due primarily to the increase in revenues.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three months ended March 31, 2023 and 2022 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2022
Three Months Ended March 31,	2023	2022	Variance	2023	Variance
Revenues	$77,127	$64,438	19.7%	$78,781	22.3%
Direct expenses	59,783	53,370	12.0%	61,140	14.6%
Gross profit	17,344	11,068	56.7%	17,641	59.4%
Indirect expenses	9,279	6,933	33.8%	9,570	38.0%
Total North America Loss Adjusting Operating Earnings	$8,065	$4,135	95.0%	$8,071	95.2%

Gross profit margin	22.5%	17.2%	5.3%	22.4%	5.2%
Operating margin	10.5%	6.4%	4.1%	10.2%	3.8%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2022
(in thousands, except percentages)	March 31, 2023	March 31, 2022	Variance	March 31, 2023	Variance
U.S.	$52,766	$40,178	31.3%	$52,766	31.3%
Canada	24,361	24,260	0.4%	26,015	7.2%
Total North America Loss Adjusting Revenues before Reimbursements	$77,127	$64,438	19.7%	$78,781	22.3%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $77.1 million in the three months ended March 31, 2023, compared with $64.4 million in the 2022 period. This increase was due to increased business in the U.S. from both new and existing clients. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately 2.6%, or $1.7 million, for the three months ended March 31, 2023 as compared with the 2022 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $78.8 million for the three months ended March 31, 2023. There was a decrease in segment unit volume, measured principally by cases received, of (5.2)% for the three months ended March 31, 2023, compared with the 2022 period, due to a change in the mix of services provided and reduction in high-frequency, low-severity cases that were present in the prior year. Excluding 7,200 high-frequency, low-severity cases received in the 2022 first quarter for which minimal revenues were recognized, cases received would have increased by 4.6% in the 2023 first quarter compared to the 2022 period. Changes in product mix and in the rates charged for those services accounted for a 15.1% revenue increase for the three months ended March 31, 2023 compared with the same period in 2022, as a result of the lower proportion of high-frequency, low-severity cases.

The increase in revenues in the U.S. for the three months ended March 31, 2023 was due to an increase in both Field Operations and Global Technical Services revenues in the current year. Based on constant foreign exchange rates, there was an increase in revenues in Canada in 2023, compared with 2022, partially offset by a reduction in high-frequency, low-severity cases in 2023.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $2.9 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. This increase was due to the increase in revenues, partially offset by a change in the mix of claims handled in Canada.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2023	March 31, 2022	Variance
U.S.	37,076	35,938	3.2%
Canada	35,926	41,055	(12.5)%
Total North America Loss Adjusting Cases Received	73,002	76,993	(5.2)%

Overall, there was a decrease in cases of (5.2)% in the three months ended March 31, 2023, compared to the same period in 2022. There was an increase in U.S. case volumes in the 2023 first quarter due to an increase in weather-related activity. There was a decrease in cases in Canada in the 2023 first quarter due to a change in the mix of services provided resulting from lower high-frequency, low-severity cases, compared with the 2022 period. There were approximately 4,000 high-frequency, low-severity automobile and Contractor Connection cases received in Canada in the 2022 first quarter, and 3,200 high-frequency, low-severity cases received in the U.S. in the 2022 first quarter, for which minimal revenues were recognized in that quarter. Excluding these cases, U.S. cases received would have increased by 4,300, or 13.3%, Canadian cases would have decreased by 1,100, or (3.0)%, and total North America Loss Adjusting cases would have increased by 3,200, or 4.6%, in the 2023 first quarter compared to the 2022 first quarter.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 70.2% for the three months ended March 31, 2023 compared with 72.2% for the 2022 period. The total dollar amount of these expenses increased to $54.2 million for the three months ended March 31, 2023 from $46.5 million for the comparable 2022 period. The increase in amounts was due to an increase in employees required to handle the increased service demands. The decrease in the percentage of revenues before reimbursements is due to higher staff utilization, compared to the 2022 period. There was an average of 2,091 full-time equivalent employees in this segment in the three months ended March 31, 2023 compared with an average of 1,952 in the 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $14.9 million for the three months ended March 31, 2023 compared with $13.8 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 19.3% for the three months ended March 31, 2023 compared with 21.4% for the 2022 period. The increase in the current year amount was due to the higher revenues and technology investments. The decrease in the expense as a percentage of revenues before reimbursements is due to operating leverage from the increased revenues.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $3.0 million, or 3.3% of revenues before reimbursements, for the three months ended March 31, 2023, compared with an operating loss of $(3.1) million, or (3.4)% of revenues before reimbursements, in the comparable 2022 period. The increase in operating earnings in the 2023 period was primarily due to increased revenues in Australia and the U.K., and cost reductions in various international operations.

Excluding centralized indirect support costs, gross profit increased from $10.0 million, or 11.2% of revenues before reimbursements in 2022, to $15.7 million, or 17.1% of revenues before reimbursements, in the three months ended March 31, 2023. This increase was primarily due to increased revenues and cost reductions in various operations.

Operating results for our International Operations segment, including gross profit, for the three months ended March 31, 2023 and 2022 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2022
Three Months Ended March 31,	2023	2022	Variance	2023	Variance
Revenues	$91,863	$89,272	2.9%	$99,609	11.6%
Direct expenses	76,159	79,308	(4.0)%	82,599	4.1%
Gross profit	15,704	9,964	57.6%	17,010	70.7%
Indirect expenses	12,669	13,031	(2.8)%	13,751	5.5%
Total International Operations Operating Earnings (Loss)	$3,035	$(3,067)	199.0%	$3,259	206.3%

Gross profit margin	17.1%	11.2%	5.9%	17.1%	5.9%
Operating margin	3.3%	(3.4)%	6.7%	3.3%	6.7%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2022
(in thousands, except percentages)	March 31, 2023	March 31, 2022	Variance	March 31, 2023	Variance
U.K.	$33,124	$34,050	(2.7)%	$36,949	8.5%
Europe	22,764	23,667	(3.8)%	24,628	4.1%
Australia	22,994	18,717	22.9%	24,511	31.0%
Asia	5,627	5,659	(0.6)%	5,917	4.6%
Latin America	7,354	7,179	2.4%	7,604	5.9%
Total International Operations Revenues before Reimbursements	$91,863	$89,272	2.9%	$99,609	11.6%

Revenues before reimbursements from our International Operations segment totaled $91.9 million in the three months ended March 31, 2023, compared with $89.3 million in the 2022 period. This increase was primarily due to increases in Australia. The change in exchange rates decreased our International Operations segment revenues by approximately 8.7%, or $7.7 million, for the three months ended March 31, 2023 as compared with the 2022 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $99.6 million for the three months ended March 31, 2023. There was a $0.7 million increase, or 0.8% increase in International Operations revenues in the quarter as a result of the recent Van Dijk acquisition in Europe. There was a decrease in segment unit volume, measured principally by cases received, of (7.7)% for the three months ended March 31, 2023, compared with the 2022 period, due to a change in the mix of services provided between quarters. Cases declined 5.5% due to a decrease of 7,500 high-frequency, low-severity cases received in Europe in the 2022 first quarter for which only minimal revenues were recognized. Changes in product mix and in the rates charged for those services accounted for a 4.3% revenue increase for the three months ended March 31, 2023 compared with the same period in 2022, due to the decrease in high-frequency, low-severity cases in Australia and Asia.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the 2023 first quarter was due to an increase in case volumes from both new and existing clients. There was an increase in revenues in Europe in the 2023 first quarter, compared with 2022, due to the Van Dijk acquisition, partially offset by a decrease in high-frequency, low-severity case volume increases in Scandinavia. There was an increase in revenues in Australia in the quarter due to the continued handling of weather-related case activity from the 2022 flooding catastrophe. There was an increase in revenues in Asia in the 2023 first quarter, compared with 2022, due to an increase in cases with higher average fees, partially offset by a decrease in high-frequency, low-severity weather-related case activity in the Philippines and Malaysia. There was an increase in revenues in Latin America in 2023 due to an increase in high-frequency, low-severity cases in Chile and Brazil and a change in the mix of services provided.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $7.5 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase in reimbursed expenses were due to an increased use of third parties in the current year period, primarily related to handling cases received from the catastrophe in Australia.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2023	March 31, 2022	Variance
U.K.	44,952	38,705	16.1%
Europe	43,492	56,923	(23.6)%
Australia	9,993	14,438	(30.8)%
Asia	5,188	7,521	(31.0)%
Latin America	22,858	19,503	17.2%
Total International Operations Cases Received	126,483	137,090	(7.7)%

Overall, there was a decrease in cases received of (7.7)% for the three months ended March 31, 2023, compared with the 2022 period. The increase in the U.K. was due to new business from both new and existing clients. Cases declined in Europe due to a change in the mix of services provided between quarters, including a reduction of 7,500 high-frequency, low-severity cases in Scandinavia, partially offset by an increase of 200 cases from the Van Dijk acquisition. There was a decrease in weather-related cases in Australia related to flooding catastrophe in 2022, although revenues are recognized across multiple quarters as services are performed. The decrease in cases received in Asia was due to a decrease in high-frequency, low-severity weather-related activity in the Philippines and Malaysia. Latin America experienced an increase in high-frequency, low-severity cases in Chile and Brazil.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 66.9% for the three months ended March 31, 2023 compared with 70.6% for the 2022 period. The total dollar amount of these expenses were $61.4 million for the three months ended March 31, 2023, compared to $63.0 million for the 2022 period. The decrease in the amounts was due to cost reductions undertaken in 2022. The decrease in the percentage of revenues before reimbursements is due to increased staff utilization. There was an average of 3,693 full-time equivalent employees in this segment in the three months ended March 31, 2023, including 15 from the Van Dijk acquisition, compared with an average of 3,608 in the comparable 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $27.4 million for the three months ended March 31, 2023 compared with $29.3 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 29.8% for the three months ended March 31, 2023 compared with 32.9% for the 2022 period. The decrease in the expense, as well as the decrease in the expense as a percent of revenues before reimbursements, was due to a decrease in administrative costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $7.9 million, or 9.8% of revenues before reimbursements, for the three months ended March 31, 2023 as compared with $6.4 million, or 8.4% of revenues before reimbursements, for the first quarter of 2022. The increase in the 2023 first quarter was due to an increase in revenues.

Excluding centralized indirect support costs, first quarter gross profit increased from $16.4 million, or 21.5% of revenues before reimbursements, in 2022 to $19.2 million, or 23.7% of revenues before reimbursements in 2023, due to the increase in revenues.

Operating results for our Broadspire segment, including gross profit, for the three months ended March 31, 2023 and 2022 were as follows:

	In thousands (except percentages)
Three Months Ended March 31,	2023	2022	Variance
Revenues	$81,182	$76,454	6.2%
Direct expenses	61,933	60,038	3.2%
Gross profit	19,249	16,416	17.3%
Indirect expenses	11,322	9,982	13.4%
Total Broadspire Operating Earnings	$7,927	$6,434	23.2%

Gross profit margin	23.7%	21.5%	2.2%
Operating margin	9.8%	8.4%	1.4%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	March 31, 2022	Variance
Claims Management	$40,236	$39,551	1.7%
Medical Management	40,946	36,903	11.0%
Total Broadspire Revenues before Reimbursements	$81,182	$76,454	6.2%

Revenues before reimbursements from our Broadspire segment totaled $81.2 million in the three months ended March 31, 2023 compared with $76.5 million in the 2022 period. This increase was primarily due to an increase in new client growth across both service lines. Unit volumes, measured principally by cases received, decreased by (3.7)% for the three months ended March 31, 2023 compared with the same period of 2022. This reduction in unit volumes was due to a decrease of approximately 10,000 high-frequency, low-severity Disability cases that were present in the 2022 first quarter for which minimal revenues were recognized. Excluding these Disability cases, Broadspire cases received would have increased by 3.8% in the 2023 first quarter compared to 2022. Changes in product mix and in the rates charged for those services accounted for a 2.4% revenue increase for the 2023 first quarter compared with the 2022 period.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.7 million for both the three months ended March 31, 2023 and 2022. Although there was an increase in revenues, there was not an increase in reimbursed expenses in the 2023 period.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2023	March 31, 2022	Variance
Claims Management	95,807	100,892	(5.0)%
Medical Management	32,915	32,830	0.3%
Total Broadspire Cases Received	128,722	133,722	(3.7)%

Overall case volumes were (3.7)% lower for the three months ended March 31, 2023, due to a decrease in Claims Management, which was due to a decrease of approximately 10,000 Disability cases that were present in the 2022 first quarter. Medical Management cases received were slightly higher than the prior year quarter due to an increase in referrals. Excluding the Disability cases, Broadspire cases received would have reflected an increase of approximately 5,000 cases, or 3.8%, in the 2023 first quarter compared to 2022.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Direct compensation, fringe benefits, and non-employee labor totaled $52.6 million for the three months ended March 31, 2023, compared to $47.9 million for the three months ended March 31, 2022. Direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 62.7% in 2022 to 64.8% in 2023. The increase in the amounts was due to the increased revenues and an increase in average full-time equivalent employees. The increase in expense as a percent of revenues before reimbursements was due to an increase in compensation, additional resources to handle the increase in business activity, advance hiring for new business, and additional staffing in support of client requirements. Average full-time equivalent employees in this segment totaled 2,591 in the first three months ended March 31, 2023, compared with 2,421 in the comparable 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 25.4% for the three months ended March 31, 2023, compared with 28.9% in the 2022 period. The amount of these expenses decreased from $22.1 million for the three months ended March 31, 2022 to $20.6 million in 2023. The decrease in the overall expense and in expense as a percent of revenues before reimbursements was due to the increased revenues and lower non-compensation related costs.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $10.0 million for the three months ended March 31, 2023, increasing from operating earnings of $8.0 million in the comparable 2022 period. The segment operating margin decreased from 16.5% for the three months ended March 31, 2022, to 15.9% in the comparable 2023 period. The increase in operating earnings was due to the increased revenues in our Contractor Connection and Networks service lines. The decrease in operating margin in 2023 was due to a higher proportionate increase in operating expenses than the increase in revenues in our Networks service line.

Excluding indirect support costs, gross profit in the first quarter increased from $12.5 million, or 25.6% of revenues before reimbursements in 2022, to $15.5 million, or 24.7% of revenues before reimbursements, in 2023. The increase in gross profit was due to the increase in revenues in our Contractor Connection and Networks service lines. The decrease in operating margin in 2023 was due to a higher proportionate increase in operating expenses than the increase in revenues in our Networks service line.

Operating results for our Platform Solutions segment, including gross profit, for the three months ended March 31, 2023 and 2022 were as follows:

	In thousands (except percentages)
Three Months Ended March 31,	2023	2022	Variance
Revenues	$62,820	$48,861	28.6%
Direct expenses	47,285	36,330	30.2%
Gross profit	15,535	12,531	24.0%
Indirect expenses	5,569	4,493	23.9%
Total Platform Solutions Operating Earnings	$9,966	$8,038	24.0%

Gross profit margin	24.7%	25.6%	(0.9)%
Operating margin	15.9%	16.5%	(0.6)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2023	March 31, 2022	Variance
Contractor Connection	$19,301	$15,263	26.5%
Networks	37,403	27,526	35.9%
Subrogation	6,116	6,072	0.7%
Total Platform Solutions Revenues before Reimbursements	$62,820	$48,861	28.6%

Revenues before reimbursements from our Platform Solutions segment totaled $62.8 million in the three months ended March 31, 2023, compared with $48.9 million in the 2022 period. This increase was primarily due to an increase in our Networks service line due to new client growth and increased utilization with existing clients, as well as an increase in our Contractor Connection service line. There was a decrease in segment unit volume, measured principally by cases received, of (10.5)%, for the three months ended March 31, 2023, compared with the 2022 period. Revenues in our Platform Solutions segment include revenues from existing clients where we provide staff augmentation for our clients, which resulted in $11.0 million of increased revenues in 2023, or a 22.5% increase in Platform Solutions revenue. The revenues generated from these clients consist of providing dedicated employees to the clients which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. There was a decrease in high-frequency, low-severity cases in our WeGoLook service line of 14,500 cases, or a decrease of 13.2% of the Platform Solution cases in the three months ended March 31, 2023. Excluding the WeGoLook cases, changes in product mix and in the rates charged for those services accounted for a 3.4% revenue increase for the three months ended March 31, 2023, compared with the same period in 2022.

The increase in revenues for the three months ended March 31, 2023 was due to an increase in our Networks service line due to new client growth and increased utilization with existing clients. The increase in Contractor Connection was due to increases in cases, pricing, and average case value. There was a slight increase in revenues in our Subrogation service line, in spite of a reduction in cases received due to a special project in the 2022 period that had a lower average fee per case.

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Crawford Platform Solutions segment were $0.4 million for the three months ended March 31, 2023 compared with $0.2 million in the 2022 period. This increase was due to an increased use of third parties in the 2023 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2023	March 31, 2022	Variance
Contractor Connection	39,317	38,391	2.4%
Networks	51,616	58,948	(12.4)%
Subrogation	7,557	12,653	(40.3)%
Total Platform Solutions Cases Received	98,490	109,992	(10.5)%

Overall case volumes were (10.5)% lower in the three months ended March 31, 2023, compared with the 2022 period due to a decrease in our Networks and Subrogation service lines. A portion of the increase in revenues in our Networks service line is the result of revenues generated from existing clients which consists of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. There was also a decrease in high-frequency, low-severity cases in our WeGoLook service line of 14,500 cases, or a 13.2% decrease in cases from the three months ended March 31, 2022. There was an increase in cases received in our Contractor Connection service line, due to carrier clients experiencing increased claims activity. The decrease in cases in our Subrogation service line was due to a special project in the 2022 period that had a lower average fee per case.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 65.1% in the 2023 first quarter compared with 65.2% in the 2022 quarter. The dollar amount of these expenses was $40.9 million for the 2023 first quarter and $31.9 million in the 2022 quarter. The increase in costs was due to the higher revenues in the current year and increased employees to support client growth in our Networks service line. The expense as a percentage of revenues before reimbursements in the current year remained flat because the change in compensation was consistent with the change in revenues. There was an average of 1,445 full-time equivalent employees in the Platform Solutions segment in the 2023 three month period, compared with an average of 1,203 for the comparable 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 19.0% of Platform Solutions revenues before reimbursements for the three months ended March 31, 2023 compared with 18.4% for the comparable period in 2022. The dollar amount of these expenses increased to $11.9 million in the 2023 first quarter as compared with $9.0 million in the 2022 period. The increase in the operating expenses in the 2023 period is due to additional expense needed to support the increased revenues. The increase as a percent of revenues before reimbursements is due to technology investments.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, amounts related to uncertain income tax positions, and goodwill impairments. We estimate that our effective income tax rate for 2023 will be approximately 34% to 36% after considering known discrete items as of March 31, 2023.

The provision for income taxes on consolidated income before income tax totaled $5.3 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively. The overall effective tax rate increased to 32.9% for the three months ended March 31, 2023 compared with 32.0% for the 2022 period primarily due to losses in certain international operations.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $4.7 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. Interest income was $0.3 million and below $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.9 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2023 and 2022, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $4.1 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase in the 2023 first quarter was primarily due to a $1.8 million gain on sale of our Canadian head office building in the 2022 first quarter and an increase in self-insurance costs in 2023, partially offset by other cost reductions.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This expense totaled $0.2 million and $2.1 million in the 2023 first quarter and comparable 2022 period, respectively. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Cost and Credits

Non-service pension cost totaled $2.2 million in the 2023 first quarter, compared to a $(0.5) million credit in the 2022 first quarter. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense. The exclusion of this measurement is intended to exclude volatility related to an expense that is non-operating in nature and not related to business performance.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At March 31, 2023, our working capital balance (current assets less current liabilities) was approximately $82.2 million, an increase of $10.4 million from the working capital balance at December 31, 2022. Our cash and cash equivalents were $43.3 million at March 31, 2023, compared with $46.0 million at December 31, 2022.

Cash and cash equivalents as of March 31, 2023 consisted of $10.6 million held in the U.S. and $32.7 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Used in Operating Activities

Cash used in operating activities was $0.4 million for the three months ended March 31, 2023, compared with $15.3 million used in operating activities in the comparable period of 2022. The decrease in cash used was primarily driven by a $5.6 million increase in net income, $7.7 million reduction in incentive compensation payments and increases in accrued income taxes and deferred revenues, partially offset by reductions in other accruals.

Cash Used in Investing Activities

Cash used in investing activities was $8.6 million for the three months ended March 31, 2023, compared with $25.9 million used in the first three months of 2022. The decrease in use for 2023 was primarily due to $20.9 million payments related to the Praxis acquisition in 2022. Capital expenditures were $8.6 million in 2023 compared to $7.6 million in 2022.

Cash Provided by Financing Activities

Cash provided by financing activities was $5.2 million for the three months ended March 31, 2023, compared with $37.6 million for the 2022 period. We paid $2.9 million in dividends in the three months ended March 31, 2023 compared with $3.1 million in the 2022 period. During the first three months of 2023, there was an increase of $9.1 million of net borrowing from our revolving credit facility, compared with a net increase during the first three months of 2022 of $57.8 million. There were no share repurchases in the 2023 period, compared with $16.1 million for the first three months of 2022.

Other Matters Concerning Liquidity and Capital Resources

As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.9 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $191.9 million at March 31, 2023. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $249.4 million as of March 31, 2023 compared with $238.9 million at December 31, 2022.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility with Bank of America (the "Credit Facility") based on our trailing twelve month EBITDA, as defined in our Credit Facility. At March 31, 2023, we had $43.3 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $191.9 million, resulting in total liquidity of $235.2 million at March 31, 2023.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit pension plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $24.3 million and overfunded by $20.4 million, respectively, at December 31, 2022, based on accumulated benefit obligations of $304.1 million and $154.5 million for the U.S. Qualified Plan and the U.K. plan, respectively.

For the three months ended March 31, 2023 the Company made no contributions to its U.S. defined benefit pension plan and $0.5 million to its U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $0.2 million to the U.K. plans for the three months ended March 31, 2022. The Company does not expect to make any additional discretionary contributions to its U.S. defined benefit pension plan during the remainder of 2023. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the three months ended March 31, 2023, we paid $2.9 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2023, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2022 were as follows:

•
Unbilled revenues increased $6.3 million excluding foreign currency exchange impacts. This increase was primarily due to an increase in the U.K. in our International Operations segment and an increase in the U.S. in our North America Loss Adjustment segment, primarily due to an increase in weather related activity.
•
Accounts payable and accrued liabilities decreased $15.8 million excluding foreign exchange impacts. The decrease is primarily due to payments for employee incentive compensation and timing of accrued payroll.
•
Accrued income taxes increased $3.9 million excluding foreign currency exchange impacts. The increase was primarily due to the increase in income tax provision for the first quarter.

At March 31, 2023, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we have certain material obligations under operating lease agreements to which we are a party. The Company records operating lease-related assets and liabilities on our unaudited Condensed Consolidated Balance Sheets.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as set forth below, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Standards Adopted

Additional information related to adoption of accounting standards is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Pending Adoption of New Accounting Standards

No pending adoptions of issued accounting standards as of March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

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

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023, because of the material weakness in internal control over financial reporting described below.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Company’s operations in the U.K. did not have effective information technology general controls (ITGCs) in the areas of change management and logical access over certain information technology systems that supported its financial reporting processes. Company's U.K. business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. The material weakness did not result in any identified misstatements in the Company’s financial statements.

Notwithstanding the identified material weaknesses, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

During the quarter ended March 31, 2023, the Company improved the user access review procedures and change management protocols in Crawford U.K., implemented improved documentation and monitoring procedures, and improved training procedures that will be issued globally in 2023.

Management’s Remediation Plan

As discussed in the Company's Annual Report on form 10-K for the year ended December 31, 2022, to remediate the material weakness described above, the Company is implementing revised controls and processes in Crawford U.K. that include the following, among others: (1) improve the documentation of the user access review control activities and control activities over program change management, to more clearly communicate management’s expectation of the required responsibilities for the control activities; (2) develop personnel by enhancing training for ITGC owners regarding their roles and responsibilities within the control objectives and activities; and (3) implement automated user access review and program change management tools to ensure compliance. The Audit Committee of the Board of Directors has reviewed and discussed these matters with management.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2022, the Company has not purchased any shares pursuant to the 2021 Repurchase Authorization. As of March 31, 2023 the Company was authorized to repurchase 1,793,371 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of December 31, 2022				1,793,371
January 1, 2023 - January 31, 2023
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of January 31, 2023				1,793,371
February 1, 2023 - February 28, 2023
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of February 28, 2023				1,793,371
March 1, 2023 - March 31, 2023
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of March 31, 2023	—		—	1,793,371

Item 6. Exhibits

Exhibit
No.	Description
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	May 3, 2023	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)