Form 10-Q
period 2023-06-30
CRAWFORD & CO
filed 2023-08-03
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2023

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of July 27, 2023, was as follows:

Class A Common Stock, $1.00 par value: 29,138,906

Class B Common Stock, $1.00 par value: 19,848,490

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2023

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2023	2022
Revenues:

Revenues before reimbursements	$320,665	$293,345
Reimbursements	13,073	10,306
Total Revenues	333,738	303,651

Costs and Expenses:

Costs of services provided, before reimbursements	234,031	218,134
Reimbursements	13,073	10,306
Total costs of services	247,104	228,440

Selling, general, and administrative expenses	66,582	65,397

Corporate interest expense, net of interest income of $660 and $339, respectively	4,309	1,780

Total Costs and Expenses	317,995	295,617

Other (Loss) Income, net	(2,192)	571

Income Before Income Taxes	13,551	8,605

Provision for Income Taxes	5,206	2,768

Net Income	8,345	5,837

Net Loss (Income) Attributable to Noncontrolling Interests	82	(7)

Net Income Attributable to Shareholders of Crawford & Company	$8,427	$5,830

Earnings Per Share - Basic:
Class A Common Stock	$0.17	$0.12
Class B Common Stock	$0.17	$0.12

Earnings Per Share - Diluted:
Class A Common Stock	$0.17	$0.12
Class B Common Stock	$0.17	$0.12

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	28,956	28,757
Class B Common Stock	19,848	19,987

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	29,770	29,145
Class B Common Stock	19,848	19,987

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022
Revenues:

Revenues before reimbursements	$633,657	$572,370
Reimbursements	24,677	19,070
Total Revenues	658,334	591,440

Costs and Expenses:

Costs of services provided, before reimbursements	461,109	423,715
Reimbursements	24,677	19,070
Total costs of services	485,786	442,785

Selling, general, and administrative expenses	129,951	130,239

Corporate interest expense, net of interest income of $936 and $358, respectively	8,708	3,298

Total Costs and Expenses	624,445	576,322

Other (Loss) Income, net	(4,337)	1,069

Income Before Income Taxes	29,552	16,187

Provision for Income Taxes	10,477	5,194

Net Income	19,075	10,993

Net Loss (Income) Attributable to Noncontrolling Interests	33	(67)

Net Income Attributable to Shareholders of Crawford & Company	$19,108	$10,926

Earnings Per Share - Basic:
Class A Common Stock	$0.39	$0.22
Class B Common Stock	$0.39	$0.22

Earnings Per Share - Diluted:
Class A Common Stock	$0.39	$0.22
Class B Common Stock	$0.39	$0.22

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	28,899	29,827
Class B Common Stock	19,848	20,381

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	29,456	30,151
Class B Common Stock	19,848	20,381

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,
(In thousands)	2023	2022
Net Income	$8,345	$5,837

Other Comprehensive Income (Loss):
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(1,984)	(6,992)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $609 and $679, respectively	2,653	2,017

Other Comprehensive Income (Loss)	669	(4,975)

Comprehensive Income	9,014	862

Comprehensive loss attributable to noncontrolling interests	76	127

Comprehensive Income Attributable to Shareholders of Crawford & Company	$9,090	$989

	Six Months Ended June 30,
(In thousands)	2023	2022

Net Income	$19,075	$10,993

Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	5,706	(11,944)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,340 and $1,271, respectively	4,739	3,693

Other Comprehensive Income (Loss)	10,445	(8,251)

Comprehensive Income	29,520	2,742

Comprehensive loss attributable to noncontrolling interests	69	53

Comprehensive Income Attributable to Shareholders of Crawford & Company	$29,589	$2,795

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$47,479	$46,007
Accounts receivable, less allowance for expected credit losses of $9,610 and $9,322, respectively	160,333	141,106
Unbilled revenues, at estimated billable amounts	129,121	126,274
Income taxes receivable	9,164	9,098
Prepaid expenses and other current assets	29,032	28,782
Total Current Assets	375,129	351,267
Net Property and Equipment	25,406	27,809
Other Assets:
Operating lease right-of-use assets, net	92,535	93,334
Goodwill	76,720	76,622
Intangible assets arising from business acquisitions, net	86,852	88,039
Capitalized software costs, net	90,119	82,975
Deferred income tax assets	18,812	19,573
Other noncurrent assets	56,201	51,888
Total Other Assets	421,239	412,431
TOTAL ASSETS	$821,774	$791,507

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$30,552	$27,048
Accounts payable	44,094	50,847
Accrued compensation and related costs	76,558	79,285
Self-insured risks	15,500	12,614
Income taxes payable	143	1,208
Operating lease liability	24,028	22,910
Other accrued liabilities	64,518	56,293
Deferred revenues	33,950	29,282
Total Current Liabilities	289,343	279,487
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	212,217	211,810
Operating lease liability	82,359	84,628
Deferred revenues	25,472	24,737
Accrued pension liabilities	25,250	25,914
Other noncurrent liabilities	37,238	41,553
Total Noncurrent Liabilities	382,536	388,642
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 28,977 and 28,764 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	28,977	28,764
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,848 and 19,848 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	19,848	19,848
Additional paid-in capital	81,025	78,158
Retained earnings	226,348	213,094
Accumulated other comprehensive loss	(204,840)	(215,321)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	151,358	124,543
Noncontrolling interests	(1,463)	(1,165)
Total Shareholders' Investment	149,895	123,378
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$821,774	$791,507

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$19,075	$10,993
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,241	18,455
Stock-based compensation	2,609	3,410
Loss (gain) on disposal of property and equipment	116	(1,544)
Contingent earnout adjustments	973	2,359
Changes in operating assets and liabilities:
Accounts receivable, net	(15,107)	1,241
Unbilled revenues, net	1,828	(27,557)
Accrued or prepaid income taxes	(1,217)	(5,275)
Accounts payable and accrued liabilities	(3,928)	(9,403)
Deferred revenues	4,529	(1,080)
Accrued retirement costs	750	(3,016)
Prepaid expenses and other operating activities	(700)	(1,335)
Net cash provided by (used in) operating activities	27,169	(12,752)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(1,914)	(3,123)
Capitalization of computer software costs	(16,031)	(12,561)
Payments for business acquisitions, net of cash acquired	—	(25,941)
Cash proceeds from sale of property and equipment	—	3,032
Net cash used in investing activities	(17,945)	(38,593)

Cash Flows from Financing Activities:
Cash dividends paid	(5,854)	(6,034)
Repurchases of common stock	—	(26,749)
Increases in revolving credit facility borrowings	20,958	86,865
Payments on revolving credit facility borrowings	(18,879)	(6,011)
Payments of contingent consideration on acquisitions	(4,916)	(1,654)
Other financing activities	213	(285)
Net cash (used in) provided by financing activities	(8,478)	46,132
Effects of exchange rate changes on cash and cash equivalents	1,062	(1,400)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,808	(6,613)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	46,645	53,689
Cash, Cash Equivalents, and Restricted Cash at End of Period	$48,453	$47,076

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2023	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2023	$28,764	$19,848	$78,158	$213,094	$(215,321)	$124,543	$(1,165)	$123,378
Net income	—	—	—	10,681	—	10,681	49	10,730
Other comprehensive (loss) income	—	—	—	—	9,818	9,818	(42)	9,776
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,925)	—	(2,925)	—	(2,925)
Stock-based compensation	—	—	1,023	—	—	1,023	—	1,023
Shares issued in connection with stock-based compensation plans, net	161	—	(87)	—	—	74	—	74
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(229)	(229)
Balance at March 31, 2023	$28,925	$19,848	$79,094	$220,850	$(205,503)	$143,214	$(1,387)	$141,827
Net income	—	—	—	8,427	—	8,427	(82)	8,345
Other comprehensive income	—	—	—	—	663	663	6	669
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,929)	—	(2,929)	—	(2,929)
Stock-based compensation	—	—	1,586	—	—	1,586	—	1,586
Shares issued in connection with stock-based compensation plans, net	52	—	345	—	—	397	—	397
Balance at June 30, 2023	$28,977	$19,848	$81,025	$226,348	$(204,840)	$151,358	$(1,463)	$149,895

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2022	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2022	$30,996	$20,812	$74,229	$266,369	$(180,441)	$211,965	$(568)	$211,397
Net income	—	—	—	5,096	—	5,096	60	5,156
Other comprehensive income (loss)	—	—	—	—	(3,290)	(3,290)	14	(3,276)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,114)	—	(3,114)	—	(3,114)
Stock-based compensation	—	—	1,660	—	—	1,660	—	1,660
Repurchases of common stock	(1,498)	(720)	—	(13,871)	—	(16,089)	—	(16,089)
Shares issued in connection with stock-based compensation plans, net	89	—	(89)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022	$29,587	$20,092	$75,800	$254,480	$(183,731)	$196,228	$(752)	$195,476
Net income	—	—	—	5,830	—	5,830	7	5,837
Other comprehensive loss	—	—	—	—	(4,841)	(4,841)	(134)	(4,975)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,920)	—	(2,920)	—	(2,920)
Stock-based compensation	—	—	1,750	—	—	1,750	—	1,750
Repurchases of common stock	(1,159)	(244)	—	(9,257)	—	(10,660)	—	(10,660)
Balance at June 30, 2022	$28,428	$19,848	$77,550	$248,133	$(188,572)	$185,387	$(879)	$184,508

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three and six months ended June 30, 2023 and financial position as of June 30, 2023 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2023 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2023 and December 31, 2022, the liabilities of the deferred compensation plan were $5,942,000 and $6,395,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,139,000 and $10,083,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

2. Recently Issued Accounting Standards

Adoption of New Accounting Standards

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 was effective for fiscal years beginning after December 15, 2022. The adoption of this guidance did not have a material effect on the Company's results of operations, financial condition, or cash flows.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
U.S.	$51,720	$41,099	$104,486	$81,277
Canada	24,107	24,676	48,468	48,936
Total North America Loss Adjusting Revenues before Reimbursements	$75,827	$65,775	$152,954	$130,213

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
U.K.	$32,273	$30,317	$63,005	$61,226
Europe	23,160	24,015	45,924	47,682
Australia	20,523	21,319	41,159	38,450
Asia	5,888	5,521	11,515	11,180
Latin America	7,456	5,736	13,691	11,397
International Loss Adjusting	$89,300	$86,908	$175,294	$169,935

Crawford Legal Services	$6,012	$6,802	$11,881	$13,047
Total International Operations Revenues before Reimbursements	$95,312	$93,710	$187,175	$182,982

The Company’s Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and Disability and Leave Management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of claims management services to its customer. Broadspire also provides claims management services on a monthly basis for which revenue is recognized over time monthly based on claims received and staff required to complete our claim handling obligations. Broadspire also provides Risk Management Information Services and Account Administration services. For non-claim services provided in our Claims Management service line, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.

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

The Medical Management service line offers case managers who provide administration services by proactively managing medical treatment plans for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for Medical Management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Medical Management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. This method of revenue recognition is the most accurate depiction of the transfer of the Medical Management services to the customer. The Company also performs medical bill review services. Medical bill review services provide an analysis of medical charges for clients’ claims to identify opportunities for savings. Medical bill review services revenues are recognized over time as control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer.

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Claims Management	$41,394	$40,426	$81,630	$79,977
Medical Management	42,494	39,688	83,440	76,591
Total Broadspire Revenues before Reimbursements	$83,888	$80,114	$165,070	$156,568

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

The Networks service line generates revenues for claims management services provided to insurance companies and self-insured entities related to property, casualty and catastrophic losses. Networks also generates revenue by providing on-demand inspection, verification and other task specific field services for businesses and consumers. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims, applied based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer.

The Subrogation service line provides subrogation recovery and consultative services for the property and casualty insurance industry. Revenue is recognized at a point in time when the subrogation is successful and cash consideration is received.

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Contractor Connection	$19,797	$17,396	$39,098	$32,659
Networks	38,464	32,505	75,867	60,031
Subrogation	7,377	3,845	13,493	9,917
Total Platform Solutions Revenues before Reimbursements	$65,638	$53,746	$128,458	$102,607

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

Claims Management Performance Obligations

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

Performance-based fees

The Company has contracts with certain clients within its International Operations that provide for additional fee revenues or revenue reductions based on its efficiency in managing claim portfolios and on the basis of claim outcomes and the resulting average claim costs for the respective portfolios. These amounts are in addition to, or a reduction of, the fee revenues discussed above. These performance-based revenues, which represent variable consideration, are based on performance metrics set forth in the underlying contracts. These are generally under multi-year contracts but with discrete individual contract year measurement periods that remain subject to adjustment until claim closure. Variable consideration is recognized when the Company concludes, based on all the facts and information available at the reporting date, that it is probable that a significant revenue reversal will not occur in future periods. Each period, the Company bases its estimates of performance-based revenues on an individual contract year basis, which are subject to adjustment in future years based on changes in average claim costs. Accordingly, the amounts represent the Company's best estimate of amounts earned using historical averages and other factors. Because the expectation of the ultimate contingent revenue amounts to be earned can vary from period to period, these estimates might change materially from quarter to quarter, and such adjustments may occur in future periods until the individual contract year measurement period is closed.

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivables, contract assets (reported as "Unbilled revenues at estimated billable amounts") and contract liabilities (reported as "Deferred revenues") on the Company’s unaudited Condensed Consolidated Balance Sheets. Unbilled revenues is a contract asset for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that the Company expects and is entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially, all unbilled revenues are billed within one year.

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. For all fixed fee service agreements, revenues are recognized over the expected service periods by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2023 and the significant activity affecting deferred revenues during the six months ended June 30, 2023:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2023	$54,019
Quarterly additions	21,252
Revenue recognized from the prior periods	(12,142)
Revenue recognized from current quarter additions	(5,583)
Balance as of March 31, 2023	$57,546
Quarterly additions	28,734
Revenue recognized from the prior periods	(16,250)
Revenue recognized from current quarter additions	(10,608)
Balance as of June 30, 2023	$59,422

Remaining Performance Obligations

As of June 30, 2023, the Company had $99,100,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claims processing has not yet occurred. The Company expects to recognize approximately 70% of our remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

The provision for income taxes on consolidated income before income taxes totaled a provision of $5,206,000 and $2,768,000 for the three months ended June 30, 2023 and 2022, respectively. The overall effective tax rate increased to 38.4% for the three months ended June 30, 2023 compared with 32.2% for the 2022 period primarily due to losses in certain international operations.

The provision for income taxes on consolidated income before income taxes totaled $10,477,000 and $5,194,000 for the six months ended June 30, 2023 and 2022, respectively. The overall effective tax rate increased to 35.5% for the six months ended June 30, 2023 compared with 32.1% for the 2022 period primarily due to losses in certain international operations.

6. Defined Benefit Pension Plans

Net periodic cost (benefit) related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 included the following components:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service cost	$356	$339	$713	$684
Interest cost	5,983	3,379	11,922	6,773
Expected return on assets	(6,796)	(6,388)	(13,568)	(12,807)
Amortization of actuarial loss	3,005	2,500	5,983	5,027
Net periodic cost (benefit)	$2,548	$(170)	$5,050	$(323)

For the three months ended June 30, 2023 and 2022, the non-service components of net periodic pension expense (benefit) of $2,192,000 and $(509,000), respectively, are included in "Other (Loss) Income, net" on the unaudited Condensed Consolidated Statement of Operations.

For the six months ended June 30, 2023 and 2022, the non-service components of net periodic pension expense (benefit) of $4,337,000 and $(1,007,000), respectively, are included in "Other (Loss) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2023, the Company made no contributions to the U.S. defined benefit pension plan and $1,025,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and $325,000 to the U.K. defined benefit pension plans during the six months ended June 30, 2022, respectively.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$3,262	$2,236	$1,717	$1,193	$7,857	$5,397	$2,906	$1,986
Dividends paid	1,738	1,191	1,721	1,199	3,472	2,382	3,586	2,448
Net income attributable to common shareholders, basic	$5,000	$3,427	$3,438	$2,392	$11,329	$7,779	$6,492	$4,434

Denominator:
Weighted-average common shares outstanding, basic	28,956	19,848	28,757	19,987	28,899	19,848	29,827	20,381
Earnings per share - basic	$0.17	$0.17	$0.12	$0.12	$0.39	$0.39	$0.22	$0.22

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$3,299	$2,199	$1,726	$1,184	$7,918	$5,336	$2,919	$1,973
Dividends paid	1,738	1,191	1,721	1,199	3,472	2,382	3,586	2,448
Net income attributable to common shareholders, diluted	$5,037	$3,390	$3,447	$2,383	$11,390	$7,718	$6,505	$4,421

Denominator:
Weighted-average common shares outstanding, basic	28,956	19,848	28,757	19,987	28,899	19,848	29,827	20,381
Weighted-average effect of dilutive securities	814	—	388	—	557	—	324	—
Weighted-average common shares outstanding, diluted	29,770	19,848	29,145	19,987	29,456	19,848	30,151	20,381
Earnings per share - diluted	$0.17	$0.17	$0.12	$0.12	$0.39	$0.39	$0.22	$0.22

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Shares underlying stock options excluded	456	1,530	1,482	1,530
Performance stock grants excluded because performance conditions have not been met (1)	1,059	836	908	730

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and six months ended June 30, 2023 and 2022, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
CRD-A issued under the Non-Employee Director Stock Plan	—	—	134	94
CRD-A issued under the U.K. ShareSave Scheme	52	—	52	—
CRD-A issued under the Employee Stock Purchase Plan	—	—	27	(6)

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization which had a remaining authorization to purchase 413,317 shares on December 31, 2021. Under the repurchase program, repurchases may be made through December 31, 2023 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At June 30, 2023, there were 1,793,371 remaining shares authorized to repurchase under the 2021 Repurchase Authorization.

During the six months ended June 30, 2023, the Company did not repurchase any shares of CRD-A or CRD-B. During the six months ended June 30, 2022, the Company repurchased 2,656,474 shares of CRD-A and 963,472 shares of CRD-B at an average cost of $7.41 and $7.32, respectively.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $522,000 and $1,173,000 for the three and six months ended June 30, 2023, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(44,849)	$(160,654)	$(205,503)	$(52,581)	$(162,740)	$(215,321)
Other comprehensive (loss) income before reclassifications	(1,990)	—	(1,990)	5,742	—	5,742
Amounts reclassified from accumulated other comprehensive income to net income	—	2,653	2,653	—	4,739	4,739
Net current period other comprehensive (loss) income	(1,990)	2,653	663	5,742	4,739	10,481
Ending balance	$(46,839)	$(158,001)	$(204,840)	$(46,839)	$(158,001)	$(204,840)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(26,726)	$(157,005)	$(183,731)	$(21,760)	$(158,681)	$(180,441)
Other comprehensive loss before reclassifications	(6,858)	—	(6,858)	(11,824)	—	(11,824)
Amounts reclassified from accumulated other comprehensive income to net income	—	2,017	2,017	—	3,693	3,693
Net current period other comprehensive (loss) income	(6,858)	2,017	(4,841)	(11,824)	3,693	(8,131)
Ending balance	$(33,584)	$(154,988)	$(188,572)	$(33,584)	$(154,988)	$(188,572)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2023
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,412	$10,412	$—	$—

Liabilities:
Contingent earnout liability (2)	10,455	—	—	10,455

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The contingent earnout liability relates to businesses acquired since 2020. See Note 12, "Business Acquisitions" for more information. The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data. The Company recognized a pretax contingent earnout expense totaling $725,000 and $973,000 in the three and six months ended June 30, 2023 related to the fair value adjustment of earnout liabilities arising from recent acquisitions. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and six months ended June 30, 2023. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

The fair values of accounts receivable, unbilled revenues, accounts payable and short-term borrowings approximate their respective carrying values due to the short-term maturities of the instruments. The interest rate on the Company's variable rate long-term debt resets at least every 90 days; therefore, the recorded value approximates fair value.

Nonrecurring Fair Value Disclosures

Goodwill is an asset that represents the excess of the purchase price over the fair value of the separately identifiable net assets (tangible and intangible) acquired in certain business combinations. Indefinite-lived intangible assets consist of trade names associated with acquired businesses. Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing at least annually. Other long-lived assets consist primarily of property and equipment, capitalized software, and amortizable intangible assets related to customer relationships, technology, and trade names with finite lives. Other long-lived assets are evaluated for impairment when impairment indicators are identified.

Goodwill is tested for impairment on October 1st of each year, or between annual impairment tests, if events or circumstances have occurred which indicate potential impairment of goodwill. When testing for impairment, the carrying value of each reporting unit, including goodwill, is compared with the estimated fair value of the respective reporting unit as determined utilizing a combination of the income and market approaches and is classified in Level 3 ot the fair value hierarchy. The Company did not identify any impairment indicators during the three months ended March 31, 2023 or June 30, 2023.

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

Financial information for the three and six months ended June 30, 2023 and 2022 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
North America Loss Adjusting	$75,827	$65,775	$152,954	$130,213
International Operations	95,312	93,710	187,175	182,982
Broadspire	83,888	80,114	165,070	156,568
Platform Solutions	65,638	53,746	128,458	102,607
Total segment revenues before reimbursements	320,665	293,345	633,657	572,370
Reimbursements	13,073	10,306	24,677	19,070
Total revenues	$333,738	$303,651	$658,334	$591,440

Segment Operating Earnings (Loss)
North America Loss Adjusting	$3,900	$2,649	$11,965	$6,783
International Operations	3,742	(661)	6,777	(3,726)
Broadspire	8,148	7,667	16,075	14,101
Platform Solutions	8,106	4,596	18,072	12,633
Total segment operating earnings	23,896	14,251	52,889	29,791

(Deduct) Add:
Unallocated corporate and shared costs, net	(1,098)	(1,945)	(5,217)	(4,940)
Net corporate interest expense	(4,309)	(1,780)	(8,708)	(3,298)
Stock option expense	(139)	(130)	(295)	(336)
Amortization of customer-relationship intangible assets	(1,979)	(2,060)	(3,878)	(3,786)
Contingent earnout adjustments	(725)	(303)	(973)	(2,359)
Non-service pension (costs) credits	(2,095)	572	(4,266)	1,115
Income before income taxes	$13,551	$8,605	$29,552	$16,187

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
International Operations
International Loss Adjusting	$89,300	$86,908	$175,294	$169,935
Crawford Legal Services	6,012	6,802	11,881	13,047
Total Revenues before Reimbursements--International Operations	$95,312	$93,710	$187,175	$182,982

Broadspire
Claims Management	$41,394	$40,426	$81,630	$79,977
Medical Management	42,494	39,688	83,440	76,591
Total Revenues before Reimbursements--Broadspire	$83,888	$80,114	$165,070	$156,568

Platform Solutions
Contractor Connection	$19,797	$17,396	$39,098	$32,659
Networks	38,464	32,505	75,867	60,031
Subrogation	7,377	3,845	13,493	9,917
Total Revenues before Reimbursements--Platform Solutions	$65,638	$53,746	$128,458	$102,607

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On June 30, 2023, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,852,000.

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

12. Business Acquisitions

R.P. van Dijk B.V. Acquisition

On April 1, 2022, the Company purchased assets associated with R.P. van Dijk B.V. ("Van Dijk"), a bodily injury loss adjusting company based in the Netherlands. The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included an initial cash consideration of $4,313,000, and an earn-out potential up to $2,200,000 payable over the next two years based on the achievement of revenue performance goals and other nonfinancial milestones over two one-year periods, beginning April 2022.

This acquisition expanded the Company's network in the Netherlands and strengthens its bodily injury loss adjusting service offering by adding a highly qualified team of adjusters experienced in managing complex loss events resulting in injury or death, as well as handling medical liability claims. The acquisition supports the Company's strategic aim of strengthening its expertise in all key territories in which it operates.

The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $1,342,000. At June 30, 2023, the fair value of the contingent consideration payable has increased to $2,110,000 based on revised internal forecasts. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Final acquisition accounting for this acquisition was complete as of June 30, 2023.

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

(In thousands)	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$47,479	$46,007	$46,254	$53,228
Restricted cash within prepaid expenses and other current assets	974	638	822	461
Total cash, cash equivalents and restricted cash	$48,453	$46,645	$47,076	$53,689

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of June 30, 2023, the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2023 and 2022, the condensed consolidated statements of shareholders' investment for the three-month periods ended March 31 and June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 3, 2023

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended June 30, 2023 and 2022, and as of June 30, 2023, and December 31, 2022, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2022. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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
•
International Operations, which services the global property and casualty market outside North America. This is comprised of Loss Adjusting operations in the U.K., Europe, Australia, Asia and Latin America, including Crawford Legal Services. The International Operations include all operations, including Loss Adjusting, Global Technical Services, third party administration, and where applicable, Contractor Connection services, within the respective countries.
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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements increased $27.3 million, or 9.3%, for the three months ended June 30, 2023 and $61.3 million, or 10.7% for the six months ended June 30, 2023, compared with the same periods of 2022. This increase was due to increases in all of our operating segments in the 2023 three and six month periods. Changes in foreign exchange rates reduced our consolidated revenues before reimbursements by $7.5 million, or 2.6%, for the three months ended June 30, 2023 and $16.9 million, or 3.0% for the six months ended June 30, 2023 as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and six months ended June 30, 2023.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended June 30, 2022
(in thousands, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	% Variance
Revenues:
North America Loss Adjusting	$75,827	$65,775	15.3%	$77,077	17.2%
International Operations	95,312	93,710	1.7%	101,525	8.3%
Broadspire	83,888	80,114	4.7%	83,888	4.7%
Platform Solutions	65,638	53,746	22.1%	65,638	22.1%
Total revenues before reimbursements	320,665	293,345	9.3%	328,128	11.9%
Reimbursements	13,073	10,306	26.8%	13,791	33.8%
Total Revenues	$333,738	$303,651	9.9%	$341,919	12.6%

	Six Months Ended			Six Months Ended
				Based on exchange rates for the six months ended June 30, 2022
(in thousands, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	% Variance
Revenues:
North America Loss Adjusting	$152,954	$130,213	17.5%	$155,858	19.7%
International Operations	187,175	182,982	2.3%	201,134	9.9%
Broadspire	165,070	156,568	5.4%	165,070	5.4%
Platform Solutions	128,458	102,607	25.2%	128,458	25.2%
Total revenues before reimbursements	633,657	572,370	10.7%	650,520	13.7%
Reimbursements	24,677	19,070	29.4%	26,120	37.0%
Total Revenues	$658,334	$591,440	11.3%	$676,640	14.4%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $34.8 million, or 11.9%, for the three months ended June 30, 2023, and increased $78.2 million, or 13.7% for the six months ended June 30, 2023 compared with the same periods of 2022. Revenues from the North America Loss Adjusting segment increased in the 2023 second quarter and year-to-date periods due to an increase in new business and weather-related activity in the U.S. Revenues from the International Operations segment increased in the 2023 second quarter and year-to-date periods primarily due to increases in the U.K. from both new and existing clients, Australia and Latin America. Revenues from the Broadspire segment increased for the quarter and year-to-date due to an increase in Medical Management revenues. Revenues from the Platform Solutions segment increased in the second quarter and current year-to-date periods due to increases in all service lines. There was a $0.6 million increase in total company revenues in the 2023 second quarter and $1.3 million increase in the year-to-date period as a result of the 2022 Van Dijk acquisition. See Note 12, “Business Acquisitions” of our accompanying consolidated financial statements for more details of this activity.

Overall, there was a decrease in cases received of (6.9)% for the three months ended June 30, 2023 and a decrease of (6.9)% for the six months ended June 30, 2023 due to a reduction of approximately 32,000 and 57,000 high-frequency, low-severity cases in our four operating segments that were present in the 2022 second quarter and year-to-date period, respectively, that generated minimal revenues in the comparable 2022 periods. This includes 15,000 cases received in our International Operations segment in the 2022 second quarter as a result of a weather-related catastrophe in Australia for which revenues were recognized across several quarters as services were performed. In addition, our Platforms Solution segment generated an increase in revenues of approximately $7.0 million in the 2023 second quarter and $18.0 million in the year-to-date period not measured by cases where we provided dedicated employees to the clients. Accordingly, the increase in revenues in the 2023 periods does not necessarily correlate to the change in case volumes.

Cases received are presented below by segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	June 30, 2022	Variance
North America Loss Adjusting	73,685	76,419	(3.6)%	146,687	153,412	(4.4)%
International Operations	114,073	147,297	(22.6)%	240,556	284,387	(15.4)%
Broadspire	143,448	139,123	3.1%	272,170	272,845	(0.2)%
Platform Solutions	116,131	117,867	(1.5)%	214,621	227,859	(5.8)%
Total Crawford Cases Received	447,337	480,706	(6.9)%	874,034	938,503	(6.9)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and six months ended June 30, 2023:

		Three Months Ended
		June 30, 2023		June 30, 2022
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$201,246	62.8%	$174,959	59.6%
U.K.	GBP	34,725	10.8%	33,435	11.4%
Canada	CAD	24,107	7.5%	24,676	8.4%
Australia	AUD	22,926	7.1%	23,643	8.1%
Europe	EUR	14,301	4.5%	14,372	4.9%
Rest of World		23,360	7.3%	22,260	7.6%
Total Revenues, before reimbursements		$320,665		$293,345

		Six Months Ended
		June 30, 2023		June 30, 2022
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$398,014	62.8%	$340,452	59.5%
U.K.	GBP	67,849	10.7%	67,485	11.8%
Canada	CAD	48,468	7.7%	48,936	8.5%
Australia	AUD	45,920	7.2%	42,360	7.4%
Europe	EUR	28,339	4.5%	28,910	5.1%
Rest of World		45,067	7.1%	44,227	7.7%
Total Revenues, before reimbursements		$633,657		$572,370

Costs of services provided, before reimbursements, increased $15.9 million, or 7.3%, for the three months ended June 30, 2023, and increased $37.4 million, or 8.8% for the six months ended June 30, 2023 as compared with the 2022 periods. These increases were primarily due to an increase in compensation expense and other costs in each of our operating segments resulting from the higher revenues, partially offset by the change in exchange rates.

Selling, general, and administrative ("SG&A") expenses increased $1.2 million, or 1.8%, in the three months ended June 30, 2023 due to an increase in compensation expense, including incentive compensation, partially offset by other cost reductions. SG&A expenses decreased ($0.3) million, or (0.2)%, in the six months ended June 30, 2023 as compared with the 2022 period, primarily due to a $1.4 million reduction in contingent earnout adjustments, a reduction in payroll tax and benefits, and various other cost reductions, partially offset by the $1.8 million gain on the sale of our Canadian head office building which occurred in the 2022 first quarter described below.

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

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
North America Loss Adjusting	$75,827	$65,775	$152,954	$130,213
International Operations	95,312	93,710	187,175	182,982
Broadspire	83,888	80,114	165,070	156,568
Platform Solutions	65,638	53,746	128,458	102,607
Total Revenues before reimbursements	320,665	293,345	633,657	572,370
Reimbursements	13,073	10,306	24,677	19,070
Total Revenues	$333,738	$303,651	$658,334	$591,440
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$54,619	$48,349	$108,783	$94,606
% of related revenues before reimbursements	72.0%	73.5%	71.1%	72.7%
International Operations	62,331	65,311	123,752	128,607
% of related revenues before reimbursements	65.4%	69.7%	66.1%	70.3%
Broadspire	54,500	49,801	107,141	97,748
% of related revenues before reimbursements	65.0%	62.2%	64.9%	62.4%
Platform Solutions	43,689	36,467	84,600	68,318
% of related revenues before reimbursements	66.6%	67.9%	65.9%	66.6%
Total	$215,139	$199,928	$424,276	$389,279
% of Revenues before reimbursements	67.1%	68.2%	67.0%	68.0%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$17,308	$14,777	$32,206	$28,824
% of related revenues before reimbursements	22.8%	22.5%	21.1%	22.1%
International Operations	29,239	29,060	56,646	58,101
% of related revenues before reimbursements	30.7%	31.0%	30.3%	31.8%
Broadspire	21,240	22,646	41,854	44,719
% of related revenues before reimbursements	25.3%	28.3%	25.4%	28.6%
Platform Solutions	13,843	12,683	25,786	21,656
% of related revenues before reimbursements	21.1%	23.6%	20.1%	21.1%
Total before reimbursements	81,630	79,166	156,492	153,300
% of Revenues before reimbursements	25.5%	27.0%	24.7%	26.8%
Reimbursements	13,073	10,306	24,677	19,070
Total	$94,703	$89,472	$181,169	$172,370
% of Revenues	28.4%	29.5%	27.5%	29.1%
Segment Operating Earnings (Loss):
North America Loss Adjusting	$3,900	$2,649	$11,965	$6,783
% of related revenues before reimbursements	5.1%	4.0%	7.8%	5.2%
International Operations	3,742	(661)	6,777	(3,726)
% of related revenues before reimbursements	3.9%	(0.7)%	3.6%	(2.0)%
Broadspire	8,148	7,667	16,075	14,101
% of related revenues before reimbursements	9.7%	9.6%	9.7%	9.0%
Platform Solutions	8,106	4,596	18,072	12,633
% of related revenues before reimbursements	12.3%	8.6%	14.1%	12.3%
Deduct (Add):
Unallocated corporate and shared costs, net	(1,098)	(1,945)	(5,217)	(4,940)
Net corporate interest expense	(4,309)	(1,780)	(8,708)	(3,298)
Stock option expense	(139)	(130)	(295)	(336)
Amortization of customer-relationship intangible assets	(1,979)	(2,060)	(3,878)	(3,786)
Contingent earnout adjustments	(725)	(303)	(973)	(2,359)
Non-service pension (costs) credits	(2,095)	572	(4,266)	1,115
Income before income taxes	13,551	8,605	29,552	16,187
Provision for income taxes	(5,206)	(2,768)	(10,477)	(5,194)
Net Income	8,345	5,837	19,075	10,993
Net loss (income) attributable to noncontrolling interests	82	(7)	33	(67)
Net income attributable to shareholders of Crawford & Company	$8,427	$5,830	$19,108	$10,926

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $3.9 million, or 5.1% of revenues before reimbursements, for the three months ended June 30, 2023, compared with 2022 operating earnings of $2.6 million, or 4.0% of revenues before reimbursements. For the six months ended June 30, 2023, our North American Loss Adjusting segment reported operating earnings of $12.0 million, or 7.8% of revenues before reimbursements, compared with 2022 operating earnings of $6.8 million, or 5.2% of revenues before reimbursements. The increase in operating earnings in the 2023 second quarter and year-to-date periods were primarily due to the increase in revenues in the U.S.

Excluding centralized indirect support costs, gross profit increased from $11.3 million, or 17.1% of revenues before reimbursements in 2022, to $13.4 million, or 17.6% of revenues before reimbursements, in the three months ended June 30, 2023. For the six months ended June 30, 2023, gross profit increased from $22.6 million, or 17.4% of revenues before reimbursements in 2022, to $30.7 million, or 20.1% of revenues before reimbursements, due primarily to the increase in revenues in the U.S.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three and six months ended June 30, 2023 and 2022 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2022
Three Months Ended June 30,	2023	2022	Variance	2023	Variance
Revenues	$75,827	$65,775	15.3%	$77,077	17.2%
Direct expenses	62,469	54,507	14.6%	63,584	16.7%
Gross profit	13,358	11,268	18.5%	13,493	19.7%
Indirect expenses	9,458	8,619	9.7%	9,686	12.4%
Total North America Loss Adjusting Operating Earnings	$3,900	$2,649	47.2%	$3,807	43.7%

Gross profit margin	17.6%	17.1%	0.5%	17.5%	0.4%
Operating margin	5.1%	4.0%	1.1%	4.9%	0.9%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2022
Six Months Ended June 30,	2023	2022	Variance	2023	Variance
Revenues	$152,954	$130,213	17.5%	$155,858	19.7%
Direct expenses	122,252	107,569	13.6%	124,724	15.9%
Gross profit	30,702	22,644	35.6%	31,134	37.5%
Indirect expenses	18,737	15,861	18.1%	19,256	21.4%
Total North America Loss Adjusting Operating Earnings	$11,965	$6,783	76.4%	$11,878	75.1%

Gross profit margin	20.1%	17.4%	2.7%	20.0%	2.6%
Operating margin	7.8%	5.2%	2.6%	7.6%	2.4%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2022
(in thousands, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	Variance
U.S.	$51,720	$41,099	25.8%	$51,720	25.8%
Canada	24,107	24,676	(2.3)%	25,357	2.8%
Total North America Loss Adjusting Revenues before Reimbursements	$75,827	$65,775	15.3%	$77,077	17.2%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2022
(in thousands, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	Variance
U.S.	$104,486	$81,277	28.6%	$104,486	28.6%
Canada	48,468	48,936	(1.0)%	51,372	5.0%
Total North America Loss Adjusting Revenues before Reimbursements	$152,954	$130,213	17.5%	$155,858	19.7%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $75.8 million in the three months ended June 30, 2023, compared with $65.8 million in the 2022 period. This increase was due to increased business in the U.S. from both new and existing clients and an increase in weather-related cases. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately 1.9%, or $1.3 million, for the three months ended June 30, 2023 as compared with the 2022 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $77.1 million for the three months ended June 30, 2023. There was a decrease in segment unit volume, measured principally by cases received, of (3.6)% for the three months ended June 30, 2023, compared with the 2022 period, due to a change in the mix of services provided and reduction in high-frequency, low-severity cases that were present in the prior year. Excluding 10,200 high-frequency, low-severity cases received in the 2022 second quarter for which minimal revenues were recognized in that period, cases received would have increased by 9.7% in the 2023 second quarter compared to the 2022 period. Revenues from these cases were recognized across several quarters as services were performed. Changes in product mix and in the rates charged for those services accounted for a 5.6% revenue increase for the three months ended June 30, 2023 compared with the same period in 2022, as a result of the lower proportion of high-frequency, low-severity cases.

Revenues before reimbursements from our North America Loss Adjusting segment totaled $153.0 million in the six months ended June 30, 2023, compared with $130.2 million in the 2022 period. This increase was due to increased business in the U.S. from both new and existing clients, and an increase in weather-related cases. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately 2.2%, or $2.9 million, for the six months ended June 30, 2023 as compared with the 2022 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $155.9 million for the six months ended June 30, 2023. There was a decrease in segment unit volume, measured principally by cases received, of (4.4)% for the six months ended June 30, 2023, compared with the 2022 period, due to a change in the mix of services provided and reduction in high-frequency, low-severity cases that were present in the prior year. Excluding 17,400 high-frequency, low-severity cases received in the 2022 period for which minimal revenues were recognized in that period, cases received would have increased by 6.9% in the 2023 year-to-date period compared with 2022. Revenues from these cases were recognized across several quarters as services were performed. Changes in product mix and in the rates charged for those services accounted for a 10.6% revenue increase for the six months ended June 30, 2023 compared with the same period in 2022, as a result of the lower proportion of high-frequency, low-severity cases.

The increase in revenues in the U.S. for the three and six months ended June 30, 2023 was due to an increase in both Field Operations and Global Technical Services revenues in the current year, as a result of increased weather-related activity, an increase in expert adjusting staff, and increased business from new and existing clients. Based on constant foreign exchange rates, there was an increase in revenues in Canada in both the 2023 second quarter and year-to-date period, compared with 2022, partially offset by a reduction in high-frequency, low-severity cases in 2023.

Revenue variance components for our North America Loss Adjusting segment, for the three and six months ended June 30, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Decrease in cases received	(3.6)%	(4.4)%
High-frequency, low-severity cases received in 2022 with minimal 2022 revenues	13.3%	11.3%
Change in product mix and rates	5.6%	10.6%
Increase in Revenues before Reimbursements	15.3%	17.5%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $2.4 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Reimbursements were $5.3 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. These increases were due to the increase in revenues, partially offset by a change in the mix of claims handled in Canada.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	June 30, 2022	Variance
U.S.	36,698	32,477	13.0%	73,774	68,415	7.8%
Canada	36,987	43,942	(15.8)%	72,913	84,997	(14.2)%
Total North America Loss Adjusting Cases Received	73,685	76,419	(3.6)%	146,687	153,412	(4.4)%

Overall, there was a decrease in cases of (3.6)% in the three months ended June 30, 2023, compared to the same period in 2022. There was an increase in U.S. case volumes in the 2023 second quarter due to an increase in cases from both new and existing clients. There was a decrease in cases in Canada in the 2023 second quarter due to a change in the mix of services provided resulting from fewer high-frequency, low-severity cases, compared with the 2022 period. There were approximately 8,200 high-frequency, low-severity Contractor Connection and automobile cases received in Canada in the 2022 second quarter and 2,000 cases in the U.S. for which minimal revenues were recognized in that quarter. Excluding these cases, North America Loss Adjusting cases would have increased by 7,500, or 9.7%, in the 2023 second quarter, compared to 2022.

There was a decrease in cases of (4.4)% in the six months ended June 30, 2023, compared to the same period in 2022. There was an increase in U.S. case volumes in the year-to-date period due to an increase in weather-related activity. There was a decrease in cases in Canada in the six month period due to a change in the mix of services provided resulting from lower high-frequency, low-severity cases in the 2022 year-to-date period. There were approximately 12,200 high-frequency, low-severity Contractor Connection and automobile cases received in the 2022 year-to-date period, and 5,200 high-frequency, low-severity cases received in the U.S. for which minimal revenues were recognized in that period. Excluding these cases, North America Loss Adjusting cases would have increased by 10,700, or 6.9%, in the 2023 year-to-date period, compared to 2022.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 72.0% for the three months ended June 30, 2023 compared with 73.5% for the 2022 period. For the six months ended June 30, 2023, direct compensation, fringe benefits, and non-employee labor expenses were 71.1% compared with 72.7% for the 2022 period. The total dollar amount of these expenses increased to $54.6 million for the three months ended June 30, 2023 from $48.3 million for the comparable 2022 period, and were $108.8 million for the six months ended June 30, 2023 compared to $94.6 million in 2022. The increase in amounts was due to an increase in employees required to handle the increased service demands. The decrease in the percentage of revenues before reimbursements is due to higher staff utilization, compared to the 2022 periods. There was an average of 2,073 full-time equivalent employees in this segment in the six months ended June 30, 2023 compared with an average of 1,963 in the 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $17.3 million for the three months ended June 30, 2023 compared with $14.8 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 22.8% for the three months ended June 30, 2023 compared with 22.5% for the 2022 period. For the six months ended June 30, 2023, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $32.2 million, compared with $28.8 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 21.1% for the six months ended June 30, 2023, compared with 22.1% for the 2022 period. The increase in the current year amounts was due to the higher revenues and technology investments, and an increase in the allowance for estimated credit losses. The increase in the expense as a percentage of revenues before reimbursements in the second quarter is due to an increase in the allowance for estimated credit losses. For the year-to-date period, the decrease in the expense as a percentage of revenues before reimbursements is due to operating leverage from the increased revenues.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $3.7 million, or 3.9% of revenues before reimbursements, for the three months ended June 30, 2023, compared with an operating loss of $(0.7) million, or (0.7)% of revenues before reimbursements, in the comparable 2022 period. For the six months ended June 30, 2023, our International Operations segment reported operating earnings of $6.8 million, or 3.6% of revenues before reimbursements, compared with an operating loss in 2022 of $(3.7) million, or (2.0)% of revenues before reimbursements. The increase in operating earnings in the 2023 periods was primarily due to increased revenues in the U.K. and Latin America, and cost reductions in various international operations.

Excluding centralized indirect support costs, gross profit increased from $13.4 million, or 14.3% of revenues before reimbursements in 2022, to $17.0 million, or 17.9% of revenues before reimbursements, in the three months ended June 30, 2023. For the six months ended June 30, 2023, gross profit increased from $23.1 million, or 12.6% of revenues before reimbursements in 2022, to $32.7 million, or 17.5% of revenues before reimbursements. These increases were primarily due to increased revenues and cost reductions in various operations.

Operating results for our International Operations segment, including gross profit, for the three and six months ended June 30, 2023 and 2022 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2022
Three Months Ended June 30,	2023	2022	Variance	2023	Variance
Revenues	$95,312	$93,710	1.7%	$101,525	8.3%
Direct expenses	78,281	80,297	(2.5)%	83,295	3.7%
Gross profit	17,031	13,413	27.0%	18,230	35.9%
Indirect expenses	13,289	14,074	(5.6)%	14,121	0.3%
Total International Operations Operating Earnings (Loss)	$3,742	$(661)	666.1%	$4,109	721.6%

Gross profit margin	17.9%	14.3%	3.6%	18.0%	3.7%
Operating margin	3.9%	(0.7)%	4.6%	4.0%	4.7%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2022
Six Months Ended June 30,	2023	2022	Variance	2023	Variance
Revenues	$187,175	$182,982	2.3%	$201,134	9.9%
Direct expenses	154,440	159,914	(3.4)%	165,894	3.7%
Gross profit	32,735	23,068	41.9%	35,240	52.8%
Indirect expenses	25,958	26,794	(3.1)%	27,872	4.0%
Total International Operations Operating Earnings (Loss)	$6,777	$(3,726)	(281.9)%	$7,368	(297.7)%

Gross profit margin	17.5%	12.6%	4.9%	17.5%	4.9%
Operating margin	3.6%	(2.0)%	5.6%	3.7%	5.7%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2022
(in thousands, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	Variance
U.K.	$34,725	$33,435	3.9%	$37,579	12.4%
Europe	23,160	24,015	(3.6)%	24,363	1.4%
Australia	22,926	23,643	(3.0)%	24,777	4.8%
Asia	5,888	5,521	6.6%	6,084	10.2%
Latin America	8,613	7,096	21.4%	8,722	22.9%
Total International Operations Revenues before Reimbursements	$95,312	$93,710	1.7%	$101,525	8.3%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2022
(in thousands, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	Variance
U.K.	$67,849	$67,485	0.5%	$74,528	10.4%
Europe	45,924	47,682	(3.7)%	48,991	2.7%
Australia	45,920	42,360	8.4%	49,288	16.4%
Asia	11,515	11,180	3.0%	12,001	7.3%
Latin America	15,967	14,275	11.9%	16,326	14.4%
Total International Operations Revenues before Reimbursements	$187,175	$182,982	2.3%	$201,134	9.9%

Revenues before reimbursements from our International Operations segment totaled $95.3 million in the three months ended June 30, 2023, compared with $93.7 million in the 2022 period. This increase was primarily due to an increase in the U.K. and Latin America. The change in exchange rates decreased our International Operations segment revenues by approximately 6.6%, or $6.2 million, for the three months ended June 30, 2023 as compared with the 2022 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $101.5 million for the three months ended June 30, 2023. There was a $0.6 million increase, or 0.7% increase in International Operations revenues in the quarter as a result of the 2022 Van Dijk acquisition in Europe. There was a decrease in segment unit volume, measured principally by cases received, of (22.6)% for the three months ended June 30, 2023, compared with the 2022 period, due to a change in the mix of services provided between quarters. There were 15,000 cases received in Australia in the 2022 second quarter as a result of a weather-related catastrophe for which revenues were recognized across several quarters as services were performed. In addition, cases declined 4.8% due to a decrease of 7,100 high-frequency, low-severity cases received in Europe in the 2022 second quarter for which only minimal revenues were recognized. Changes in product mix and in the rates charged for those services accounted for a 8.6% revenue increase for the three months ended June 30, 2023 compared with the same period in 2022, due to a decrease in high-frequency, low-severity cases in Asia and Latin America.

Revenues before reimbursements from our International Operations segment totaled $187.2 million in the six months ended June 30, 2023, compared with $183.0 million in the 2022 period. This increase was primarily due to increases in Australia and Latin America. The change in exchange rates decreased our International Operations segment revenues by approximately 7.6%, or $14.0 million, for the six months ended June 30, 2023 as compared with 2022. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $201.1 million for the six months ended June 30, 2023. There was a $1.3 million increase, or 0.7% increase in International Operations revenues in the year-to-date period as a result of the Van Dijk acquisition in Europe. There was a decrease in segment unit volume, measured principally by cases received, of (15.4)% for the six months ended June 30, 2023, compared with the 2022 period, due to a change in the mix of services provided between periods. There were 15,000 cases received in Australia in the 2022 period as a result of a weather-related catastrophe for which revenues were recognized across several quarters as services were performed. In addition, cases declined 5.1% due to a decrease of 14,600 high-frequency, low-severity cases received in Europe in the 2022 year-to-date period for which only minimal revenues were recognized. Changes in product mix and in the rates charged for those services accounted for a 6.6% revenue increase for the six months ended June 30, 2023 compared with the same period in 2022, due to the decrease in high-frequency, low-severity cases in Asia and Latin America.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the 2023 second quarter and year-to-date periods was due to an increase in case volumes from both new and existing clients, although there was a decrease in cases received in the second quarter due to high-frequency, low-severity weather-related activity present in the 2022 second quarter. There was an increase in revenues in Europe in the 2023 periods, compared with 2022, due to the Van Dijk acquisition, partially offset by a decrease in high-frequency, low-severity case volume increases in Scandinavia. There was an increase in revenues in Australia in the quarter and year-to-date due to the continued handling of weather-related case activity from the 2022 flooding catastrophe. There was an increase in revenues in Asia in the 2023 second quarter, compared with 2022, due to an increase in high-frequency, low-severity activity in Singapore, and an increase in weather-related claim activity in the year-to-date period. The increase in revenues in Latin America in 2023 was due to an increase in cases with higher average fees in Chile, partially offset by a decrease in high-frequency, low-severity cases in Brazil and Colombia in the second quarter.

Revenue variance components for our International Operations segment, for the three and six months ended June 30, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Decrease in cases received	(22.6)%	(15.4)%
Australia 2022 catastrophe cases	10.2%	5.3%
High-frequency, low-severity cases received in Europe in 2022 with minimal 2022 revenues	4.8%	5.1%
Change in product mix and rates	8.6%	6.6%
Acquisitions	0.7%	0.7%
Increase in Revenues before Reimbursements	1.7%	2.3%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $9.1 million and $7.2 million for the three months ended June 30, 2023 and 2022, respectively. Reimbursements were $16.7 million and $13.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase in reimbursed expenses was due to the increase in revenues and an increased use of third parties in the current year.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	June 30, 2022	Variance
U.K.	38,224	40,545	(5.7)%	83,176	79,250	5.0%
Europe	43,409	57,051	(23.9)%	86,901	113,974	(23.8)%
Australia	9,037	27,066	(66.6)%	19,030	41,504	(54.1)%
Asia	7,027	4,620	52.1%	12,215	12,141	0.6%
Latin America	16,376	18,015	(9.1)%	39,234	37,518	4.6%
Total International Operations Cases Received	114,073	147,297	(22.6)%	240,556	284,387	(15.4)%

Overall, there was a decrease in cases received of (22.6)% for the three months ended June 30, 2023, compared with the 2022 period. The decrease in the U.K. in the second quarter was due to a decrease in high-frequency, low-severity weather-related activity that was present in the 2022 second quarter. Cases declined in Europe due to a change in the mix of services provided between periods, including a reduction of 7,100 high-frequency, low-severity cases in Scandinavia. There was a decrease of 15,000 weather-related cases in Australia in the 2022 second quarter related to flooding catastrophe, although revenues are recognized across multiple quarters as services are performed. The increase in cases received in Asia was due to an increase in high-frequency, low-severity activity in Singapore. Latin America experienced a decrease in high-frequency, low-severity cases in Brazil and Colombia.

Overall, there was a decrease in cases received of (15.4)% for the six months ended June 30, 2023, compared with the 2022 period. There was an increase in cases in the U.K., due to new business from both new and existing clients. Cases declined in Europe due to a change in the mix of services provided between periods, including a reduction of 14,600 high-frequency, low-severity cases in Scandinavia. There was a decrease in weather-related cases in Australia related to flooding catastrophe in 2022 referenced above. There was a slight increase in cases received in Asia due to an increase in high-frequency, low-severity weather-related activity. Latin America experienced an increase in high-frequency, low-severity cases in Chile and Brazil, partially offset by a reduction in Colombia.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses was 65.4% for the three months ended June 30, 2023 compared with 69.7% for the 2022 period. The total dollar amount of these expenses were $62.3 million for the three months ended June 30, 2023, compared to $65.3 million for the 2022 period. For the six months ended June 30, 2023, direct compensation, fringe benefits, and non-employee labor expenses were 66.1%, compared with 70.3% in 2022, and were $123.8 million for the six months ended June 30, 2023 compared to $128.6 million in 2022. The decrease in the amounts was due to cost reductions undertaken in 2022. The decrease in the percentage of revenues before reimbursements is due to increased staff utilization. There was an average of 3,668 full-time equivalent employees in this segment in the six months ended June 30, 2023, including 15 from the Van Dijk acquisition, compared with an average of 3,634 in the comparable 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $29.2 million for the three months ended June 30, 2023 compared with $29.1 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 30.7% for the three months ended June 30, 2023 compared with 31.0% for the 2022 period. For the six months ended June 30, 2023, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $56.6 million, compared with $58.1 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 30.3% for the six months ended June 30, 2023, compared with 31.8% for the 2022 period. The decrease in the expense, as well as the decrease in the expense as a percent of revenues before reimbursements, was due to a decrease in administrative costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $8.1 million, or 9.7% of revenues before reimbursements, for the three months ended June 30, 2023 as compared with $7.7 million, or 9.6% of revenues before reimbursements, for the second quarter of 2022. For the six months ended June 30, 2023, our Broadspire segment reported operating earnings of $16.1 million, or 9.7% of revenues before reimbursements, compared with 2022 operating earnings of $14.1 million, or 9.0% of revenues before reimbursements. The increase in the 2023 second quarter and year-to-date period was due to an increase in revenues.

Excluding centralized indirect support costs, second quarter gross profit increased from $17.7 million, or 22.1% of revenues before reimbursements, in 2022 to $19.8 million, or 23.6% of revenues before reimbursements in 2023. For the six months ended June 30, 2023, gross profit increased from $34.1 million, or 21.8% of revenues before reimbursements in 2022, to $39.0 million, or 23.6% of revenues before reimbursements. These increases were due to the increased revenues.

Operating results for our Broadspire segment, including gross profit, for the three and six months ended June 30, 2023 and 2022 were as follows:

	In thousands (except percentages)
Three Months Ended June 30,	2023	2022	Variance
Revenues	$83,888	$80,114	4.7%
Direct expenses	64,128	62,383	2.8%
Gross profit	19,760	17,731	11.4%
Indirect expenses	11,612	10,064	15.4%
Total Broadspire Operating Earnings	$8,148	$7,667	6.3%

Gross profit margin	23.6%	22.1%	1.5%
Operating margin	9.7%	9.6%	0.1%

	In thousands (except percentages)
Six Months Ended June 30,	2023	2022	Variance
Revenues	$165,070	$156,568	5.4%
Direct expenses	126,061	122,421	3.0%
Gross profit	39,009	34,147	14.2%
Indirect expenses	22,934	20,046	14.4%
Total Broadspire Operating Earnings	$16,075	$14,101	14.0%

Gross profit margin	23.6%	21.8%	1.8%
Operating margin	9.7%	9.0%	0.7%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2023	June 30, 2022	Variance
Claims Management	$41,394	$40,426	2.4%
Medical Management	42,494	39,688	7.1%
Total Broadspire Revenues before Reimbursements	$83,888	$80,114	4.7%

	Six Months Ended
(in thousands, except percentages)	June 30, 2023	June 30, 2022	Variance
Claims Management	$81,630	$79,977	2.1%
Medical Management	83,440	76,591	8.9%
Total Broadspire Revenues before Reimbursements	$165,070	$156,568	5.4%

Revenues before reimbursements from our Broadspire segment totaled $83.9 million in the three months ended June 30, 2023 compared with $80.1 million in the 2022 period. This increase was primarily due to an increase in new client growth and an increase in average fees across both service lines. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 3.1% for the three months ended June 30, 2023 compared with the same period of 2022. Changes in product mix and in the rates charged for those services accounted for a 1.6% revenue increase for the 2023 second quarter compared with the 2022 period.

For the six months ended June 30, 2023, revenues before reimbursements from our Broadspire segment totaled $165.1 million compared with $156.6 million in the 2022 period. This increase was primarily due to an increase in new client growth and an increase in average fees across both service lines. Revenues were negatively impacted by a slight decrease in unit volumes, measured principally by cases received, of (0.2)% for the six months ended June 30, 2023 compared with the same period of 2022. This reduction in unit volumes is primarily due to a decrease of approximately 10,000 high-frequency, low-severity Disability cases in the 2022 first quarter for which minimal revenues were recognized. Excluding these Disability cases, Broadspire cases received would have increased by 3.5% in the 2023 period compared to 2022. Changes in product mix and in the rates charged for those services accounted for a 1.9% revenue increase for the 2023 six month period compared with 2022.

Revenue variance components for our Broadspire segment, for the three and six months ended June 30, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Increase (decrease) in cases received	3.1%	(0.2)%
High-frequency, low-severity Disability cases received in 2022 first quarter with minimal 2022 revenues	—	3.7%
Change in product mix and rates	1.6%	1.9%
Increase in Revenues before Reimbursements	4.7%	5.4%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.9 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. Reimbursements were $1.7 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase in reimbursed expenses in the 2023 period was due to the increased revenues and employee travel related to servicing cases from clients.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	June 30, 2022	Variance
Claims Management	106,730	104,502	2.1%	202,537	205,394	(1.4)%
Medical Management	36,718	34,621	6.1%	69,633	67,451	3.2%
Total Broadspire Cases Received	143,448	139,123	3.1%	272,170	272,845	(0.2)%

Overall case volumes were 3.1% higher for the three months ended June 30, 2023, due primarily to an increase in Medical Management referrals. There was an increase in Claims Management cases from both new and existing clients, and an increase in Medical Management referrals due to new client growth. Case volumes were (0.2)% lower for the six months ended June 30, 2023 due to a decrease of approximately 10,000 Disability cases that were present in the 2022 first quarter. Excluding the Disability cases, Broadspire cases received would have reflected an increase of approximately 9,000 cases, or 3.5%, for the 2023 year-to-date period compared to 2022.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Direct compensation, fringe benefits, and non-employee labor totaled $54.5 million for the three months ended June 30, 2023, compared to $49.8 million for the comparable 2022 period. Direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 62.2% in the 2022 second quarter to 65.0% in 2023 second quarter. For the six months ended June 30, 2023, direct compensation, fringe benefits, and non-employee labor totaled $107.1 million, compared to $97.7 million in 2022. For the six months ended June 30, 2023, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 62.4% in 2022 to 64.9% in 2023. The increase in the amounts was due to the increased revenues and an increase in average full-time equivalent employees. The increase in expense as a percent of revenues before reimbursements was due to an increase in compensation, including incentive compensation, additional resources to handle the increase in business activity, advance hiring for new business, and additional staffing in support of client requirements. Average full-time equivalent employees in this segment totaled 2,602 in the first six months ended June 30, 2023, compared with 2,442 in the comparable 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 25.3% for the three months ended June 30, 2023, compared with 28.3% in the 2022 period. The amount of these expenses decreased from $22.6 million for the three months ended June 30, 2022 to $21.2 million in 2023. For the six months ended June 30, 2023, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $41.9 million, compared with $44.7 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than, direct compensation, fringe benefits, and non-employee labor expenses were 25.4% for the six months ended June 30, 2023, compared with 28.6% for the 2022 period. The decrease in the overall expense and in expense as a percent of revenues before reimbursements was due to the increased revenues and lower non-compensation related costs.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $8.1 million for the three months ended June 30, 2023, increasing from operating earnings of $4.6 million in the comparable 2022 period. The segment operating margin increased from 8.6% for the three months ended June 30, 2022, to 12.3% in the comparable 2023 period. For the six months ended June 30, 2023, our Platform Solutions segment reported operating earnings of $18.1 million, or 14.1% of revenues before reimbursements, compared with 2022 operating earnings of $12.6 million, or 12.3% of revenues before reimbursements. The increase in operating earnings was due to the increased revenues in each of our Networks, Contractor Connection and Subrogation service lines.

Excluding indirect support costs, gross profit in the second quarter increased from $9.9 million, or 18.3% of revenues before reimbursements in 2022, to $13.9 million, or 21.2% of revenues before reimbursements, in 2023. For the six months ended June 30, 2023, gross profit increased from $22.4 million, or 21.8% of revenues before reimbursements in 2022, to $29.4 million, or 22.9% of revenues before reimbursements in 2023. The increase in gross profit in the 2023 periods is due to the increase in revenues in each of our service lines.

Operating results for our Platform Solutions segment, including gross profit, for the three and six months ended June 30, 2023 and 2022 were as follows:

	In thousands (except percentages)
Three Months Ended June 30,	2023	2022	Variance
Revenues	$65,638	$53,746	22.1%
Direct expenses	51,726	43,895	17.8%
Gross profit	13,912	9,851	41.2%
Indirect expenses	5,806	5,255	10.5%
Total Platform Solutions Operating Earnings	$8,106	$4,596	76.4%

Gross profit margin	21.2%	18.3%	2.9%
Operating margin	12.3%	8.6%	3.7%

	In thousands (except percentages)
Six Months Ended June 30,	2023	2022	Variance
Revenues	$128,458	$102,607	25.2%
Direct expenses	99,012	80,225	23.4%
Gross profit	29,446	22,382	31.6%
Indirect expenses	11,374	9,749	16.7%
Total Platform Solutions Operating Earnings	$18,072	$12,633	43.1%

Gross profit margin	22.9%	21.8%	1.1%
Operating margin	14.1%	12.3%	1.8%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2023	June 30, 2022	Variance
Contractor Connection	$19,797	$17,396	13.8%
Networks	38,464	32,505	18.3%
Subrogation	7,377	3,845	91.9%
Total Platform Solutions Revenues before Reimbursements	$65,638	$53,746	22.1%

	Six Months Ended
(in thousands, except percentages)	June 30, 2023	June 30, 2022	Variance
Contractor Connection	$39,098	$32,659	19.7%
Networks	75,867	60,031	26.4%
Subrogation	13,493	9,917	36.1%
Total Platform Solutions Revenues before Reimbursements	$128,458	$102,607	25.2%

Revenues before reimbursements from our Platform Solutions segment totaled $65.6 million in the three months ended June 30, 2023, compared with $53.7 million in the 2022 period. This increase was primarily due to an increase in our Networks service line due to new client growth and increased utilization with existing clients, as well as an increase in our Contractor Connection and Subrogation service lines. There was a decrease in segment unit volume, measured principally by cases received, of (1.5)%, for the three months ended June 30, 2023, compared with the 2022 period. Revenues in our Platform Solutions segment include revenues from existing clients where we provide staff augmentation for our clients, which resulted in $7.0 million of increased revenues in the 2023 second quarter, or a 13.0% increase in Platform Solutions revenue. The revenues generated from these clients consist of providing dedicated employees to the clients which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. There was an increase in revenues in our Subrogation service line, although a decrease in cases received, due to a special project in the 2022 period that had a lower average fee per case. Changes in product mix and in the rates charged for those services accounted for a 7.0% revenue increase for the 2023 six month period compared with 2022, due to increases in pricing and average case values.

For the six months ended June 30, 2023, revenues before reimbursements from our Platform Solutions segment totaled $128.5 million, compared with $102.6 million in the 2022 period. There was a decrease in segment unit volume, measured principally by cases received, of (5.8)%, compared with the 2022 period. Revenues in our Platform Solutions segment include revenues from existing clients where we provide staff augmentation for our clients, which resulted in $18.0 million of increased revenues in the 2023 six month period, or a 17.5% increase in Platform Solutions revenue. The decrease in cases in our Subrogation service line was due to a special project in the 2022 period that had a lower average fee per case. Changes in product mix and in the rates charged for those services accounted for a 8.3% revenue increase for the 2023 six month period compared with 2022, due to increases in pricing and average case values.

The increase in revenues for the three and six months ended June 30, 2023 in our Networks service line was due to increased utilization with existing clients in our Catastrophe service line, partially offset by a reduction in WeGoLook. The increase in Contractor Connection was due to increases in pricing and the average case value. There was an increase in revenues in our Subrogation service line, in spite of a reduction in cases received, due to a special project in the 2022 period that had a lower average fee per case.

Revenue variance components for our Platform Solutions segment, for the three and six months ended June 30, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Decrease in cases received	(1.5)%	(5.8)%
Revenues from staff augmentation for which no cases received are recorded	13.0%	17.5%
Subrogation cases received in 2022 with lower fee per case	3.6%	5.2%
Change in product mix and rates	7.0%	8.3%
Increase in Revenues before Reimbursements	22.1%	25.2%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $0.7 million for the three months ended June 30, 2023 compared with $0.2 million in the 2022 period. Reimbursements were $1.1 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. These increases were due to the increased revenues and an increased use of third parties in the 2023 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2023	June 30, 2022	Variance	June 30, 2023	June 30, 2022	Variance
Contractor Connection	35,079	37,837	(7.3)%	74,396	76,228	(2.4)%
Networks	73,080	71,126	2.7%	124,696	130,074	(4.1)%
Subrogation	7,972	8,904	(10.5)%	15,529	21,557	(28.0)%
Total Platform Solutions Cases Received	116,131	117,867	(1.5)%	214,621	227,859	(5.8)%

Overall case volumes were (1.5)% lower in the three months ended June 30, 2023, compared with the 2022 period, due to decreases in Contractor Connection and Subrogation. For the six months ended June 30, 2023, overall case volumes were (5.8)% lower compared with 2022 due to decreases in each of our service lines. A portion of the increase in revenues in our Networks service line is the result of revenues generated which consists of us providing dedicated employees to clients. This revenue is not based on fees per case, and accordingly there is no increase in cases received to match the increase in revenues. Within our Networks service line, there was a decrease in high-frequency, low-severity cases received in WeGoLook in the year-to-date period, partially offset by an increase in Catastrophe in the second quarter. There was a decrease in cases received in our Contractor Connection service line in the 2023 periods due to carrier clients experiencing decreased claims activity. The decrease in cases in our Subrogation service line was due to a special project in the 2022 period that had a lower average fee per case.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 66.6% in the 2023 second quarter compared with 67.9% in the 2022 quarter. For the six months ended June 30, 2023, direct compensation, fringe benefits, and non-employee labor expenses were 65.9% compared with 66.6% in 2022. The dollar amount of these expenses was $43.7 million for the 2023 second quarter and $36.5 million in the 2022 quarter, and were $84.6 million for the six months ended June 30, 2023 compared to $68.3 million in 2022. The increase in costs was due to the higher revenues in the current year and increased employees to support client growth. The decrease in the expense as a percentage of revenues before reimbursements in the current year was due to the increased revenues and improved employee utilization. There was an average of 1,459 full-time equivalent employees in the Platform Solutions segment in the 2023 six month period, compared with an average of 1,214 for the comparable 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 21.1% of Platform Solutions revenues before reimbursements for the three months ended June 30, 2023 compared with 23.6% for the comparable period in 2022. The dollar amount of these expenses increased to $13.8 million in the 2023 second quarter as compared with $12.7 million in the 2022 period. For the six months ended June 30, 2023, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $25.8 million, compared with $21.7 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 20.1% for the six months ended June 30, 2023, compared with 21.1% for the 2022 period. The increase in the operating expenses in the 2023 periods is due to additional expense needed to support the increased revenues, including the cost of technology investments. The decrease as a percent of revenues before reimbursements is due to the increased revenues and operating leverage.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, amounts related to uncertain income tax positions, and goodwill impairments. We estimate that our effective income tax rate for 2023 will be approximately 36% to 38% after considering known discrete items as of June 30, 2023.

The provision for income taxes on consolidated income before income tax totaled $5.2 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively. The overall effective tax rate increased to 38.4% for the three months ended June 30, 2023 compared with 32.2% for the 2022 period primarily due to losses in certain international operations.

The provision for income taxes on consolidated income before income tax totaled $10.5 million and $5.2 million for the six months ended June 30, 2023 and 2022, respectively. The overall effective tax rate increased to 35.5% for the six months ended June 30, 2023 compared with 32.1% for the 2022 period primarily due to losses in certain international operations.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $5.0 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Interest income was $0.7 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Corporate interest expense totaled $9.6 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively. Interest income was $0.9 million and below $0.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase in the 2023 periods is primarily due to higher interest cost in 2023 compared to 2022 as a result of changes in interest rates.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.1 million for each of the three months ended June 30, 2023 and 2022. Stock option expense totaled $0.3 million for each of the six months ended June 30, 2023 and 2022.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.0 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense associated with these intangible assets totaled $3.9 million for the six months ended June 30, 2023 and $3.8 million for the 2022 period. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and six months ended June 30, 2023 and 2022, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $1.1 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in the 2023 second quarter was due to an offset to certain internal allocations and other cost reductions. For the six months ended June 30, 2023 and 2022, unallocated corporate and shared costs were $5.2 million and $4.9 million, respectively. The increase in the the year-to-date period was primarily due to a $1.8 million gain on sale of our Canadian head office building in the 2022 first quarter and an increase in self-insured costs, partially offset by other cost reductions.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This expense totaled $0.7 million and $1.0 million for the three and six months ended June 30, 2023, respectively, compared to $0.3 million and $2.4 million for the three and six months ended June 30, 2022, respectively. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Cost and Credits

Non-service pension cost totaled $2.1 million and $4.3 million for the three and six months ended June 30, 2023, respectively, compared to credits of ($0.6) million and ($1.1) million for the three and six months ended June 30, 2022, respectively, primarily due to higher interest cost in 2023 compared to 2022 given changes in market rates. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense. The exclusion of this measurement is intended to exclude volatility related to an expense that is non-operating in nature and not related to business performance.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At June 30, 2023, our working capital balance (current assets less current liabilities) was approximately $85.8 million, an increase of $14.0 million from the working capital balance at December 31, 2022. Our cash and cash equivalents were $47.5 million at June 30, 2023, compared with $46.0 million at December 31, 2022.

Cash and cash equivalents as of June 30, 2023 consisted of $22.0 million held in the U.S. and $25.5 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $27.2 million for the six months ended June 30, 2023, compared with $12.8 million used in operating activities in the comparable period of 2022. The increase in cash was primarily driven by an increase in net income and improvement in working capital, including a reduction in incentive compensation payments and work in process.

Cash Used in Investing Activities

Cash used in investing activities was $17.9 million for the six months ended June 30, 2023, compared with $38.6 million used in the first six months of 2022. The decrease in use for 2023 was primarily due to $20.9 million payments related to the Praxis acquisition in 2022. Capital expenditures were $17.9 million in 2023 compared to $15.7 million in 2022.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $8.5 million for the six months ended June 30, 2023, compared with $46.1 million provided in the 2022 period. We paid $5.9 million in dividends in the six months ended June 30, 2023 compared with $6.0 million in the 2022 period. During the first six months of 2023, there was an increase of $2.1 million of net borrowing from our revolving credit facility, compared with a net increase during the comparable 2022 period of $80.9 million. There were no share repurchases in the 2023 period, compared with $26.7 million for the first six months of 2022.

Other Matters Concerning Liquidity and Capital Resources

As a component of our credit facility, we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.9 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $198.3 million at June 30, 2023. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $242.8 million as of June 30, 2023 compared with $238.9 million at December 31, 2022.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility with Bank of America (the "Credit Facility") based on our trailing twelve month EBITDA, as defined in our Credit Facility. At June 30, 2023, we had $47.5 million of cash on hand and, based on trailing twelve month EBITDA and the Credit Facility limit, additional borrowing capacity of $198.3 million, resulting in total liquidity of $245.8 million at June 30, 2023.

On May 19, 2023, we amended the Credit Agreement. Pursuant to the amendment, London Interbank Offered Rate ("LIBOR") has been replaced with Term Secured Overnight Financing Rate ("Term SOFR") as the U.S. dollar reference rate.

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

For the six months ended June 30, 2023 we made no contributions to our U.S. defined benefit pension plan and $1.0 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $0.3 million to the U.K. plans for the six months ended June 30, 2022. We do not expect to make any additional discretionary contributions to our U.S. defined benefit pension plan during the remainder of 2023. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the six months ended June 30, 2023, we paid $5.9 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2023, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2022 were as follows:

•
Accounts receivable increased $15.1 million excluding foreign currency exchange impacts. This increase was primarily due to an increase our North America Loss Adjustment segment, primarily due to an increase in weather-related activity.
•
Accounts payable and accrued liabilities decreased $3.9 million excluding foreign exchange impacts. The decrease is primarily due to payments for employee incentive compensation and timing of accrued payroll.
•
Deferred revenue increased $4.5 million excluding foreign currency exchange impacts. The increase was primarily due to an increase in our International Operations and Broadspire segments, as a result of growth from existing clients.

At June 30, 2023, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

No pending adoptions of issued accounting standards as of June 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weakness in internal control over financial reporting described below.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Company’s operations in the U.K. did not have effective information technology general controls (ITGCs) in the areas of change management and logical access over certain information technology systems that supported its financial reporting processes. The Company's U.K. business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. The material weakness did not result in any identified misstatements in the Company’s financial statements.

Notwithstanding the identified material weaknesses, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

During the quarter ended June 30, 2023, the Company continued to improve the user access review procedures and change management protocols in Crawford U.K., implemented improved documentation and monitoring procedures, and improved training procedures that are being issued globally in 2023.

Management’s Remediation Plan

As discussed in the Company's Annual Report on form 10-K for the year ended December 31, 2022, to remediate the material weakness described above, the Company is implementing revised controls and processes in Crawford U.K. that include the following, among others: (1) improve the documentation of the user access review control activities and control activities over program change management to more clearly communicate management’s expectation of the required responsibilities for the control activities; (2) develop personnel by enhancing training for ITGC owners regarding their roles and responsibilities within the control objectives and activities; and (3) implement automated user access review and program change management tools to ensure compliance. The Audit Committee of the Board of Directors has reviewed and discussed these matters with management.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. Since December 31, 2022, the Company has not purchased any shares pursuant to the 2021 Repurchase Authorization. As of June 30, 2023 the Company was authorized to repurchase 1,793,371 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2023				1,793,371
April 1, 2023 - April 30, 2023
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of April 30, 2023				1,793,371
May 1, 2023 - May 31, 2023
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of May 31, 2023				1,793,371
June 1, 2023 - June 30, 2023
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of June 30, 2023	—		—	1,793,371

Item 6. Exhibits

Exhibit
No.	Description
10.1

First Amended to the Credit Agreement, dated as of May 29, 2023, among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., as borrowers, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Australian Security Trustee, UK Security Trustee, Swing Line Lender and an L/C Issuer, and the other Swing Line Lenders from time to time party hereto

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

Crawford & Company
(Registrant)

Date:	August 3, 2023	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2023	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)