Form 10-Q
period 2023-09-30
CRAWFORD & CO
filed 2023-11-06
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2023

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of October 30, 2023, was as follows:

Class A Common Stock, $1.00 par value: 29,147,974

Class B Common Stock, $1.00 par value: 19,738,886

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2023

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2023 and 2022	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2023 and 2022	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2023 and 2022	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2023 and December 31, 2022	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months ended March 31, June 30, and September 30, 2023 and 2022	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

	Report of Independent Registered Public Accounting Firm	25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

Item 5.	Other Information	49

Part II. Other Information

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	51

Signatures		52

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2023	2022
Revenues:

Revenues before reimbursements	$325,594	$294,924
Reimbursements	12,066	11,493
Total Revenues	337,660	306,417

Costs and Expenses:

Costs of services provided, before reimbursements	229,969	221,233
Reimbursements	12,066	11,493
Total costs of services	242,035	232,726

Selling, general, and administrative expenses	69,920	62,983

Corporate interest expense, net of interest income of $734 and $191, respectively	4,556	2,903

Goodwill impairment	—	36,808

Total Costs and Expenses	316,511	335,420

Other (Loss) Income, net	(2,194)	465

Income (Loss) Before Income Taxes	18,955	(28,538)

Provision (Benefit) for Income Taxes	6,781	(13,286)

Net Income (Loss)	12,174	(15,252)

Net Loss Attributable to Noncontrolling Interests	145	108

Net Income (Loss) Attributable to Shareholders of Crawford & Company	$12,319	$(15,144)

Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.25	$(0.31)
Class B Common Stock	$0.25	$(0.31)

Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.25	$(0.31)
Class B Common Stock	$0.25	$(0.31)

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,140	28,553
Class B Common Stock	19,837	19,848

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,063	28,553
Class B Common Stock	19,837	19,848

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022
Revenues:

Revenues before reimbursements	$959,251	$867,294
Reimbursements	36,743	30,564
Total Revenues	995,994	897,858

Costs and Expenses:

Costs of services provided, before reimbursements	691,078	644,948
Reimbursements	36,743	30,564
Total costs of services	727,821	675,512

Selling, general, and administrative expenses	199,871	193,222

Corporate interest expense, net of interest income of $1,670 and $549, respectively	13,264	6,201

Goodwill impairment	—	36,808

Total Costs and Expenses	940,956	911,743

Other (Loss) Income, net	(6,531)	1,534

Income (Loss) Before Income Taxes	48,507	(12,351)

Provision (Benefit) for Income Taxes	17,258	(8,092)

Net Income (Loss)	31,249	(4,259)

Net Loss Attributable to Noncontrolling Interests	178	41

Net Income (Loss) Attributable to Shareholders of Crawford & Company	$31,427	$(4,218)

Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.64	$(0.08)
Class B Common Stock	$0.64	$(0.09)

Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.63	$(0.08)
Class B Common Stock	$0.64	$(0.09)

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	28,980	29,397
Class B Common Stock	19,845	20,202

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	29,659	29,397
Class B Common Stock	19,845	20,202

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended September 30,
(In thousands)	2023	2022
Net Income (Loss)	$12,174	$(15,252)

Other Comprehensive Income (Loss):
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(180)	(7,421)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $680 and $623, respectively	2,399	1,838

Other Comprehensive Income (Loss)	2,219	(5,583)

Comprehensive Income (Loss)	14,393	(20,835)

Comprehensive loss attributable to noncontrolling interests	189	292

Comprehensive Income (Loss) Attributable to Shareholders of Crawford & Company	$14,582	$(20,543)

	Nine Months Ended September 30,
(In thousands)	2023	2022

Net Income (Loss)	$31,249	$(4,259)

Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	5,526	(19,365)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $2,020 and $1,895, respectively	7,138	5,531

Other Comprehensive Income (Loss)	12,664	(13,834)

Comprehensive Income (Loss)	43,913	(18,093)

Comprehensive loss attributable to noncontrolling interests	258	345

Comprehensive Income (Loss) Attributable to Shareholders of Crawford & Company	$44,171	$(17,748)

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$49,208	$46,007
Accounts receivable, less allowance for expected credit losses of $10,518 and $9,322, respectively	151,142	141,106
Unbilled revenues, at estimated billable amounts	131,251	126,274
Income taxes receivable	4,245	9,098
Prepaid expenses and other current assets	44,145	28,782
Total Current Assets	379,991	351,267
Net Property and Equipment	24,322	27,809
Other Assets:
Operating lease right-of-use assets, net	91,364	93,334
Goodwill	76,637	76,622
Intangible assets arising from business acquisitions, net	84,960	88,039
Capitalized software costs, net	93,370	82,975
Deferred income tax assets	18,142	19,573
Other noncurrent assets	58,405	51,888
Total Other Assets	422,878	412,431
TOTAL ASSETS	$827,191	$791,507

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$16,955	$27,048
Accounts payable	44,473	50,847
Accrued compensation and related costs	81,579	79,285
Self-insured risks	22,545	12,614
Income taxes payable	632	1,208
Operating lease liability	24,766	22,910
Other accrued liabilities	65,219	56,293
Deferred revenues	34,512	29,282
Total Current Liabilities	290,681	279,487
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	201,487	211,810
Operating lease liability	80,411	84,628
Deferred revenues	25,535	24,737
Accrued pension liabilities	24,969	25,914
Other noncurrent liabilities	41,138	41,553
Total Noncurrent Liabilities	373,540	388,642
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,148 and 28,764 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	29,148	28,764
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,785 and 19,848 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	19,785	19,848
Additional paid-in capital	83,548	78,158
Retained earnings	234,718	213,094
Accumulated other comprehensive loss	(202,577)	(215,321)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	164,622	124,543
Noncontrolling interests	(1,652)	(1,165)
Total Shareholders' Investment	162,970	123,378
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$827,191	$791,507

* Derived from the audited Consolidated Balance Sheet

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$31,249	$(4,259)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,355	27,379
Goodwill impairment	—	36,808
Stock-based compensation	4,183	4,218
Loss (gain) on disposal of property and equipment	96	(1,562)
Contingent earnout adjustments	3,100	3,246
Changes in operating assets and liabilities:
Accounts receivable, net	(6,309)	(9,329)
Unbilled revenues, net	419	(23,537)
Accrued or prepaid income taxes	5,306	(23,162)
Accounts payable and accrued liabilities	(1,437)	(20,612)
Deferred revenues	4,869	(191)
Accrued retirement costs	4,818	(1,684)
Prepaid expenses and other operating activities	(5,572)	(3,510)
Net cash provided by (used in) operating activities	68,077	(16,195)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(3,360)	(4,983)
Capitalization of computer software costs	(24,323)	(19,933)
Payments for business acquisitions, net of cash acquired	—	(26,309)
Cash proceeds from sale of property and equipment	—	3,032
Net cash used in investing activities	(27,683)	(48,193)

Cash Flows from Financing Activities:
Cash dividends paid	(9,284)	(8,938)
Repurchases of common stock	(582)	(26,749)
Increases in revolving credit facility borrowings	20,958	99,952
Payments on revolving credit facility borrowings	(43,719)	(15,129)
Payments of contingent consideration on acquisitions	(6,760)	(2,118)
Other financing activities	1,317	(87)
Net cash (used in) provided by financing activities	(38,070)	46,931
Effects of exchange rate changes on cash and cash equivalents	1,313	(2,351)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	3,637	(19,808)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	46,645	53,689
Cash, Cash Equivalents, and Restricted Cash at End of Period	$50,282	$33,881

(See accompanying notes to condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2023	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2023	$28,764	$19,848	$78,158	$213,094	$(215,321)	$124,543	$(1,165)	$123,378
Net income	—	—	—	10,681	—	10,681	49	10,730
Other comprehensive income (loss)	—	—	—	—	9,818	9,818	(42)	9,776
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,925)	—	(2,925)	—	(2,925)
Stock-based compensation	—	—	1,023	—	—	1,023	—	1,023
Shares issued in connection with stock-based compensation plans, net	161	—	(87)	—	—	74	—	74
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(229)	(229)
Balance at March 31, 2023	$28,925	$19,848	$79,094	$220,850	$(205,503)	$143,214	$(1,387)	$141,827
Net income	—	—	—	8,427	—	8,427	(82)	8,345
Other comprehensive income	—	—	—	—	663	663	6	669
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,929)	—	(2,929)	—	(2,929)
Stock-based compensation	—	—	1,586	—	—	1,586	—	1,586
Shares issued in connection with stock-based compensation plans, net	52	—	345	—	—	397	—	397
Balance at June 30, 2023	$28,977	$19,848	$81,025	$226,348	$(204,840)	$151,358	$(1,463)	$149,895
Net income	—	—	—	12,319	—	12,319	(145)	12,174
Other comprehensive income (loss)	—	—	—	—	2,263	2,263	(44)	2,219
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,430)	—	(3,430)	—	(3,430)
Stock-based compensation	—	—	1,574	—	—	1,574	—	1,574
Repurchases of common stock		(63)	—	(519)	—	(582)	—	(582)
Shares issued in connection with stock-based compensation plans, net	171	—	949	—	—	1,120	—	1,120
Balance at September 30, 2023	$29,148	$19,785	$83,548	$234,718	$(202,577)	$164,622	$(1,652)	$162,970

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2022	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2022	$30,996	$20,812	$74,229	$266,369	$(180,441)	$211,965	$(568)	$211,397
Net income	—	—	—	5,096	—	5,096	60	5,156
Other comprehensive (loss) income	—	—	—	—	(3,290)	(3,290)	14	(3,276)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,114)	—	(3,114)	—	(3,114)
Stock-based compensation	—	—	1,660	—	—	1,660	—	1,660
Repurchases of common stock	(1,498)	(720)	—	(13,871)	—	(16,089)	—	(16,089)
Shares issued in connection with stock-based compensation plans, net	89	—	(89)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022	$29,587	$20,092	$75,800	$254,480	$(183,731)	$196,228	$(752)	$195,476
Net income	—	—	—	5,830	—	5,830	7	5,837
Other comprehensive loss	—	—	—	—	(4,841)	(4,841)	(134)	(4,975)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,920)	—	(2,920)	—	(2,920)
Stock-based compensation	—	—	1,750	—	—	1,750	—	1,750
Repurchases of common stock	(1,159)	(244)	—	(9,257)	—	(10,660)	—	(10,660)
Balance at June 30, 2022	$28,428	$19,848	$77,550	$248,133	$(188,572)	$185,387	$(879)	$184,508
Net loss	—	—	—	(15,144)	—	(15,144)	(108)	(15,252)
Other comprehensive loss	—	—	—	—	(5,399)	(5,399)	(184)	(5,583)
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,904)	—	(2,904)	—	(2,904)
Stock-based compensation	—	—	808	—	—	808	—	808
Decrease in value of noncontrolling interest due to acquisitions	—	—	(686)	—	—	(686)	(379)	(1,065)
Shares issued in connection with stock-based compensation plans, net	129	—	692	—	—	821	—	821
Balance at September 30, 2022	$28,557	$19,848	$78,364	$230,085	$(193,971)	$162,883	$(1,550)	$161,333

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the "SEC"). Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three and nine months ended September 30, 2023 and financial position as of September 30, 2023 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2023 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2023 and December 31, 2022, the liabilities of the deferred compensation plan were $6,135,000 and $6,395,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,177,000 and $10,083,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

2. Recently Issued Accounting Standards

No new accounting standards have been issued impacting the Company.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S.	$55,202	$41,161	$159,688	$122,438
Canada	24,188	25,661	72,656	74,597
Total North America Loss Adjusting Revenues before Reimbursements	$79,390	$66,822	$232,344	$197,035

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.K.	$35,688	$25,547	$98,693	$86,773
Europe	22,331	20,535	68,255	68,217
Australia	19,953	24,602	61,112	63,052
Asia	5,601	5,196	17,116	16,376
Latin America	7,841	6,277	21,532	17,674
International Loss Adjusting	$91,414	$82,157	$266,708	$252,092

Crawford Legal Services	$6,652	$3,909	$18,533	$16,956
Total International Operations Revenues before Reimbursements	$98,066	$86,066	$285,241	$269,048

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Claims Management	$43,989	$40,275	$125,620	$120,252
Medical Management	44,310	38,106	127,749	114,697
Total Broadspire Revenues before Reimbursements	$88,299	$78,381	$253,369	$234,949

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Contractor Connection	$19,013	$17,453	$58,110	$50,112
Networks	34,160	40,809	110,027	100,840
Subrogation	6,666	5,393	20,160	15,310
Total Platform Solutions Revenues before Reimbursements	$59,839	$63,655	$188,297	$166,262

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

Performance-based fees

The Company has contracts with certain clients within its International Operations that provide for additional fee revenues or revenue reductions based on its efficiency in managing claim portfolios and on the basis of claim outcomes and the resulting average claim costs for the respective portfolios. These amounts are in addition to, or a reduction of, the fee revenues discussed above. These performance-based revenues, which represent variable consideration, are based on performance metrics set forth in the underlying contracts. These are generally under multi-year contracts but with discrete individual contract year measurement periods that remain subject to adjustment until claim closure. Variable consideration is recognized when the Company concludes, based on all the facts and information available at the reporting date, that it is not probable that a significant revenue reversal will occur in future periods. Each period, the Company bases its estimates of performance-based revenues on an individual contract year basis, which are subject to adjustment in future years based on changes in average claim costs. Accordingly, the amounts represent the Company's best estimate of amounts earned using historical averages and other factors. Because the expectation of the ultimate contingent revenue amounts to be earned can vary from period to period, these estimates might change materially from quarter to quarter, and such adjustments may occur in future periods until the individual contract year measurement period is closed.

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

The table below presents the deferred revenues balance as of January 1, 2023 and the significant activity affecting deferred revenues during the nine months ended September 30, 2023:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2023	$54,019
Quarterly additions	21,252
Revenue recognized from the prior periods	(12,142)
Revenue recognized from current quarter additions	(5,583)
Balance as of March 31, 2023	$57,546
Quarterly additions	28,734
Revenue recognized from the prior periods	(16,250)
Revenue recognized from current quarter additions	(10,608)
Balance as of June 30, 2023	$59,422
Quarterly additions	26,792
Revenue recognized from the prior periods	(16,145)
Revenue recognized from current quarter additions	(10,022)
Balance as of September 30, 2023	$60,047

Remaining Performance Obligations

As of September 30, 2023, the Company had $103,400,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claims processing has not yet occurred. The Company expects to recognize approximately 70% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

4. Credit Losses

The Company maintains an allowance for expected credit losses resulting primarily from the inability of clients to make payments on short-term account receivables, which are typically due upon receipt of an invoice. Such losses are accounted for as bad debt expense. These allowances are established using historical write-off or adjustment information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. We evaluate the risks related to our trade receivables and contract assets by considering customer type, geography, and aging. Actual experience may differ significantly from historical or expected loss results. The Company writes off account receivables when they become uncollectible, and any payments subsequently received are accounted for as recoveries.

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

The provision (benefit) for income taxes on consolidated income before income taxes totaled a provision of $6,781,000 and a benefit of $(13,286,000) for the three months ended September 30, 2023 and 2022, respectively. The overall effective tax rate decreased to 35.8% for the three months ended September 30, 2023 compared with 46.6% for the 2022 period primarily due to the impact of a partially non-deductible goodwill impairment in 2022.

The provision (benefit) for income taxes on consolidated income before income taxes totaled a provision of $17,258,000 and a benefit of $(8,092,000) for the nine months ended September 30, 2023 and 2022, respectively. The overall effective tax rate decreased to 35.6% for the nine months ended September 30, 2023 compared with 65.5% for the 2022 period primarily due to the impact of a partially non-deductible goodwill impairment in 2022.

6. Defined Benefit Pension Plans

Net periodic cost (benefit) related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 included the following components:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service cost	$362	$315	$1,075	$1,006
Interest cost	6,069	3,284	17,991	10,079
Expected return on assets	(6,900)	(6,250)	(20,468)	(19,090)
Amortization of actuarial loss	3,025	2,501	9,008	7,533
Net periodic cost (benefit)	$2,556	$(150)	$7,606	$(472)

For the three months ended September 30, 2023 and 2022, the non-service components of net periodic pension expense (benefit) of $2,194,000 and $(465,000), respectively, are included in "Other (Loss) Income, net" on the unaudited Condensed Consolidated Statement of Operations.

For the nine months ended September 30, 2023 and 2022, the non-service components of net periodic pension expense (benefit) of $6,531,000 and $(1,478,000), respectively, are included in "Other (Loss) Income, net" on the unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2023, the Company made no contributions to the U.S. defined benefit pension plan and $1,795,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and $487,000 to the U.K. defined benefit pension plans during the nine months ended September 30, 2022, respectively.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (loss) per share - basic:
Numerator:
Allocation of undistributed earnings	$5,288	$3,601	$(10,647)	$(7,401)	$13,143	$9,000	$(7,797)	$(5,359)
Dividends paid	2,041	1,389	1,713	1,191	5,513	3,771	5,299	3,639
Net income (loss) attributable to common shareholders, basic	$7,329	$4,990	$(8,934)	$(6,210)	$18,656	$12,771	$(2,498)	$(1,720)

Denominator:
Weighted-average common shares outstanding, basic	29,140	19,837	28,553	19,848	28,980	19,845	29,397	20,202
Earnings (loss) per share - basic	$0.25	$0.25	$(0.31)	$(0.31)	$0.64	$0.64	$(0.08)	$(0.09)

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings (loss) per share - diluted:
Numerator:
Allocation of undistributed earnings	$5,355	$3,534	$(10,647)	$(7,401)	$13,266	$8,877	$(7,797)	$(5,359)
Dividends paid	2,041	1,389	1,713	1,191	5,513	3,771	5,299	3,639
Net income (loss) attributable to common shareholders, diluted	$7,396	$4,923	$(8,934)	$(6,210)	$18,779	$12,648	$(2,498)	$(1,720)

Denominator:
Weighted-average common shares outstanding, basic	29,140	19,837	28,553	19,848	28,980	19,845	29,397	20,202
Weighted-average effect of dilutive securities	923	—	—	—	679	—	—	—
Weighted-average common shares outstanding, diluted	30,063	19,837	28,553	19,848	29,659	19,845	29,397	20,202
Earnings (loss) per share - diluted	$0.25	$0.25	$(0.31)	$(0.31)	$0.63	$0.64	$(0.08)	$(0.09)

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Shares underlying stock options excluded	100	1,542	1,171	1,542
Performance stock grants excluded because performance conditions have not been met (1)	1,047	816	955	759

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and nine months ended September 30, 2023 and 2022, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
CRD-A issued under the Non-Employee Director Stock Plan	—	5	134	99
CRD-A issued under the U.K. ShareSave Scheme	17	—	69	—
CRD-A issued under the Employee Stock Purchase Plan	154	124	181	124
CRD-A issued under the 2016 Omnibus Stock and Incentive Plan	—	—	—	(6)

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization which had a remaining authorization to purchase 413,317 shares on December 31, 2021. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2024. Under the repurchase program, repurchases may be made through December 31, 2024 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At September 30, 2023, there were 1,730,268 remaining shares authorized to repurchase under the 2021 Repurchase Authorization.

During the nine months ended September 30, 2023, the Company did not repurchase any shares of CRD-A and repurchased 63,103 shares of CRD-B at an average cost of $9.24. During the nine months ended September 30, 2022, the Company repurchased 2,656,474 shares of CRD-A and 963,472 shares of CRD-B at an average cost of $7.41 and $7.32, respectively.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $1,100,000 and $2,274,000 for the three and nine months ended September 30, 2023, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(46,839)	$(158,001)	$(204,840)	$(52,581)	$(162,740)	$(215,321)
Other comprehensive (loss) income before reclassifications	(136)	—	(136)	5,606	—	5,606
Amounts reclassified from accumulated other comprehensive income to net income	—	2,399	2,399	—	7,138	7,138
Net current period other comprehensive (loss) income	(136)	2,399	2,263	5,606	7,138	12,744
Ending balance	$(46,975)	$(155,602)	$(202,577)	$(46,975)	$(155,602)	$(202,577)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(33,584)	$(154,988)	$(188,572)	$(21,760)	$(158,681)	$(180,441)
Other comprehensive loss before reclassifications	(7,237)	—	(7,237)	(19,061)	—	(19,061)
Amounts reclassified from accumulated other comprehensive income to net income	—	1,838	1,838	—	5,531	5,531
Net current period other comprehensive (loss) income	(7,237)	1,838	(5,399)	(19,061)	5,531	(13,530)
Ending balance	$(40,821)	$(153,150)	$(193,971)	$(40,821)	$(153,150)	$(193,971)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2023
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,553	$10,553	$—	$—

Liabilities:
Contingent earnout liability (2)	$12,236	$—	$—	$12,236

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The contingent earnout liability relates to businesses acquired since 2020. See Note 12, "Business Acquisitions" for more information. The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data. The Company recognized a pretax contingent earnout expense totaling $2,127,000 and $3,100,000 in the three and nine months ended September 30, 2023 related to the fair value adjustment of earnout liabilities. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and nine months ended September 30, 2023. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

The key assumptions used in estimating the fair value of the Company's reporting units as of August 31, 2022 utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of the Company's reporting units as of August 31, 2022 ranged between 15.5% and 18.0%, reflecting its assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimate of revenues, EBITDA margin, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

The Company did not identify any impairment indicators year to date 2023.

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

Financial information for the three and nine months ended September 30, 2023 and 2022 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
North America Loss Adjusting	$79,390	$66,822	$232,344	$197,035
International Operations	98,066	86,066	285,241	269,048
Broadspire	88,299	78,381	253,369	234,949
Platform Solutions	59,839	63,655	188,297	166,262
Total segment revenues before reimbursements	325,594	294,924	959,251	867,294
Reimbursements	12,066	11,493	36,743	30,564
Total revenues	$337,660	$306,417	$995,994	$897,858

Segment Operating Earnings (Loss)
North America Loss Adjusting	$10,468	$3,750	$22,433	$10,533
International Operations	2,197	(3,922)	8,974	(7,648)
Broadspire	13,532	6,198	29,607	20,299
Platform Solutions	8,523	10,080	26,595	22,714
Total segment operating earnings	34,720	16,106	87,609	45,898

(Deduct) Add:
Unallocated corporate and shared costs, net	(4,781)	(2,438)	(9,998)	(7,378)
Net corporate interest expense	(4,556)	(2,903)	(13,264)	(6,201)
Stock option expense	(145)	(142)	(440)	(478)
Amortization of customer-relationship intangible assets	(1,986)	(1,998)	(5,864)	(5,784)
Contingent earnout adjustments	(2,127)	(887)	(3,100)	(3,246)
Non-service pension (costs) credits	(2,170)	532	(6,436)	1,646
Goodwill impairment	—	(36,808)	—	(36,808)
Income (loss) before income taxes	$18,955	$(28,538)	$48,507	$(12,351)

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represents segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, goodwill impairments, non-service pension costs and credits, income taxes, and net income or loss attributable to noncontrolling interests.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
International Operations
International Loss Adjusting	$91,414	$82,157	$266,708	$252,092
Crawford Legal Services	6,652	3,909	18,533	16,956
Total Revenues before Reimbursements--International Operations	$98,066	$86,066	$285,241	$269,048

Broadspire
Claims Management	$43,989	$40,275	$125,620	$120,252
Medical Management	44,310	38,106	127,749	114,697
Total Revenues before Reimbursements--Broadspire	$88,299	$78,381	$253,369	$234,949

Platform Solutions
Contractor Connection	$19,013	$17,453	$58,110	$50,112
Networks	34,160	40,809	110,027	100,840
Subrogation	6,666	5,393	20,160	15,310
Total Revenues before Reimbursements--Platform Solutions	$59,839	$63,655	$188,297	$166,262

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On September 30, 2023, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,852,000.

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

The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $1,342,000. There have been no material changes to the fair value of the contingent consideration payable. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

(In thousands)	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$49,208	$46,007	$33,099	$53,228
Restricted cash within prepaid expenses and other current assets	1,074	638	782	461
Total cash, cash equivalents and restricted cash	$50,282	$46,645	$33,881	$53,689

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of September 30, 2023, the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2023 and 2022, the condensed consolidated statements of shareholders' investment for the three-month periods ended March 31, June 30 and September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 6, 2023

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•
a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,
•
changes in global economic conditions,
•
changes in interest rates,
•
changes in foreign currency exchange rates,
•
changes in regulations and practices of various governmental authorities,
•
changes in our competitive environment,
•
changes in the financial condition of our clients,
•
changes in the rate of inflation and our ability to recover increased operating costs,
•
the loss of any material customer,
•
our ability to successfully integrate the operations of acquired businesses,
•
our ability to timely identify and effectively remediate material weaknesses in internal control over financial reporting,
•
regulatory changes related to funding of defined benefit pension plans,
•
our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,
•
our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,
•
our ability to identify new revenue sources not tied to the insurance underwriting cycle,
•
our ability to develop or acquire information technology resources to support and grow our business,
•
our ability to attract and retain qualified personnel,
•
our ability to renew existing contracts with clients on satisfactory terms,
•
our ability to collect amounts due from our clients and others,
•
continued availability of funding under our financing agreements,
•
general risks associated with doing business outside the U.S., including changes in tax rates,
•
our ability to comply with the covenants in our financing or other agreements,
•
changes in the frequency or severity of man-made or natural disasters,
•
the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,
•
our ability to prevent or detect cybersecurity breaches and cyber incidents,
•
our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,
•
risks associated with our having a controlling shareholder, and
•
impairments of goodwill or our other indefinite-lived intangible assets.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended September 30, 2023 and 2022, and as of September 30, 2023, and December 31, 2022, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2022. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements increased $30.7 million, or 10.4%, for the three months ended September 30, 2023 and $92.0 million, or 10.6% for the nine months ended September 30, 2023, compared with the same periods of 2022. The increase in the 2023 third quarter was due to increases in our North America Loss Adjusting, International, and Broadspire operating segments. The increase in the year-to-date period was due to increases in all of our operating segments. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $0.6 million, or 0.2%, for the three months ended September 30, 2023 while reducing our consolidated revenues before reimbursements by $16.3 million, or 1.9% for the nine months ended September 30, 2023 as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and nine months ended September 30, 2023.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended September 30, 2022
(in thousands, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	% Variance
Revenues:
North America Loss Adjusting	$79,390	$66,822	18.8%	$80,059	19.8%
International Operations	98,066	86,066	13.9%	96,784	12.5%
Broadspire	88,299	78,381	12.7%	88,299	12.7%
Platform Solutions	59,839	63,655	(6.0)%	59,839	(6.0)%
Total revenues before reimbursements	325,594	294,924	10.4%	324,981	10.2%
Reimbursements	12,066	11,493	5.0%	12,584	9.5%
Total Revenues	$337,660	$306,417	10.2%	$337,565	10.2%

	Nine Months Ended			Nine Months Ended
				Based on exchange rates for the nine months ended September 30, 2022
(in thousands, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	% Variance
Revenues:
North America Loss Adjusting	$232,344	$197,035	17.9%	$235,917	19.7%
International Operations	285,241	269,048	6.0%	297,918	10.7%
Broadspire	253,369	234,949	7.8%	253,369	7.8%
Platform Solutions	188,297	166,262	13.3%	188,297	13.3%
Total revenues before reimbursements	959,251	867,294	10.6%	975,501	12.5%
Reimbursements	36,743	30,564	20.2%	38,704	26.6%
Total Revenues	$995,994	$897,858	10.9%	$1,014,205	13.0%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $30.1 million, or 10.2%, for the three months ended September 30, 2023, and increased $108.2 million, or 12.5% for the nine months ended September 30, 2023 compared with the same periods of 2022. Revenues from the North America Loss Adjusting segment increased in the 2023 third quarter and year-to-date periods due to an increase in new business in the U.S. Revenues from the International Operations segment increased in the 2023 third quarter and year-to-date periods primarily due to increases in the U.K., Europe, Asia, and Latin America. Revenues from the Broadspire segment increased for the quarter and year-to-date due to an increase in Claims and Medical Management revenues. Revenues from the Platform Solutions segment decreased in the third quarter due to a reduction in our Networks service line, although there is an increase in the current year-to-date period in all service lines. There was a $0.1 million increase in total company revenues in the 2023 third quarter and $1.4 million increase in the year-to-date period as a result of the 2022 Van Dijk acquisition. See Note 12, “Business Acquisitions” of our accompanying consolidated financial statements for more details of this activity.

Overall, there was a decrease in cases received of (1.6)% for the three months ended September 30, 2023 and a decrease of (5.1)% for the nine months ended September 30, 2023 due to a reduction of approximately 24,000 and 65,000 high-frequency, low-severity cases in our four operating segments that were present in the 2022 third quarter and year-to-date period, respectively, that generated minimal revenues in the comparable 2022 periods. This includes 5,000 and 17,000 cases received in our International Operations segment in the 2022 third quarter and year-to-date periods, respectively, as a result of a weather-related catastrophe in Australia for which revenues were recognized across several quarters as services were performed. In addition, our Platforms Solution segment generated a decrease in revenues of approximately $(4.9) million in the 2023 third quarter and an increase in revenues of $13.1 million in the 2023 year-to-date period not measured by cases where we provided dedicated employees to the clients. Accordingly, the overall increase in revenues in the 2023 periods does not necessarily correlate to the change in case volumes.

Cases received are presented below by segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	September 30, 2022	Variance
North America Loss Adjusting	78,434	72,112	8.8%	225,121	225,524	(0.2)%
International Operations	121,074	123,270	(1.8)%	361,630	407,657	(11.3)%
Broadspire	143,173	141,658	1.1%	415,343	414,503	0.2%
Platform Solutions	136,663	150,192	(9.0)%	351,284	378,051	(7.1)%
Total Crawford Cases Received	479,344	487,232	(1.6)%	1,353,378	1,425,735	(5.1)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and nine months ended September 30, 2023:

		Three Months Ended
		September 30, 2023		September 30, 2022
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$203,340	62.5%	$183,197	62.1%
U.K.	GBP	38,290	11.8%	25,352	8.6%
Canada	CAD	24,188	7.4%	25,661	8.7%
Australia	AUD	22,867	7.0%	27,434	9.3%
Europe	EUR	14,629	4.5%	13,063	4.4%
Rest of World		22,280	6.8%	20,217	6.9%
Total Revenues, before reimbursements		$325,594		$294,924

		Nine Months Ended
		September 30, 2023		September 30, 2022
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$601,354	62.7%	$523,650	60.4%
U.K.	GBP	106,139	11.0%	92,837	10.7%
Canada	CAD	72,656	7.6%	74,597	8.6%
Australia	AUD	68,787	7.2%	69,794	8.1%
Europe	EUR	42,968	4.5%	41,973	4.8%
Rest of World		67,347	7.0%	64,443	7.4%
Total Revenues, before reimbursements		$959,251		$867,294

Costs of services provided, before reimbursements, increased $8.7 million, or 3.9%, for the three months ended September 30, 2023, and increased $46.1 million, or 7.2% for the nine months ended September 30, 2023 as compared with the 2022 periods. These increases were primarily due to an increase in compensation expense and other costs in each of our operating segments resulting from the higher revenues, partially offset by the change in exchange rates.

Selling, general, and administrative ("SG&A") expenses increased $6.9 million, or 11.0%, in the three months ended September 30, 2023 due to an increase in compensation expense, including incentive compensation and an increase in unallocated payroll tax and benefits costs. SG&A expenses increased $6.6 million, or 3.4%, in the nine months ended September 30, 2023 as compared with the 2022 period, primarily due to an increase in incentive compensation expense, payroll tax and benefits, and the $1.8 million gain on the sale of our Canadian head office building which occurred in the 2022 first quarter described below.

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

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represents segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, goodwill impairments, non-service pension costs and credits, income taxes, and net income or loss attributable to noncontrolling interests.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, goodwill impairments, non-service pension costs and credits, and unallocated corporate and shared costs and credits follows the discussion and analysis of the results of operations of our four operating segments.

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

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income (loss) before income taxes and net income (loss) attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
North America Loss Adjusting	$79,390	$66,822	$232,344	$197,035
International Operations	98,066	86,066	285,241	269,048
Broadspire	88,299	78,381	253,369	234,949
Platform Solutions	59,839	63,655	188,297	166,262
Total Revenues before reimbursements	325,594	294,924	959,251	867,294
Reimbursements	12,066	11,493	36,743	30,564
Total Revenues	$337,660	$306,417	$995,994	$897,858
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$53,635	$48,331	$162,418	$142,937
% of related revenues before reimbursements	67.6%	72.3%	69.9%	72.5%
International Operations	66,426	61,666	190,178	190,273
% of related revenues before reimbursements	67.7%	71.6%	66.7%	70.7%
Broadspire	54,310	49,863	161,451	147,611
% of related revenues before reimbursements	61.5%	63.6%	63.7%	62.8%
Platform Solutions	39,638	42,106	124,238	110,424
% of related revenues before reimbursements	66.2%	66.1%	66.0%	66.4%
Total	$214,009	$201,966	$638,285	$591,245
% of Revenues before reimbursements	65.7%	68.5%	66.5%	68.2%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$15,287	$14,741	$47,493	$43,565
% of related revenues before reimbursements	19.3%	22.1%	20.4%	22.1%
International Operations	29,443	28,322	86,089	86,423
% of related revenues before reimbursements	30.0%	32.9%	30.2%	32.1%
Broadspire	20,457	22,320	62,311	67,039
% of related revenues before reimbursements	23.2%	28.5%	24.6%	28.5%
Platform Solutions	11,678	11,469	37,464	33,124
% of related revenues before reimbursements	19.5%	18.0%	19.9%	19.9%
Total before reimbursements	76,865	76,852	233,357	230,151
% of Revenues before reimbursements	23.6%	26.1%	24.3%	26.5%
Reimbursements	12,066	11,493	36,743	30,564
Total	$88,931	$88,345	$270,100	$260,715
% of Revenues	26.3%	28.8%	27.1%	29.0%
Segment Operating Earnings (Loss):
North America Loss Adjusting	$10,468	$3,750	$22,433	$10,533
% of related revenues before reimbursements	13.2%	5.6%	9.7%	5.3%
International Operations	2,197	(3,922)	8,974	(7,648)
% of related revenues before reimbursements	2.2%	(4.6)%	3.1%	(2.8)%
Broadspire	13,532	6,198	29,607	20,299
% of related revenues before reimbursements	15.3%	7.9%	11.7%	8.6%
Platform Solutions	8,523	10,080	26,595	22,714
% of related revenues before reimbursements	14.2%	15.8%	14.1%	13.7%
Deduct (Add):
Unallocated corporate and shared costs, net	(4,781)	(2,438)	(9,998)	(7,378)
Net corporate interest expense	(4,556)	(2,903)	(13,264)	(6,201)
Stock option expense	(145)	(142)	(440)	(478)
Amortization of customer-relationship intangible assets	(1,986)	(1,998)	(5,864)	(5,784)
Contingent earnout adjustments	(2,127)	(887)	(3,100)	(3,246)
Non-service pension (costs) credits	(2,170)	532	(6,436)	1,646
Goodwill impairment	—	(36,808)	—	(36,808)
Income (loss) before income taxes	18,955	(28,538)	48,507	(12,351)
(Provision) benefit for income taxes	(6,781)	13,286	(17,258)	8,092
Net income (loss)	12,174	(15,252)	31,249	(4,259)
Net loss attributable to noncontrolling interests	145	108	178	41
Net income (loss) attributable to shareholders of Crawford & Company	$12,319	$(15,144)	$31,427	$(4,218)

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $10.5 million, or 13.2% of revenues before reimbursements, for the three months ended September 30, 2023, compared with 2022 operating earnings of $3.8 million, or 5.6% of revenues before reimbursements. For the nine months ended September 30, 2023, our North American Loss Adjusting segment reported operating earnings of $22.4 million, or 9.7% of revenues before reimbursements, compared with 2022 operating earnings of $10.5 million, or 5.3% of revenues before reimbursements. The increase in operating earnings in the 2023 third quarter and year-to-date periods were primarily due to the increase in revenues in the U.S. and improved staff utilization.

Excluding centralized indirect support costs, gross profit increased from $12.4 million, or 18.5% of revenues before reimbursements in 2022, to $19.7 million, or 24.9% of revenues before reimbursements, in the three months ended September 30, 2023. For the nine months ended September 30, 2023, gross profit increased from $35.0 million, or 17.8% of revenues before reimbursements in 2022, to $50.4 million, or 21.7% of revenues before reimbursements, due primarily to the increase in revenues in the U.S. and improved staff utilization.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2022
Three Months Ended September 30,	2023	2022	Variance	2023	Variance
Revenues	$79,390	$66,822	18.8%	$80,059	19.8%
Direct expenses	59,653	54,428	9.6%	60,196	10.6%
Gross profit	19,737	12,394	59.2%	19,863	60.3%
Indirect expenses	9,269	8,644	7.2%	9,370	8.4%
Total North America Loss Adjusting Operating Earnings	$10,468	$3,750	179.1%	$10,493	179.8%

Gross profit margin	24.9%	18.5%	6.4%	24.8%	6.3%
Operating margin	13.2%	5.6%	7.6%	13.1%	7.5%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2022
Nine Months Ended September 30,	2023	2022	Variance	2023	Variance
Revenues	$232,344	$197,035	17.9%	$235,917	19.7%
Direct expenses	181,905	161,997	12.3%	184,920	14.2%
Gross profit	50,439	35,038	44.0%	50,997	45.5%
Indirect expenses	28,006	24,505	14.3%	28,626	16.8%
Total North America Loss Adjusting Operating Earnings	$22,433	$10,533	113.0%	$22,371	112.4%

Gross profit margin	21.7%	17.8%	3.9%	21.6%	3.8%
Operating margin	9.7%	5.3%	4.4%	9.5%	4.2%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2022
(in thousands, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	Variance
U.S.	$55,202	$41,161	34.1%	$55,202	34.1%
Canada	24,188	25,661	(5.7)%	24,857	(3.1)%
Total North America Loss Adjusting Revenues before Reimbursements	$79,390	$66,822	18.8%	$80,059	19.8%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2022
(in thousands, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	Variance
U.S.	$159,688	$122,438	30.4%	$159,688	30.4%
Canada	72,656	74,597	(2.6)%	76,229	2.2%
Total North America Loss Adjusting Revenues before Reimbursements	$232,344	$197,035	17.9%	$235,917	19.7%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $79.4 million in the three months ended September 30, 2023, compared with $66.8 million in the 2022 period. This increase was due to increased business in the U.S. from both new and existing clients and increased utilization. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately 1.0%, or $0.7 million, for the three months ended September 30, 2023 as compared with the 2022 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $80.1 million for the three months ended September 30, 2023. There was an increase in segment unit volume, measured principally by cases received, of 8.8% for the three months ended September 30, 2023, compared with the 2022 period, due to an increase in clients and associated staff in the U.S., partially offset by reduction in Canada. Changes in product mix and in the rates charged for those services accounted for an 11.0% revenue increase for the three months ended September 30, 2023 compared with the same period in 2022, due to increases in pricing and average fee per case.

Revenues before reimbursements from our North America Loss Adjusting segment totaled $232.3 million in the nine months ended September 30, 2023, compared with $197.0 million in the 2022 period. This increase was due to increased business in the U.S. from both new and existing clients, and an increase in weather-related cases. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately 1.8%, or $3.6 million, for the nine months ended September 30, 2023 as compared with the 2022 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $235.9 million for the nine months ended September 30, 2023. There was a slight decrease in segment unit volume, measured principally by cases received, of (0.2)% for the nine months ended September 30, 2023, compared with the 2022 period, due to a change in the mix of services provided and reduction in high-frequency, low-severity cases that were present in the prior year. Excluding 17,400 high-frequency, low-severity cases received in the 2022 period for which minimal revenues were recognized, cases received would have increased by 8.2% in the 2023 year-to-date period compared with 2022. Revenues from these cases were recognized across several quarters as services were performed. Changes in product mix and in the rates charged for those services accounted for an 11.5% revenue increase for the nine months ended September 30, 2023 compared with the same period in 2022, due to increases in pricing and average fee per case.

The increase in revenues in the U.S. for the three and nine months ended September 30, 2023 was due to an increase in both Field Operations and Global Technical Services revenues in the current year, as a result of an increase in expert adjusting staff and increased business from new and existing clients. Based on constant foreign exchange rates, there was a slight decrease in revenues in Canada in the 2023 third quarter, although an increase in the 2023 year-to-date period, compared with 2022, partially offset by a reduction in high-frequency, low-severity cases in 2023.

Revenue variance components for our North America Loss Adjusting segment, for the three and nine months ended September 30, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Increase (decrease) in cases received	8.8%	(0.2)%
Decrease due to foreign currency exchange rates	(1.0)%	(1.8)%
High-frequency, low-severity cases received in 2022 with minimal 2022 revenues	—	8.4%
Change in product mix and rates	11.0%	11.5%
Increase in Revenues before Reimbursements	18.8%	17.9%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $2.5 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively. Reimbursements were $7.8 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively. These increases were due to the increase in revenues, partially offset by a change in the mix of claims handled in Canada.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	September 30, 2022	Variance
U.S.	41,624	32,279	29.0%	115,398	100,694	14.6%
Canada	36,810	39,833	(7.6)%	109,723	124,830	(12.1)%
Total North America Loss Adjusting Cases Received	78,434	72,112	8.8%	225,121	225,524	(0.2)%

Overall, there was an increase in cases of 8.8% in the three months ended September 30, 2023, compared to the same period in 2022. The increase in U.S. case volumes in the 2023 third quarter was due to an increase in cases from both new and existing clients. There was a decrease in cases in Canada in the 2023 third quarter due to a change in the mix of services provided resulting from fewer high-frequency, low-severity cases, compared with the 2022 period.

There was a slight decrease in cases of (0.2)% in the nine months ended September 30, 2023, compared to the same period in 2022. There was an increase in U.S. case volumes in the year-to-date period due to an increase from both new and existing clients and an increase in weather-related activity. There was a decrease in cases in Canada in the nine-month period due to a change in the mix of services provided resulting from fewer high-frequency, low-severity cases in the 2023 year-to-date period. There were approximately 12,200 high-frequency, low-severity Contractor Connection and automobile cases received in Canada in the 2022 year-to-date period, and 5,200 high-frequency, low-severity cases received in the U.S. for which minimal revenues were recognized. Excluding these cases, North America Loss Adjusting cases would have increased by 17,000, or 8.2%, in the 2023 year-to-date period, compared to 2022.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 67.6% for the three months ended September 30, 2023 compared with 72.3% for the 2022 period. For the nine months ended September 30, 2023, direct compensation, fringe benefits, and non-employee labor expenses were 69.9% compared with 72.5% for the 2022 period. The total dollar amount of these expenses increased to $53.6 million for the three months ended September 30, 2023 from $48.3 million for the comparable 2022 period, and were $162.4 million for the nine months ended September 30, 2023 compared to $142.9 million in 2022. The increase in amounts was due to an increase in employees required to handle the increased cases. The decrease in the percentage of revenues before reimbursements is due to the increased revenues and improved staff utilization, compared to the 2022 periods. There was an average of 2,058 full-time equivalent employees in this segment in the nine months ended September 30, 2023 compared with an average of 1,997 in the 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $15.3 million for the three months ended September 30, 2023 compared with $14.7 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 19.3% for the three months ended September 30, 2023 compared with 22.1% for the 2022 period. For the nine months ended September 30, 2023, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $47.5 million, compared with $43.6 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 20.4% for the nine months ended September 30, 2023, compared with 22.1% for the 2022 period. The increase in the current year amounts was due to the higher revenues and technology investments, and an increase in the allowance for estimated credit losses. The decrease in the expense as a percentage of revenues before reimbursements is due to operating leverage from the increased revenues.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $2.2 million, or 2.2% of revenues before reimbursements, for the three months ended September 30, 2023, compared with an operating loss of $(3.9) million, or (4.6)% of revenues before reimbursements, in the 2022 period. For the nine months ended September 30, 2023, our International Operations segment reported operating earnings of $9.0 million, or 3.1% of revenues before reimbursements, compared with an operating loss in 2022 of $(7.6) million, or (2.8)% of revenues before reimbursements. The increase in operating earnings in the 2023 periods was primarily due to increased revenues in the U.K., Europe, Asia, and Latin America, and cost reductions in various international operations.

Excluding centralized indirect support costs, gross profit increased from $9.4 million, or 10.9% of revenues before reimbursements in 2022, to $14.5 million, or 14.8% of revenues before reimbursements, in the three months ended September 30, 2023. For the nine months ended September 30, 2023, gross profit increased from $32.4 million, or 12.1% of revenues before reimbursements in 2022, to $47.2 million, or 16.6% of revenues before reimbursements. These increases were primarily due to increased revenues and cost reductions in various operations.

Operating results for our International Operations segment, including gross profit, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2022
Three Months Ended September 30,	2023	2022	Variance	2023	Variance
Revenues	$98,066	$86,066	13.9%	$96,784	12.5%
Direct expenses	83,592	76,677	9.0%	82,331	7.4%
Gross profit	14,474	9,389	54.2%	14,453	53.9%
Indirect expenses	12,277	13,311	(7.8)%	12,070	(9.3)%
Total International Operations Operating Earnings (Loss)	$2,197	$(3,922)	156.0%	$2,383	(160.8)%

Gross profit margin	14.8%	10.9%	3.9%	14.9%	4.0%
Operating margin	2.2%	(4.6)%	6.8%	2.5%	7.1%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2022
Nine Months Ended September 30,	2023	2022	Variance	2023	Variance
Revenues	$285,241	$269,048	6.0%	$297,918	10.7%
Direct expenses	238,032	236,602	0.6%	248,225	4.9%
Gross profit	47,209	32,446	45.5%	49,693	53.2%
Indirect expenses	38,235	40,094	(4.6)%	39,942	(0.4)%
Total International Operations Operating Earnings (Loss)	$8,974	$(7,648)	217.3%	$9,751	(227.5)%

Gross profit margin	16.6%	12.1%	4.5%	16.7%	4.6%
Operating margin	3.1%	(2.8)%	5.9%	3.3%	6.1%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2022
(in thousands, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	Variance
U.K.	$38,290	$25,352	51.0%	$37,035	46.1%
Europe	22,331	20,535	8.7%	21,814	6.2%
Australia	22,867	27,434	(16.6)%	23,819	(13.2)%
Asia	5,601	5,196	7.8%	5,589	7.6%
Latin America	8,977	7,549	18.9%	8,527	13.0%
Total International Operations Revenues before Reimbursements	$98,066	$86,066	13.9%	$96,784	12.5%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2022
(in thousands, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	Variance
U.K.	$106,139	$92,837	14.3%	$111,563	20.2%
Europe	68,255	68,217	0.1%	70,805	3.8%
Australia	68,787	69,794	(1.4)%	73,107	4.7%
Asia	17,116	16,376	4.5%	17,590	7.4%
Latin America	24,944	21,824	14.3%	24,853	13.9%
Total International Operations Revenues before Reimbursements	$285,241	$269,048	6.0%	$297,918	10.7%

Revenues before reimbursements from our International Operations segment totaled $98.1 million in the three months ended September 30, 2023, compared with $86.1 million in the 2022 period. This increase was primarily due to an increase in the U.K., Europe and Latin America. The change in exchange rates increased our International Operations segment revenues by approximately 1.4%, or $1.3 million, for the three months ended September 30, 2023 as compared with the 2022 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $96.8 million for the three months ended September 30, 2023. There was a $0.1 million increase, or 0.1% increase in International Operations revenues in the quarter as a result of the 2022 Van Dijk acquisition in Europe. There was a decrease in segment unit volume, measured principally by cases received, of (1.8)% for the three months ended September 30, 2023, compared with the 2022 period, due to a change in the mix of services provided between quarters. There were 5,000 cases received in Australia in the 2022 third quarter as a result of a weather-related catastrophe for which revenues were recognized across several quarters as services were performed. In addition, cases declined 5.2% due to a decrease of 6,500 high-frequency, low-severity cases received in Europe in the 2022 third quarter for which only minimal revenues were recognized. Changes in product mix and in the rates charged for those services accounted for a 4.9% revenue increase for the three months ended September 30, 2023 compared with the same period in 2022.

Revenues before reimbursements from our International Operations segment totaled $285.2 million in the nine months ended September 30, 2023, compared with $269.0 million in the 2022 period. This increase was primarily due to increases in the U.K. and Latin America. The change in exchange rates decreased our International Operations segment revenues by approximately 4.7%, or $12.7 million, for the nine months ended September 30, 2023 as compared with 2022. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $297.9 million for the nine months ended September 30, 2023. There was a $1.4 million increase, or 0.5% increase in International Operations revenues in the year-to-date period as a result of the Van Dijk acquisition in Europe. There was a decrease in segment unit volume, measured principally by cases received, of (11.3)% for the nine months ended September 30, 2023, compared with the 2022 period, due to a change in the mix of services provided between periods. There were 17,000 cases received in Australia in the 2022 period as a result of a weather-related catastrophe for which revenues were recognized across several quarters as services were performed. In addition, cases declined 5.2% due to a decrease of 21,100 high-frequency, low-severity cases received in Europe in the 2022 year-to-date period for which only minimal revenues were recognized. Changes in product mix and in the rates charged for those services accounted for a 12.1% revenue increase for the nine months ended September 30, 2023 compared with the same period in 2022.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the 2023 third quarter and year-to-date periods was due to an increase in case volumes from both new and existing clients. There was an increase in revenues in Europe in the 2023 periods, compared with 2022, due to increases in the Netherlands, including the benefit of the Van Dijk acquisition, partially offset by a decrease in high-frequency, low-severity case volume increases in Scandinavia. There was a decrease in revenues in Australia in the quarter, although an increase in the year-to-date period due to the continued handling of weather-related case activity from the 2022 flooding catastrophe. There was an increase in revenues in Asia in the 2023 third quarter, compared with 2022, due to an increase in high-frequency, low-severity activity in Singapore, and an increase in weather-related claim activity in the year-to-date period. The increase in revenues in Latin America in 2023 was due to an increase in cases with higher average fees in Chile, partially offset by a decrease in high-frequency, low-severity cases in Brazil and Colombia in the third quarter.

Revenue variance components for our International Operations segment, for the three and nine months ended September 30, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Decrease in cases received	(1.8)%	(11.3)%
Increase (decrease) due to foreign currency exchange rates	1.4%	(4.7)%
Australia 2022 catastrophe cases	4.1%	4.2%
High-frequency, low-severity cases received in Europe in 2022 with minimal 2022 revenues	5.2%	5.2%
Change in product mix and rates	4.9%	12.1%
Acquisitions	0.1%	0.5%
Increase in Revenues before Reimbursements	13.9%	6.0%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $7.7 million and $8.1 million for the three months ended September 30, 2023 and 2022, respectively. Reimbursements were $24.4 million and $21.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in reimbursed expenses in the year-to-date period was due to the increase in revenues, although there was a decreased use of third parties in the current year third quarter.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	September 30, 2022	Variance
U.K.	37,872	33,785	12.1%	121,048	113,035	7.1%
Europe	45,384	51,119	(11.2)%	132,285	165,093	(19.9)%
Australia	8,631	14,461	(40.3)%	27,661	55,965	(50.6)%
Asia	7,202	4,152	73.5%	19,417	16,293	19.2%
Latin America	21,985	19,753	11.3%	61,219	57,271	6.9%
Total International Operations Cases Received	121,074	123,270	(1.8)%	361,630	407,657	(11.3)%

Overall, there was a decrease in cases received of (1.8)% for the three months ended September 30, 2023, compared with the 2022 period. There was an increase in the U.K. in the third quarter due to increases from both new and existing clients. Cases declined in Europe due to a change in the mix of services provided between periods, including a reduction of 6,500 high-frequency, low-severity cases in Scandinavia. There was a decrease of 5,000 weather-related cases in Australia in the 2022 third quarter related to flooding catastrophe, although revenues are recognized across multiple quarters as services are performed. The increase in cases received in Asia was due to an increase in high-frequency, low-severity activity in Singapore. Latin America also experienced an increase in cases received in Chile, partially offset by a decrease in high-frequency, low-severity cases in Brazil and Colombia.

Overall, there was a decrease in cases received of (11.3)% for the nine months ended September 30, 2023, compared with the 2022 period. There was an increase in cases in the U.K., due to new business from both new and existing clients. Cases declined in Europe due to a change in the mix of services provided between periods, including a reduction of 21,100 high-frequency, low-severity cases in Scandinavia. There was a decrease in 17,000 weather-related cases in Australia related to flooding catastrophe in 2022 referenced above. There was an increase in cases received in Asia due to an increase in high-frequency, low-severity weather-related activity. Latin America experienced an increase in high-frequency, low-severity cases in Chile and Brazil, partially offset by a reduction in Colombia.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses was 67.7% for the three months ended September 30, 2023 compared with 71.6% for the 2022 period. The total dollar amount of these expenses were $66.4 million for the three months ended September 30, 2023, compared to $61.7 million for the 2022 period. For the nine months ended September 30, 2023, direct compensation, fringe benefits, and non-employee labor expenses were 66.7%, compared with 70.7% in 2022, and were $190.2 million for the nine months ended September 30, 2023 compared to $190.3 million in 2022. The increase in the amounts was due to the higher revenues and an increase in incentive compensation, partially offset by cost reductions undertaken in 2022. The decrease in the percentage of revenues before reimbursements is due to improved staff utilization. There was an average of 3,660 full-time equivalent employees in this segment in the nine months ended September 30, 2023, including 15 from the Van Dijk acquisition, compared with an average of 3,650 in the comparable 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $29.4 million for the three months ended September 30, 2023 compared with $28.3 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 30.0% for the three months ended September 30, 2023 compared with 32.9% for the 2022 period. For the nine months ended September 30, 2023, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $86.1 million, compared with $86.4 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 30.2% for the nine months ended September 30, 2023, compared with 32.1% for the 2022 period. The increase in the third quarter expense was due to the increased business activities, although there was a slight decrease in administrative costs in the year-to-date period. There was a decrease in the expense as a percent of revenues before reimbursements due to improved operating leverage.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $13.5 million, or 15.3% of revenues before reimbursements, for the three months ended September 30, 2023 as compared with $6.2 million, or 7.9% of revenues before reimbursements, for the third quarter of 2022. For the nine months ended September 30, 2023, our Broadspire segment reported operating earnings of $29.6 million, or 11.7% of revenues before reimbursements, compared with 2022 operating earnings of $20.3 million, or 8.6% of revenues before reimbursements. The increase in the 2023 third quarter and year-to-date period was due to an increase in revenues resulting from new client programs, increased medical management usage, and pricing improvements.

Excluding centralized indirect support costs, third quarter gross profit increased from $17.9 million, or 22.8% of revenues before reimbursements, in 2022 to $25.5 million, or 28.9% of revenues before reimbursements in 2023. For the nine months ended September 30, 2023, gross profit increased from $52.0 million, or 22.1% of revenues before reimbursements in 2022, to $64.5 million, or 25.5% of revenues before reimbursements. These increases were due to the increased revenues and improved staff utilization.

Operating results for our Broadspire segment, including gross profit, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	In thousands (except percentages)
Three Months Ended September 30,	2023	2022	Variance
Revenues	$88,299	$78,381	12.7%
Direct expenses	62,799	60,494	3.8%
Gross profit	25,500	17,887	42.6%
Indirect expenses	11,968	11,689	2.4%
Total Broadspire Operating Earnings	$13,532	$6,198	118.3%

Gross profit margin	28.9%	22.8%	6.1%
Operating margin	15.3%	7.9%	7.4%

	In thousands (except percentages)
Nine Months Ended September 30,	2023	2022	Variance
Revenues	$253,369	$234,949	7.8%
Direct expenses	188,861	182,914	3.3%
Gross profit	64,508	52,035	24.0%
Indirect expenses	34,901	31,736	10.0%
Total Broadspire Operating Earnings	$29,607	$20,299	45.9%

Gross profit margin	25.5%	22.1%	3.4%
Operating margin	11.7%	8.6%	3.1%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2023	September 30, 2022	Variance
Claims Management	$43,989	$40,275	9.2%
Medical Management	44,310	38,106	16.3%
Total Broadspire Revenues before Reimbursements	$88,299	$78,381	12.7%

	Nine Months Ended
(in thousands, except percentages)	September 30, 2023	September 30, 2022	Variance
Claims Management	$125,620	$120,252	4.5%
Medical Management	127,749	114,697	11.4%
Total Broadspire Revenues before Reimbursements	$253,369	$234,949	7.8%

Revenues before reimbursements from our Broadspire segment totaled $88.3 million in the three months ended September 30, 2023 compared with $78.4 million in the 2022 period. This increase was primarily due to an increase in new client growth and an increase in average fees across both service lines. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 1.1% for the three months ended September 30, 2023 compared with the same period of 2022. This is partly due to a $3.2 million increase in revenues within our Medical Management service line for which no cases are received, or 3.6% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 8.0% revenue increase for the 2023 third quarter compared with the 2022 period, primarily due to an increase in workers compensation cases and an increase in the average fee per case.

For the nine months ended September 30, 2023, revenues before reimbursements from our Broadspire segment totaled $253.4 million compared with $234.9 million in the 2022 period. This increase was primarily due to an increase in new client growth and an increase in average fees across both service lines. Revenues were positively impacted by a slight increase in unit volumes, measured principally by cases received, of 0.2% for the nine months ended September 30, 2023 compared with the same period of 2022. This is partly due to a $5.3 million increase in revenues within our Medical Management service line for which no cases are received, or 2.2% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 5.4% revenue increase for the 2023 nine-month period compared with 2022, primarily due to an increase in workers compensation cases and an increase in the average fee per case.

Revenue variance components for our Broadspire segment, for the three and nine months ended September 30, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Increase in cases received	1.1%	0.2%
Revenue increase with no cases received	3.6%	2.2%
Change in product mix and rates	8.0%	5.4%
Increase in Revenues before Reimbursements	12.7%	7.8%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.7 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. Reimbursements were $2.4 million for both the nine months ended September 30, 2023 and 2022, respectively. Although revenues increased in the 2023 periods, there was not an associated increase in reimbursed expenses.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	September 30, 2022	Variance
Claims Management	103,930	110,242	(5.7)%	306,467	315,636	(2.9)%
Medical Management	39,243	31,416	24.9%	108,876	98,867	10.1%
Total Broadspire Cases Received	143,173	141,658	1.1%	415,343	414,503	0.2%

Overall case volumes were 1.1% higher for the three months ended September 30, 2023 and 0.2% higher for the nine months ended September 30, 2023 due primarily to an increase in Medical Management referrals. There was a decrease in Claims Management cases due to a reduction in casualty cases, although there was a change in the mix of cases received which resulted in an increase in revenues and an increase in the average fee per case.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Direct compensation, fringe benefits, and non-employee labor totaled $54.3 million for the three months ended September 30, 2023, compared to $49.9 million for the comparable 2022 period. Direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, decreased from 63.6% in the 2022 third quarter to 61.5% in 2023 third quarter, primarily due to the increased revenues. For the nine months ended September 30, 2023, direct compensation, fringe benefits, and non-employee labor totaled $161.5 million, compared to $147.6 million in 2022. For the nine months ended September 30, 2023, direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, increased from 62.8% in 2022 to 63.7% in 2023. The increase in the amounts was due to the increased revenues and an increase in average full-time equivalent employees in support of client requirements. The decrease in expense as a percent of revenues before reimbursements was due to the increased revenues and operating leverage in 2023. Average full-time equivalent employees in this segment totaled 2,601 in the first nine months ended September 30, 2023, compared with 2,473 in the comparable 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 23.2% for the three months ended September 30, 2023, compared with 28.5% in the 2022 period. The amount of these expenses decreased from $22.3 million for the three months ended September 30, 2022 to $20.5 million in 2023. For the nine months ended September 30, 2023, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $62.3 million, compared with $67.0 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than, direct compensation, fringe benefits, and non-employee labor expenses were 24.6% for the nine months ended September 30, 2023, compared with 28.5% for the 2022 period. The decrease in the overall expense and in expense as a percent of revenues before reimbursements was due to the increased revenues and lower non-compensation related costs.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $8.5 million for the three months ended September 30, 2023, compared with operating earnings of $10.1 million in the 2022 period. The segment operating margin decreased from 15.8% for the three months ended September 30, 2022, to 14.2% in the comparable 2023 period. This decrease was due to a reduction in revenues in our Networks service line. For the nine months ended September 30, 2023, our Platform Solutions segment reported operating earnings of $26.6 million, or 14.1% of revenues before reimbursements, compared with 2022 operating earnings of $22.7 million, or 13.7% of revenues before reimbursements. The increase in operating earnings was due to the increased revenues in each of our Networks, Contractor Connection and Subrogation service lines.

Excluding indirect support costs, gross profit in the third quarter decreased from $15.6 million, or 24.5% of revenues before reimbursements in 2022, to $14.1 million, or 23.5% of revenues before reimbursements, in 2023. This decrease was due to a reduction in revenues in our Networks service line. For the nine months ended September 30, 2023, gross profit increased from $38.0 million, or 22.8% of revenues before reimbursements in 2022, to $43.5 million, or 23.1% of revenues before reimbursements in 2023. The increase in gross profit in the 2023 year-to-date period is due to the increase in revenues in each of our service lines.

Operating results for our Platform Solutions segment, including gross profit, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	In thousands (except percentages)
Three Months Ended September 30,	2023	2022	Variance
Revenues	$59,839	$63,655	(6.0)%
Direct expenses	45,761	48,054	(4.8)%
Gross profit	14,078	15,601	(9.8)%
Indirect expenses	5,555	5,521	0.6%
Total Platform Solutions Operating Earnings	$8,523	$10,080	(15.4)%

Gross profit margin	23.5%	24.5%	(1.0)%
Operating margin	14.2%	15.8%	(1.6)%

	In thousands (except percentages)
Nine Months Ended September 30,	2023	2022	Variance
Revenues	$188,297	$166,262	13.3%
Direct expenses	144,773	128,279	12.9%
Gross profit	43,524	37,983	14.6%
Indirect expenses	16,929	15,269	10.9%
Total Platform Solutions Operating Earnings	$26,595	$22,714	17.1%

Gross profit margin	23.1%	22.8%	0.3%
Operating margin	14.1%	13.7%	0.4%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2023	September 30, 2022	Variance
Contractor Connection	$19,013	$17,453	8.9%
Networks	34,160	40,809	(16.3)%
Subrogation	6,666	5,393	23.6%
Total Platform Solutions Revenues before Reimbursements	$59,839	$63,655	(6.0)%

	Nine Months Ended
(in thousands, except percentages)	September 30, 2023	September 30, 2022	Variance
Contractor Connection	$58,110	$50,112	16.0%
Networks	110,027	100,840	9.1%
Subrogation	20,160	15,310	31.7%
Total Platform Solutions Revenues before Reimbursements	$188,297	$166,262	13.3%

Revenues before reimbursements from our Platform Solutions segment totaled $59.8 million in the three months ended September 30, 2023, compared with $63.7 million in the 2022 period. This decrease was primarily due to a reduction in our Networks service line where we provide staff augmentation for our clients, partially offset by increases in our Contractor Connection and Subrogation service lines. There was a decrease in segment unit volume, measured principally by cases received, of (9.0)%, for the three months ended September 30, 2023, compared with the 2022 period. There was a decrease in high-frequency, low-severity cases in our Networks service line of 7,600 cases, or a 5.1% decrease in Platform Solutions cases received, in the 2023 third quarter. Revenues in our Platform Solutions segment include revenues from existing clients where we provide staff augmentation for our clients, which resulted in $(4.9) million of decreased revenues in the 2023 third quarter, or a (7.7)% decrease in Platform Solutions revenue. The revenues generated from these clients consist of providing dedicated employees to the clients which is not measured by cases, and accordingly there is no change in cases received to match the change in revenues. Changes in product mix and in the rates charged for those services accounted for a 5.6% revenue increase for the 2023 three-month period compared with 2022, due to increases in pricing and average case values.

For the nine months ended September 30, 2023, revenues before reimbursements from our Platform Solutions segment totaled $188.3 million, compared with $166.3 million in the 2022 period. This increase was primarily due to an increase in our Networks service line due to new client growth and increased utilization with existing clients, as well as increases in our Contractor Connection and Subrogation service lines. There was a decrease in segment unit volume, measured principally by cases received, of (7.1)%, compared with the 2022 period. There was a decrease in high-frequency, low-severity cases in our Networks service line of 16,000 cases, or a 4.2% decrease in Platform Solutions cases received, in the 2023 year-to-date period. Revenues in our Platform Solutions segment include revenues from existing clients where we provide staff augmentation for our clients, which resulted in $13.1 million of increased revenues in the 2023 nine-month period, or a 7.0% increase in Platform Solutions revenue. Changes in product mix and in the rates charged for those services accounted for a 9.2% revenue increase for the 2023 nine-month period compared with 2022, due to increases in pricing and average case values.

The decrease in revenues for the three months ended September 30, 2023 in our Networks service line was primarily due to a reduction where we provide staff augmentation for our clients. The increase in revenues in our Networks service line for the nine months ended September 30, 2023 was due to increased utilization with existing clients in our Catastrophe service line, partially offset by a reduction in WeGoLook. The increase in Contractor Connection was due to increases in pricing and the average case values. There was an increase in revenues in our Subrogation service line, in spite of a reduction in cases received, due to a special project in the 2022 year-to-date period that had a lower average fee per case.

Revenue variance components for our Platform Solutions segment, for the three and nine months ended September 30, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Decrease in cases received	(9.0)%	(7.1)%
Reduction in high-frequency, low-severity Networks cases received in 2022 with minimal revenues	5.1%	4.2%
Revenues from staff augmentation for which no cases are received	(7.7)%	7.0%
Change in product mix and rates	5.6%	9.2%
(Decrease) Increase in Revenues before Reimbursements	(6.0)%	13.3%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $1.1 million for the three months ended September 30, 2023 compared with $0.4 million in the 2022 period. Reimbursements were $2.2 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. These increases were due to the increased revenues and an increased use of third parties in the 2023 periods.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2023	September 30, 2022	Variance	September 30, 2023	September 30, 2022	Variance
Contractor Connection	37,074	41,573	(10.8)%	111,470	117,801	(5.4)%
Networks	88,988	99,606	(10.7)%	213,684	229,680	(7.0)%
Subrogation	10,601	9,013	17.6%	26,130	30,570	(14.5)%
Total Platform Solutions Cases Received	136,663	150,192	(9.0)%	351,284	378,051	(7.1)%

Overall case volumes were (9.0)% lower in the three months ended September 30, 2023, compared with the 2022 period, due to decreases in Contractor Connection and Networks. For the nine months ended September 30, 2023, overall case volumes were (7.1)% lower compared with 2022 due to decreases in each of our service lines. There was a decrease in high-frequency, low-severity cases in our Networks service line of 7,600 cases and 16,000 cases in the three months and nine months ended September 30, 2023, respectively, compared to 2022. This was due to a decrease in high-frequency, low-severity cases received in WeGoLook resulting from a special project in 2022, partially offset by an increase in Catastrophe. A portion of the increase in revenues in our Networks service line is the result of revenues generated which consists of us providing dedicated employees to clients. This revenue is not based on fees per case, and accordingly there is no increase in cases received to match the increase in revenues. There was a decrease in cases received in our Contractor Connection service line in the 2023 periods due to carrier clients experiencing decreased program utilization. The decrease in cases in our Subrogation service line in the year-to-date period was due to a special project in the 2022 period that had a lower average fee per case.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 66.2% in the 2023 third quarter compared with 66.1% in the 2022 quarter. For the nine months ended September 30, 2023, direct compensation, fringe benefits, and non-employee labor expenses were 66.0% compared with 66.4% in 2022. The dollar amount of these expenses was $39.6 million for the 2023 third quarter and $42.1 million in the 2022 quarter, and were $124.2 million for the nine months ended September 30, 2023 compared to $110.4 million in 2022. The decrease in costs in the third quarter was due to the reduction in revenues. The increase in costs in the year-to-date period was due to higher revenues in the current year and increased employees to support client growth. The decrease in the expense as a percentage of revenues before reimbursements in the current year was due to the increased revenues and improved staff utilization. There was an average of 1,417 full-time equivalent employees in the Platform Solutions segment in the 2023 nine-month period, compared with an average of 1,259 for the comparable 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 19.5% of Platform Solutions revenues before reimbursements for the three months ended September 30, 2023 compared with 18.0% for the comparable period in 2022. The dollar amount of these expenses increased to $11.7 million in the 2023 third quarter as compared with $11.5 million in the 2022 period. For the nine months ended September 30, 2023, expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $37.5 million, compared with $33.1 million for the 2022 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 19.9% for the nine months ended September 30, 2023, compared with 19.9% for the 2022 period. The increase in the operating expenses in the 2023 periods is due to additional expense needed to support the increased revenues, including the cost of technology investments. The increase as a percent of revenues before reimbursements for the third quarter is due to the lower revenues in the 2023 period, although the percent of revenues before reimbursements remained consistent in the year-to-date periods.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, amounts related to uncertain income tax positions, and goodwill impairments. We estimate that our effective income tax rate for 2023 will be approximately 36% to 38% after considering known discrete items as of September 30, 2023.

The provision for income taxes on consolidated income before income tax totaled $6.8 million and a benefit of $(13.3) million for the three months ended September 30, 2023 and 2022, respectively. The overall effective tax rate decreased to 35.8% for the three months ended September 30, 2023 compared with 46.6% for the 2022 period primarily due to the impact of a partially non-deductible goodwill impairment in 2022.

The provision for income taxes on consolidated income before income tax totaled $17.3 million and a benefit of $(8.1) million for the nine months ended September 30, 2023 and 2022, respectively. The overall effective tax rate decreased to 35.6% for the nine months ended September 30, 2023 compared with 65.5% for the 2022 period primarily due to the impact of a partially non-deductible goodwill impairment in 2022.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $5.3 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. Interest income was $0.7 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Corporate interest expense totaled $14.9 million and $6.8 million for the nine months ended September 30, 2023 and 2022, respectively. Interest income was $1.7 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in the 2023 periods is primarily due to higher interest cost in 2023 compared to 2022 as a result of increases in interest rates.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.1 million for each of the three months ended September 30, 2023 and 2022. Stock option expense totaled $0.4 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.0 million for each of the three months ended September 30, 2023 and 2022. Amortization expense associated with these intangible assets totaled $5.9 million for the nine months ended September 30, 2023 and $5.8 million for the 2022 period. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and nine months ended September 30, 2023 and 2022, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $4.8 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively. The increase in the 2023 third quarter was primarily due to an increase in incentive compensation and an increase in unallocated payroll tax and benefits costs. For the nine months ended September 30, 2023 and 2022, unallocated corporate and shared costs were $10.0 million and $7.4 million, respectively. The increase in the the year-to-date period was primarily due to a $1.8 million gain on sale of our Canadian head office building in the 2022 first quarter and a $1.2 million increase in self-insured costs, partially offset by other cost reductions.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This expense totaled $2.1 million and $3.1 million for the three and nine months ended September 30, 2023, respectively, compared to $0.9 million and $3.2 million for the three and nine months ended September 30, 2022, respectively. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Cost and Credits

Non-service pension cost totaled $2.2 million and $6.4 million for the three and nine months ended September 30, 2023, respectively, compared to credits of ($0.5) million and ($1.6) million for the three and nine months ended September 30, 2022, respectively, primarily due to higher interest cost in 2023 compared to 2022 given changes in market rates. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

Goodwill Impairment

The Company recognized a pretax non-cash goodwill impairment in the 2022 third quarter totaling $36.8 million. This impairment consisted of $3.4 million related to its North America Loss Adjusting reportable segment, $22.7 million related to its International Operations reportable segment, and $10.7 million related to its Platform Solutions reportable segment. There was no similar goodwill impairment in 2023.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At September 30, 2023, our working capital balance (current assets less current liabilities) was approximately $89.3 million, an increase of $17.5 million from the working capital balance at December 31, 2022. Our cash and cash equivalents were $49.2 million at September 30, 2023, compared with $46.0 million at December 31, 2022.

Cash and cash equivalents as of September 30, 2023 consisted of $20.2 million held in the U.S. and $29.0 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $68.1 million for the nine months ended September 30, 2023, compared with $16.2 million used in operating activities in the 2022 period. The increase in cash was primarily driven by higher earnings, an improvement in working capital, including a reduction in work in process, increases in accrued incentive compensation accruals as compared to payouts for prior year performance, and an increase in income tax refunds received.

Cash Used in Investing Activities

Cash used in investing activities was $27.7 million for the nine months ended September 30, 2023, compared with $48.2 million used in the first nine months of 2022. The decrease in use for 2023 was primarily due to $20.9 million in payments related to the Praxis acquisition in 2022. Capital expenditures were $27.7 million in 2023 compared to $24.9 million in 2022.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $38.1 million for the nine months ended September 30, 2023, compared with $46.9 million provided in the 2022 period. During the first nine months of 2023, there was a decrease of $22.8 million of net borrowing from our revolving credit facility, compared with a net increase during the comparable 2022 period of $84.8 million. The decrease in borrowing in the 2023 period was primarily related to more positive cash flows from operations as well as 2023 requiring fewer funds for investing activities and share repurchases. Share repurchases totaled $0.6 million in the 2023 period, compared with $26.7 million for the first nine months of 2022. We paid $9.3 million in dividends in the nine months ended September 30, 2023 compared with $8.9 million in the 2022 period.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Facility with Bank of America (the "Credit Facility"), we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.9 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $232.0 million at September 30, 2023. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $218.4 million as of September 30, 2023 compared with $238.9 million at December 31, 2022.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve month EBITDA, as defined in our Credit Facility. At September 30, 2023, we had $49.2 million of cash on hand and, based on trailing twelve month EBITDA and the Credit Facility limit, additional borrowing capacity of $232.0 million, resulting in total liquidity of $281.2 million at September 30, 2023.

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

For the nine months ended September 30, 2023 we made no contributions to our U.S. defined benefit pension plan and $1.8 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $0.5 million to the U.K. plans for the nine months ended September 30, 2022. We do not expect to make any additional discretionary contributions to our U.S. defined benefit pension plan during the remainder of 2023. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the nine months ended September 30, 2023, we paid $9.3 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2023, compared with our unaudited Condensed Consolidated Balance Sheet as of December 31, 2022 were as follows:

•
Accounts receivable increased $6.3 million excluding foreign currency exchange impacts. This increase was primarily due to an increase our North America Loss Adjustment segment.
•
Prepaid income taxes, net of accrued taxes, decreased $5.3 million excluding foreign exchange impacts. The decrease is primarily due to refunds received related to Australian, Canadian, and U.S. operations.
•
Prepaid expenses and other operating activities increased $5.6 million excluding foreign currency exchange impacts. The increase was primarily due to timing of annual payments made for prepaid software services and prepaid insurance.

At September 30, 2023, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

Pending Adoption of New Accounting Standards

No pending adoptions of issued accounting standards as of September 30, 2023 that are expected to be material to the consolidated financial statements.

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

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weakness in internal control over financial reporting described below.

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

During the quarter ended September 30, 2023, the Company continued to improve the user access review procedures and change management protocols in Crawford U.K., implemented improved documentation and monitoring procedures, and improved training procedures that are being issued globally in 2023.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2024. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. As of September 30, 2023 the Company was authorized to repurchase 1,730,268 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2023				1,793,371
July 1, 2023 - July 31, 2023
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of July 31, 2023				1,793,371
August 1, 2023 - August 31, 2023
CRD-A	—	$—	—
CRD-B	9,637	$9.14	9,637
Totals of August 31, 2023				1,783,734
September 1, 2023 - September 30, 2023
CRD-A	—	$—	—
CRD-B	53,466	$9.25	53,466
Totals as of September 30, 2023	63,103		63,103	1,730,268

Item 6. Exhibits

Exhibit
No.	Description
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	November 6, 2023	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2023	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)