Form 10-K
period 2023-12-31
CRAWFORD & CO
filed 2024-03-04
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $226,618,324 as of June 30, 2023, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.

The number of shares outstanding of each class of the Registrant's common stock, as of February 26, 2024, was:

Class A Common Stock — $1.00 Par Value — 29,627,537 Shares

Class B Common Stock — $1.00 Par Value — 19,554,538 Shares

Documents incorporated by reference:

Portions of the Registrant's proxy statement for its 2024 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K

For The Year Ended December 31, 2023

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

PART I

ITEM 1. BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2023, the Company reported total revenues before reimbursements of $1.267 billion.

Shares of the Company's two classes of common stock are traded on the New York Stock Exchange ("NYSE") under the symbols CRD-A and CRD-B. The Company's two classes of stock are substantially identical, except with respect to voting rights for the Class B Common Stock (CRD-B), and protections for the non-voting Class A Common Stock (CRD-A). More information is available on the Company's website www.crawco.com. The information contained on, or hyperlinked from, the Company's website is not a part of, and is not incorporated by reference into, this report.

DESCRIPTION OF SERVICES

We deliver services to our clients through a geographic reporting structure consisting of four operating segments as follows:

•
North America Loss Adjusting, which services the North American property and casualty market, provides claims management services to insurance carriers and self-insured entities related to property and casualty losses.
•
International Operations, which services the global property and casualty market in the U.K., Europe, Australia, Asia and Latin America. The International Operations include all operations within the respective countries, including Loss Adjusting and Crawford Legal Services.
•
Broadspire, which provides third party administration, medical management and technology solutions for workers' compensation, auto and liability, disability and accident claims to corporations, brokers and insurers in the U.S.
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

NORTH AMERICA LOSS ADJUSTING. The North America Loss Adjusting segment accounted for 23.9% of our revenues before reimbursements in 2023. North America Loss Adjusting provides claims management and adjusting services to insurance carriers and self-insured entities in the U.S. and Canada related to property and casualty losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. North America Loss Adjusting revenues are substantially derived from the insurance carrier market in the U.S. and Canada. Insurance companies customarily manage their own claims administration and adjusting functions, but often rely upon third-parties for certain services which we provide, primarily with respect to field investigation and the evaluation and resolution of property and casualty insurance claims. This is comprised of the Loss Adjusting operations in the U.S. and Canada, including Global Technical Services, field operations and edjuster. Global Technical Services provides claims management services to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries, including commercial property, forensic accounting, forensic engineering, transportation, retail, building and construction, cyber and energy. The Canadian operations include all operations within that country, including third party administration and Contractor Connection.

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

INTERNATIONAL OPERATIONS. The International Operations segment accounted for 30.2% of our revenues before reimbursements in 2023. International Operations provides claims management and adjusting services to insurance carriers and self-insured entities from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. International Operations revenues are substantially derived from the global insurance carrier market. Insurance companies customarily manage their own claims administration and adjusting functions, but often rely upon third-parties for certain services which we provide, primarily with respect to field investigation and the evaluation and resolution of property and casualty insurance claims.

The operations in each country include Loss Adjusting, Global Technical Services, third party administration, and, where applicable, Contractor Connection services. This segment also includes Legal Services, which provides legal services related to handling claims in certain regions.

BROADSPIRE. Our Broadspire segment is a leading third party administrator that provides services to the U.S. casualty and disability insurance and self-insured markets. This segment accounted for 28.1% of our revenues before reimbursements in 2023. Through the Broadspire segment, we provide a complete range of claims and risk management services and technology solutions to corporations in the self-insured or commercially-insured marketplace inclusive of brokers and insurance companies. In addition to desktop claim adjusting and the evaluation of claims, Broadspire also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of loss funds established to pay claims. Broadspire services are provided through two major service lines:

•
The Claims Management service line includes workers' compensation, liability, property, accident & health ("A&H"), and disability claims management. A&H claims programs include accidental death and dismemberment, business travel, life, disability, critical illness and credit protection claims programs. Disability and leave management services include the handling of short and long term disability, FMLA (Family Medical Leave Act), ADA (Americans with Disabilities Act) and state leave claims designed to contain costs and improve employee productivity. Claims management services also includes legal services, risk management information and consultative analytical services.
•
The Medical Management service line applies evidence-based criteria, clinical expertise, and advanced technology to achieve optimal outcomes for clients' employees in a cost-effective manner. Case managers assess, plan, monitor and implement actions in the rehabilitation process for clients' employees by providing administration services and proactively managing medical treatments. Those services are designed to achieve optimal outcomes in a cost-effective manner, while allowing for a return to productivity. Medical bill review services involve the analysis of medical charges for clients' claims to identify opportunities for savings relative to fee schedules, usual and customary practices, provider networks and specialized programs. Physician review services are a diverse panel of vetted physician reviewers across a full spectrum of specialties that evaluate the medical necessity for medical services as well as causal relation determination.

PLATFORM SOLUTIONS. The Platform Solutions segment accounted for 17.8% of our revenues before reimbursements in 2023. Platform Solutions provides services to the property and casualty insurance company and consumer markets in the U.S. through service lines known as Contractor Connection, Networks and Subrogation.

•
Contractor Connection provides a managed repair service using the largest independently managed contractor network in the insurance industry, with approximately 5,000 credentialed residential and commercial contractors. This innovative service provides a customer-centric solution for a wide range of loss types from high-frequency, low-complexity claims to large complex repairs, optimizing the time and work process needed to resolve property claims. Contractor Connection supports our business process outsourcing strategy by providing high-quality outsourced contractor management to national and regional personal and commercial insurance carriers.
•
Networks consists of the following service lines: Catastrophe operations, which provides services to insurance companies on losses caused by all types of natural disasters, such as fires, hailstorms, hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions; and WeGoLook, which provides a variety of on-demand inspection, verification, and other task-specific field services for businesses and carriers through a mobile platform of independent contractors. Services performed in our Networks service line often result from weather related events, and we also provide staff augmentation for our clients where we provide dedicated property and casualty adjuster resources which are not measured by cases.
•
The Subrogation service line provides outsourced subrogation claims management, recovery and consultative services in the U.S. for the property and casualty insurance industry.

CUSTOMER CONCENTRATION

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2023, 2022, or 2021. However, for each of the years ended December 31, 2023, 2022 and 2021, three customers in our Platform Solutions segment each represented in excess of 10% of its revenue. For each of the years ended December 31, 2023 and 2022, our International Operations segment derived in excess of 10% of its revenue from one customer.

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

SERVICE DELIVERY

Our claims management services are offered primarily through a global network serving clients in more than 70 countries. Contractor Connection services are offered by providing high-quality outsourced contractor management to national, regional and international clients. Catastrophe services are offered through a network of adjusters who are available to respond to natural and man-made catastrophic events and other staffing needs. WeGoLook services are offered through a mobile platform of independent contractors.

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

We compete with a substantial number of smaller local and regional claims management services firms. Many of these smaller firms have rate structures that are lower than ours or may, in certain markets, have local knowledge which provides a competitive advantage. We do not believe these smaller firms offer the broad spectrum of claims management services in the range of locations we provide and, although such firms may secure business which has a local or regional source, we believe our quality product offerings, broader scope of services, and geographically dispersed offices provide us with an overall competitive advantage in securing business from both U.S. and international clients. There are also national and global independent companies, some of which are larger than us, that provide a similar broad spectrum of claims management services and who directly compete with us.

GLOBAL CORPORATE CITIZENSHIP

We have implemented a carbon reporting software package to assist with data capture, carbon benchmarking, and sustainability targets. In addition, we conducted a sustainability survey which sought feedback from our global workforce risk areas that are of highest importance to them to guide future initiatives. We also plan to leverage the carbon analytics to help reduce greenhouse gas emissions, promote data-driven decisions, and deliver sustainable outcomes that will generate value for our stakeholders. As we continue to work toward reducing our carbon footprint over time, we are emphasizing technology-based solutions, optimizing real estate space, monitoring the impact of our fleet usage, and minimizing work commute by promoting agile working programs.

We support diversity and inclusion initiatives. Our Women Leadership Exploration and Development program, which is in its seventh year, develops the Company's women professionals and the Multicultural Leadership Program is offered to employees from underrepresented groups in the U.S. Both of these programs offer opportunities for skill building, networking, and leadership exposure.

Our continued commitment to diversity and inclusion was measured through our annual, global Employee Pulse survey conducted in September 2023. In the survey question on senior leadership's support for diversity and inclusion, we scored ten points higher than the industry benchmark. At the overall Company level, 90% of the respondents agreed that they do not face any bias due to their personal identity and 82% favored that the organization is committed to the fair treatment of its employees.

HUMAN CAPITAL

Human Capital is a key component to our success. Our culture is reflected in our RESTORE values of Respect, Empowerment, Sustainability, Training, One Crawford, Recognition and Entrepreneurial Spirit.

As of December 31, 2023, we had approximately 10,200 employees operating in 70 countries. Of our global employees, 94% are full-time. Approximately 81% of our workforce is concentrated in the U.S., Canada, U.K., Australia, and the Philippines. Women comprised 57% of our global workforce, 28% of our country-president roles, 25% of our global senior management team and 51% of our people management roles. With respect to our employees in the U.S., the percentage of our employees that identified as Black, Hispanic/Latino, and Asian were 16%, 10% and 4%, respectively.

Employee Engagement

In September 2023, we conducted our annual Employee Pulse survey for all our global workforce to measure their sentiment on our employee experience and culture. Our overall response rate was 73%. Three of the top scoring questions related to the category, “the way we manage” and showed an increase year-over-year. Respondents agreed that managers support their work efforts, hold them accountable for reaching their performance goals, and have a sincere interest in their wellbeing. We believe that our relentless focus on building management capability through leadership development programs has contributed to these results. Interestingly, the category that saw the most positive movement in the past five years is "the way we work together." The highest improvement since 2022 is on the survey question about employees' having regular opportunities to connect with those outside their area of work.

In addition, 87% of the respondents consider that they are doing something meaningful in their jobs and understand how their work aligns with our business strategy. Finally, the survey question on empowerment, a core Company value, received an 86% favorability score by the respondents.

Employee Wellness

We believe that offering holistic wellness programs is important in attracting and retaining employees. We provide a variety of comprehensive benefit programs that are designed to support the physical, mental, and financial well-being of our people. Examples of such programs include group healthcare and telemedicine programs; formal wellness programs with fitness challenges and incentives for prioritizing physical exercise and accessing preventive care services; company-paid flu shots; employee assistance programs; company-sponsored retirement savings plans; financial education webinars; tuition assistance; and programs that support work-life balance such as remote work arrangements, flextime, paid-time off, and paid parental leave.

We are committed to helping our employees and their dependents maintain health and wellness by offering a range of benefits. In 2023, we continued to offer all employees a free subscription to the mental wellbeing platform, Headspace. The platform provides a library of articles and exercises on mental health, mindfulness, meditation, and good sleep habits. For U.S. employees, we also offered wellness programs through Virgin Pulse Health, which promotes healthy life choices, and Hinge Health, a solution for chronic joint and muscle pain.

Employee Development

Training is not only a core value, but also a key component of our history and heritage. Employee development continued to be a strategic priority in 2023 with the Company offering skill-based training and relevant certifications for all employees. In the U.S., we conducted three sessions of the Residential Property Loss Adjusting course, four sessions of the Commercial Property Loss Adjusting course, three sessions of the Basic Casualty course, and six sessions of the Xactimate course to build skills that increase adjuster performance and success in the field. Through these classes, adjusters were not only exposed to the technical aspect of claims handling but also trained on critical success behaviors such as empathy and customer service – attributes we consider to be core and crucial for becoming a world-class claims professional. Our employees in the U.S. completed 145 designation courses offered by The Institutes, an educational provider for risk management and insurance courses. They achieved 34 designations including Associate in Claims (AIC), Associate in Management (AIM), Associate in Risk Management (ARM), Chartered Property Casualty Underwriter (CPCU) and more. Also, 539 individual courses were completed for Property Technical Certification ("PTC") and 43 PTC certifications were earned. We also trained approximately 2,900 catastrophe adjusters.

In 2023, our managers continued with a global management development program called the Manager Acceleration Program (MAP). The goal of this program is to enhance manager effectiveness by building and refining skills which enable managers to motivate, empower, and lead teams. In this journey, managers experience a blend of courses through online, self-paced and virtual instructor-led environments. The program is delivered by internal training facilitators in partnership with premier educational providers such as LinkedIn Learning and Franklin Covey.

Our focus on leadership development brought 38 individuals together from around the world for the Crawford Emerging Leaders Program, a week-long immersion program which builds leadership and business acumen skills, offers visibility to the Company's global senior management, provides experience working on business-critical projects and enables networking with colleagues from across the globe.

Our proprietary learning platform, KMC OnDemand™ ("KMC") is our source for online training for technical and professional development courses globally. In 2023, Company learners spent approximately 26,000 hours on KMC. We trained over 6,800 unique learners. A wide spectrum of courses on loss adjusting, liability, and workers compensation are also offered to our clients and adjusters across the industry. KMC has a robust catalog of courses that are Continuing Education ("CE") accredited in the U.S. and Canada and we processed 1,930 CE requests this year. In addition, LinkedIn Learning remains a popular learning platform for our employees to build professional skills and stay connected with the latest in leadership, technology, AI, cybersecurity, and a myriad of other business-related topics. In 2023, we added learning paths and curricula for our employees leveraging the platform. We specifically created paths on advanced topics for our managers to cover unique and challenging topics for leading and managing others. Employees worldwide spent 7,980 hours completing approximately 7,600 courses and 143,000 videos on the LinkedIn Learning platform.

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

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2023, 2022, or 2021. However, for each of the years ended December 31, 2023, 2022, and 2021, three customers in our Platform Solutions segment each represented in excess of 10% of its revenue. For each of the years ended December 31, 2023 and 2022, our International Operations segment derived in excess of 10% of its revenue from one customer.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships, revenues and operating earnings within these segments could be materially adversely affected.

TECHNOLOGY AND DATA SECURITY

We manage a large amount of highly sensitive and confidential consumer information including personally identifiable information, medical/health information and financial information. Unauthorized access to, alteration or disclosure of this data, whether as a result of criminal conduct, advances in computer hacking or otherwise, could result in a material loss of business, substantial legal liability or significant harm to our reputation.

We manage a large amount of highly sensitive and confidential consumer information including personally identifiable information, medical/health information and financial information. A security or privacy incident impacting data processed or stored in our own facilities or data maintained, processed or stored by our service providers, including cloud service providers, could compromise the confidentiality, integrity or availability of this information. Unauthorized access to or disclosure of sensitive and confidential information stored by us or our service providers may occur through break-ins, breaches of a secure network by an unauthorized party, systems and technology failures, failed internet processes, theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of such sensitive and confidential information may be obtained through accidental or malicious failure to follow security policies or controls by us or our employees or our service providers. If there were an inadvertent disclosure of confidential consumer information, or if a third party were to gain unauthorized access to the confidential information, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. These incidents, if successful, could also materially disrupt operational systems and result in loss of intellectual property, trade secrets, other proprietary or competitively sensitive information. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.

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

Separately, in the event of a cyberattack we may not be able to consistently maintain active communications between our various global operations and with our clients due to disruptions in telecommunication networks and power supplies, Any significant failure in our ability to communicate could result in a disruption in business, which could hinder our performance and our ability to complete projects on time. Significant failure of our equipment or systems, or any major disruption to basic infrastructure like power and telecommunications in the locations in which we operate, resulting from a cybersecurity incident, could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, and adversely affect our results of operations.

In the past three years, we have faced cyberattacks, and we expect to continue to face cyberattacks in the future. Some of these attacks have been successful, although none have been material. We have made investments in our information security policies, procedures and technical controls and routinely engage a third party to assess the maturity of our information security program against the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. However, we may not be able to prevent a cybersecurity breach of our systems or third party systems due to the increasing sophistication and frequency of such attacks. All employees receive security awareness training including communication of processes for reporting a potential security incident. We have a robust Cyber Incident Response Plan in place which provides a documented framework for handling high severity security and privacy incidents and facilitates coordination across multiple parts of the Company and with external expertise when necessary. Additionally, we have existing procedures to determine the potential materiality of a cybersecurity incident. These procedures include reporting protocols to and oversight from our Board of Directors. We also have disclosure controls and insider trading restrictions that would apply in the event of a material cybersecurity incident, and we routinely perform simulations and drills at both a technical and management level. Notwithstanding these measures, we cannot provide any assurance that we will always be able to prevent or mitigate a cybersecurity attack. These types of cybersecurity attacks and incidents can give rise to a variety of losses and costs, including legal exposure and regulatory fines, damages to reputation, and others.

Increasing regulatory focus on privacy issues and expanding laws could impact our business models and expose us to increased liability.

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have stringent data protection laws that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Furthermore, data privacy advocate groups are evolving industry standards regarding data privacy. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. In the U.S. and globally, new and evolving laws continue to be implemented with an increasing focus on individual rights and an increasing number of jurisdictions have omnibus consumer privacy laws. These requirements and industry standards, among others, may force us to bear the burden of more onerous obligations in our customer contracts and we continue to see an increased level of scrutiny from customers on data protection, governance, and security.

Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect, process and store information at the direction of and on behalf of our customers and if our customers fail to comply with their own contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

Transferring personal information across international borders is increasingly complex and subject to a growing body of enforcement decisions. The increased focus on cross-border data transfers in various countries, in addition to new data protection and privacy laws, means our clients are also more attune to data sharing and requiring data transfer impact assessments for countries which are not deemed to provide an adequate level of protection as the data-originating country. These requirements are often complex, conflicting, unclear or ever changing, all of which can make compliance challenging and may result in an increase in the obligations required to provide our services in the EU or in sanctions and fines for non-compliance. Several other countries, including Brazil, China, Canada and Australia, have also established specific legal requirements for cross-border transfers of personal information. These ongoing developments in the EU and elsewhere could increase our operating costs in these jurisdictions and impact the way we operationalize our business models, with effects on results of operations and financial condition.

We may not be able to develop or acquire necessary IT resources to support and grow our business, and disruptive technologies could impact the volume and pricing of our products. Our failure to address these risks could materially adversely affect our business, results of operations, and financial condition.

We have made substantial investments in software and related technologies that are critical to the core operations of our business. These IT resources will require future maintenance and enhancements, potentially at substantial costs. Additionally, these IT resources may become obsolete in the future and require replacement, potentially at substantial costs. We may not be able to develop or acquire replacement resources or identify new technology resources necessary to support and grow our business.

In addition, we could face changes in our markets due to disruptive technologies that could impact the volume and pricing of our products or introduce changes to the insurance claims management processes which could negatively impact our volume of case referrals. Our failure to address these risks, or to do so in a timely manner or at a cost considered reasonable by us, could materially adversely affect our business, results of operations, and financial condition.

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

Although we do not have direct exposure from the conflicts in Russia/Ukraine and Israel, we are aware of their potential negative impact to adjacent economies which could lower claim activity across our network of offices and increase our exposure to cyberattacks.

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

We currently, and from time to time in the future may, outsource a portion of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially and adversely affect our business, results of operations, and financial condition.

We currently, and from time to time in the future may, outsource significant portions of our internal business functions to third-party providers. Third-party providers may not comply on a timely basis with all of our requirements, or may not provide us with an acceptable level of service. Our dependency on third-party providers also increases our cybersecurity and data privacy risks, as well as IT general control risks. In addition, our reliance on third-party providers could have significant negative consequences, including significant disruptions in our operations and significantly increased costs to undertake our operations, either of which could damage our relationships with our customers. As a result of our outsourcing activities, it may also be more difficult for us to recruit and retain qualified employees for our business needs at any time. Our failure to successfully outsource any material portion of our business functions could materially and adversely affect our business, results of operations, and financial condition.

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

As a non–manufacturing service business, we have to date been less impacted by laws and regulations related to sustainability concerns. However, we could incur costs related to specific requirements by our customers or shareholders in climate, social responsibility, governance, or other areas. Increasingly our customers and shareholders expect that we meet social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before they commence or continue doing business with us. Our compliance with these policies and related requirements could be costly, and our failure to comply could adversely affect our business relationships or reputation.

If internal control deficiencies or material weaknesses were to arise, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

As of December 31, 2022, we identified a material weakness in internal control over financial reporting in our United Kingdom information technology general controls. Although such material weakness was remediated in 2023, if we identify one or more material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities laws regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot be certain that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

LIQUIDITY AND CAPITAL

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") is underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement period for our U.S. Qualified Plan, the projected benefit obligation was underfunded by $22.3 million. In 2021 we made voluntary contributions to this plan, but we did not do so in 2022 or 2023, and do not expect to make any discretionary contributions to the U.S. Qualified Plan in the next fiscal year. Volatility in the capital markets, mortality changes and future legislation may have a negative impact on our pension plan, which may further increase the underfunded portion and our attendant funding obligations. Any future contributions to our underfunded defined benefit pension plan could reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities. Any decision to terminate the plan and settle the defined-benefit pension obligation would result in a non-cash charge within the Consolidated Statements of Operations related to unrecognized actuarial losses in accumulated other comprehensive income, which totals $190.3 million as of December 31, 2023.

While we do not anticipate any contribution in 2024, we intend to comply with any future funding requirements through the use of cash from operations. However, there can be no assurance that we will generate enough cash to do so. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings under our Credit Facility (defined below), if available, proceeds from debt or equity financings, or asset sales. There can be no assurance that we would be able to obtain any such external funding in amounts, at times and on terms that we deem commercially reasonable, in order for us to meet these obligations. Furthermore, any of the foregoing could materially increase our outstanding debt or debt service requirements, or dilute the value of the holdings of our current shareholders, as the case may be. Our inability to comply with any funding obligations in a timely manner could materially adversely affect our financial condition.

We have debt covenants in our credit facility that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our outstanding debt could become immediately due and payable.

We are party to a credit facility, effective as of November 5, 2021, with Bank of America, N.A., Wells Fargo Bank, N.A., Truist Bank, and the other lenders a party thereto, (the "Credit Facility"). The Credit Facility consists of a $450 million revolving credit facility, with a letter of credit sub-commitment of $125 million. The available borrowing capacity under the Credit Facility totaled $232.1 million on December 31, 2023. The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum interest coverage ratio.

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

As of December 31, 2023, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member and Chair of the Board of Directors, beneficially owned approximately 66% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2023, Mr. Crawford also beneficially owned approximately 36% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

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

Our business would be harmed if we are unable to attract and retain skilled employees, or if our labor costs increase in response to competition for qualified employees.

Many of our employees possess skills and expertise that are important to maintain our competitiveness and to operate our business efficiently. We compete with other employers when just we hire new employees, but also for the retention of our existing employees. Such competition could reduce availability, increase our costs and reduce our revenues. Such competition may require us to increase wages and benefits to recruit and retain qualified employees. Furthermore, even with increases in wages and benefits, employment shortages may nonetheless result from such competition. If we are not successful in attracting and retaining sufficient skilled employees on terms acceptable to us, our business could be materially and adversely affected.

We face challenges caused by our aging workforce and we may not be able to recruit, train, and retain adequate replacements for our qualified and skilled employees.

Many of the employees in our industry, including those that we employ directly, are approaching retirement age. As these experienced employees retire, we may have difficulty recruiting new employees with comparable qualifications and experience, and we may be unable to transfer our employees’ institutional knowledge successfully to new qualified employees. Any such failures would be exacerbated at times of peak demand and could cause us to rely more heavily on outside resources. Our failure to recruit and train new employees and to ensure they obtain the adequate qualifications and experience could result in reduced revenues, loss of customer goodwill and a material negative impact on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our client's and our data. We have a global cybersecurity and privacy program to help effectively assess, identify, and manage cybersecurity threat risks. We have developed a list of cybersecurity risks from known threats and our own history to help identify what is most meaningful and potentially impactful to the Company. The cybersecurity and privacy initiatives to address the risks are complex, strategic, and ever evolving. Threats and risks are identified from threat intelligence sources that include our vendors, industry, and government organizations. We continuously monitor and scan the cyber landscape to review evolving threats and risks that may impact us. Information from these various sources are reviewed by our cybersecurity and risk teams to evaluate risks in line with the NIST Cybersecurity Framework. Threat intelligence from other financial institutions and industry consortiums that serve financial institutions, such as the Financial Services Information Sharing and Analysis Center, provides key information on how risks are affecting our industry, with ability to preemptively mitigate emerging threats, as discussed above in Part I, Item 1A of this Form 10-K under the heading Technology and Data Security.

We score cybersecurity risks based on the likelihood and impact on our operations. Such cybersecurity risks are integrated and evaluated as part of the global Enterprise Risk Management (“ERM”) program, which is managed by the ERM Director. The Governance Committee of the Board of Directors maintains oversight of the ERM program and the Audit Committee maintains oversight of the cybersecurity program to ensure risks to the Company are managed within our risk appetite.

Our ERM program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process when identifying and assessing material risks. Our ERM team collaborates with internal subject matter specialists, as necessary, to gather insights and report on the most significant risks. We employ a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises to identify threats and improve our incident response plan.

We identify and assess cybersecurity incidents based on multiple factors including information from previous events and incidents. The Cybersecurity Incident Response Team (“CSIRT”) categorizes events into four levels of severity with defined requirements to assess criticality. The CSIRT informs both our leadership as well as our SEC Cybersecurity Rules Disclosure Committee (“SCRDC”), Cybersecurity and Privacy Council and the Audit Committee of the Board on matters related to cybersecurity risks that are deemed to materially affect the Company.

We perform ongoing cybersecurity awareness training for our employees that reinforces our Global Information Security policies, standards and practices. In addition, employees receive periodic newsletters emphasizing awareness of new cybersecurity threats (e.g., phishing attempts, smishing, pretexting, and deep fakes). This training is mandatory for all employees globally and is supplemented with periodic phishing tests. Additionally, we perform an annual external evaluation of our cybersecurity program using the NIST Cybersecurity Framework.

We regularly engage with consultants to review our cybersecurity program to help identify areas for continued focus, improvement and compliance. Our processes also address cybersecurity risks associated with third-party service providers, including those with access to our non-public or restricted data, including client data. Third-party risks are also included within our ERM program and are actively reported to the Audit and Governance Committees. Our Third-Party Risk Management Program comprises a defined process to identify, assess, and mitigate risks by our third-party suppliers and service providers, specifically including cybersecurity and privacy risks.

We are also in the process of simplifying our technology landscape and implementing several new cybersecurity technologies that will help improve the management of cybersecurity risks and threats. In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial (including no related penalties and settlements).

Cybersecurity Governance

Our global cybersecurity and privacy program is managed by our Chief Information Security Officer (“CISO”), Vice-President of Global IT Security, Global Chief Privacy Officer (“CPO”), and Chief Information Officer (“CIO”). We have also established a Cybersecurity and Privacy Council, which is comprised of our senior management team, including our CEO. The Cybersecurity and Privacy Council meets on a quarterly basis with the CISO, CPO and CIO to keep our CFO, General Counsel and other executive leadership informed of cybersecurity activities and new risks and requirements. The objective of this council is to review, discuss, and manage cybersecurity and privacy risks and threats, prioritize risks, monitor risk mitigation progress, advise and update on the evolving legal landscape, as well as provide visibility into ongoing activities and programs.

The Board of Directors provides oversight and has designated primary responsibility to the Audit Committee who oversees our information security programs including cybersecurity and is actively involved in monitoring the progress of key cybersecurity initiatives. The CISO manages the cybersecurity program in collaboration with the CIO, CPO, and our business leaders. The CISO provides updates to the Audit Committee quarterly, including progress on the cybersecurity initiatives, risk trends and scores, and any cybersecurity incidents. Executive leadership and the Board of Directors are regularly informed and updated on any potentially material incidents.

We also created a SCRDC composed of members from cybersecurity, privacy, legal, audit, and finance teams. This committee's objective is to review and discuss the nature of cybersecurity and privacy incidents and determine impact and materiality.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our CISO, CPO, CIO, and VP of Global IT Security. Our security, privacy, and IT leaders have extensive relevant work experience in various roles which includes developing cybersecurity strategy, implementing effective information and cybersecurity programs, and implementing cybersecurity and privacy solutions. These leaders have relevant degrees and certifications, including Certified Information Systems Auditor, Certified Information Systems Security Professional, Fellow of Information Privacy, and Certified Information Privacy Professional.

As described above, we have experienced professionals in the key roles of the CISO, CPO, CIO, and VP of Global IT Security. The cybersecurity and privacy offices are responsible for incident reporting and management, which includes cybersecurity threats. The Incident Response team, comprising key cross-functional professionals and stakeholders globally, meets weekly and as needed to identify, respond, contain, and coordinate events where activities threaten the security, confidentiality, integrity, and availability of our information, including client information and information systems.

Once an event materially impacts systems or data, these cross-functional professionals and stakeholders evaluate the incident using key factors (e.g., type and scope of information impacted, systems impacted, reputational impact) and promptly inform senior leadership, the Audit Committee and the Board of Directors. Further, we may consult outside counsel or external advisors given the circumstances and situation (e.g., client, controls, location, or regulatory landscape).

ITEM 2. PROPERTIES

As of December 31, 2023, we leased 206 office locations under various leases with varying terms. For additional information on our significant operating leases and subleases, see Note 6 "Lease Commitments" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. We generally believe that our office locations are sufficient for our operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of our business. No assurances can be given, however, that we would be able to obtain such office locations as and when needed, or on terms we considered to be reasonable, if at all. We continue to evaluate our current and projected space requirements and may determine from time to time that certain of our leased properties are no longer necessary for our operations. There is no assurance that we will be able to terminate or sublease such excess locations or that we will not incur costs with such dispositions. Such costs are not material to our results of operations in a given period.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of the claims administration services business, we are from time to time named as a defendant in suits by insureds or claimants contesting decisions by us or our clients with respect to the settlement or administration of claims. Additionally, our clients have, in the past, brought and may, in the future, bring claims for indemnification on the basis of alleged actions on the part of the Company, our agents or our employees in rendering service to clients. The majority of these claims are of the type covered by insurance maintained by us; however, we are responsible for the deductibles and self-insured retentions under our various insurance coverages. In our opinion, adequate provisions have been provided for such known risks. No assurances can be provided, however, that the result of any such action, claim or proceeding, now known or occurring in the future, will not result in a material adverse effect on our business, financial condition or results of operations.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRD-A and CRD-B. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class.

The number of record holders of each class of the Company's common stock as of December 31, 2023 was as follows: CRD-A — 3,035 and CRD-B — 332.

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2024. At December 31, 2023, the Company had remaining authorization to repurchase 1,499,419 shares under the 2021 Repurchase Authorization.

The following graph and table show the value as of December 31, 2023 of a $100 investment in the Company's Class A and Class B common stock as of December 31, 2018 as compared to a similar investment in each of (i) the S&P 500 Index, and (ii) the S&P 500 Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. The stock price performance represents past results and is not necessarily indicative of future performance.

Comparison of Cumulative Five Year Total Return
Crawford & Company (Class A)
Crawford & Company (Class B)
S&P 500 Index
S&P Property-Casualty Insurance Index
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Dollars
2018
2019
2020
2021
2022
2023

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2018	2019	2020	2021	2022	2023
Crawford & Company (Class A)	100.00	132.56	87.61	91.11	69.89	170.78
Crawford & Company (Class B)	100.00	115.15	83.62	89.32	65.60	167.05
S&P 500 Index	100.00	131.49	155.68	200.38	164.09	207.23
S&P Property-Casualty Insurance Index	100.00	125.87	133.84	157.27	186.95	207.05

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2023, 2022, and 2021 consolidated financial statements include the financial position of such operations as of October 31, 2023 and 2022, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2023, 2022 and 2021, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company (www.crawco.com) is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries.

We have a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. Our reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of Loss Adjusting operations in the U.S. and Canada, including Global Technical Services, field operations and edjuster. The Canadian operations include all operations within that country, including third party administration and Contractor Connection.
•
International Operations, which services the global property and casualty market outside North America. This is comprised of all operations in the U.K., Europe, Australia, Asia and Latin America. The International Operations include Loss Adjusting, Global Technical Services, Legal Services, third party administration, and where applicable, Contractor Connection services, within the respective countries.
•
Broadspire, which provides third party administration for workers' compensation, auto and liability, disability absence management, medical management, and A&H to corporations, brokers and insurers in the U.S.
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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $1.267 billion in 2023, an increase of 6.5% compared with $1.189 billion in 2022. Net income attributable to the Company was $30.6 million in 2023, compared with a net loss of $(18.3) million in 2022.

We recorded a non-cash goodwill impairment of $36.8 million, or $33.3 million after tax, during 2022. There was no goodwill impairment in 2023. We also recorded income tax reserves of $11.8 million on certain international tax assets during 2022.

Consolidated revenues before reimbursements increased $77.6 million, or 6.5%, in 2023, compared with 2022. This increase was due to new client growth in North America Loss Adjusting, International Operations, and Broadspire and pricing increases in all of our operating segments. This was partially offset by a weather-related reduction in our Platforms Solutions segment. Changes in foreign exchange rates decreased our consolidated revenues before reimbursements by $12.8 million, or 1.1%, for 2023 as compared with the prior year.

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2022
Year Ended December 31,	2023	2022	Variance	2023	Variance
Revenues:
North America Loss Adjusting	$303,629	$274,755	10.5%	$307,161	11.8%
International Operations	382,393	357,452	7.0%	391,645	9.6%
Broadspire	355,650	313,564	13.4%	355,650	13.4%
Platform Solutions	225,459	243,711	(7.5)%	225,459	(7.5)%
Total revenues before reimbursements	1,267,131	1,189,482	6.5%	1,279,915	7.6%
Reimbursements	49,788	41,744	19.3%	50,777	21.6%
Total Revenues	$1,316,919	$1,231,226	7.0%	$1,330,692	8.1%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $90.4 million, or 7.6%, for 2023. Revenues from the North America Loss Adjusting segment increased in 2023 due to an increase in new business and weather-related activity in the U.S. Revenues from the International Operations segment increased due to increases in the U.K., Europe and Latin America. Revenues from the Broadspire segment increased due to increases in Claims and Medical Management. Revenues from the Platform Solutions segment decreased due to a reduction in our Networks service line. There was a net $1.5 million, or 0.1% increase in total company revenues in 2023 as a result of acquisitions. See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about this activity.

Overall, there was a decrease in cases received of (5.0)% in 2023 compared with 2022, due to a reduction of approximately 73,200 high-frequency, low-severity cases in our four operating segments that were present in 2022 that generated minimal revenues in the 2022 period. There were 17,000 cases received in our International Operations segment in 2022 as a result of a weather-related catastrophe in Australia for which revenues were recognized across several quarters as services were performed. Also, there was a $23.9 million increase in revenues in our Broadspire segment within the Medical Management and Claims Management service lines during 2023 with no cases received. In addition, our Platforms Solution segment had a decrease in revenues of $16.2 million in 2023, compared to 2022, not measured by cases where we provided dedicated employees to clients in our Networks service line. Accordingly, the overall increase in revenues in 2023 does not necessarily correlate to the change in case volumes.

Cases received are presented below by segment:

Year Ended December 31,	2023	2022	Variance
North America Loss Adjusting	277,212	294,997	(6.0)%
International Operations	486,237	536,106	(9.3)%
Broadspire	542,832	540,893	0.4%
Platform Solutions	453,000	479,598	(5.5)%
Total Crawford Cases Received	1,759,281	1,851,594	(5.0)%

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) increased in our North America Loss Adjusting, International Operations, and Broadspire operating segments, partially offset by a decrease in our Platform Solutions operating segment.

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

In the North America Loss Adjusting segment, operating earnings increased from $19.1 million, or 7.0% of revenues before reimbursements in 2022, to $23.2 million, or 7.6% of revenues before reimbursements in 2023, primarily due to a $28.9 million increase in revenues. Excluding indirect support costs, gross profit increased from $51.8 million, or 18.9% of revenues before reimbursements in 2022, to $62.2 million, or 20.5% of revenues before reimbursements in 2023.

In the International Operations segment, operating earnings increased from a $(12.9) million loss, or (3.6)% of revenues before reimbursements in 2022, to earnings of $11.2 million, or 2.9% of revenues before reimbursements in 2023, primarily due to a $24.9 million increase in revenues and cost reductions in certain international operations. Excluding indirect support costs, gross profit increased from $41.1 million or 11.5% of revenues before reimbursements in 2022, to $60.4 million, or 15.8% of revenues before reimbursements in 2023.

In the Broadspire segment, operating earnings increased from $27.0 million, or 8.6% of revenues before reimbursements in 2022, to $41.9 million, or 11.8% of revenues before reimbursements in 2023, primarily due to a $42.1 million increase in revenues. Excluding indirect support costs, gross profit increased from $69.9 million, or 22.3% of revenues before reimbursements in 2022, to $88.6 million, or 24.9% of revenues before reimbursements in 2023.

In the Platform Solutions segment, operating earnings decreased from $35.7 million, or 14.7% of revenues before reimbursements in 2022, to $28.5 million, or 12.7% of revenues before reimbursements in 2023, primarily due to a ($18.3) million decrease in revenues. Excluding indirect support costs, gross profit decreased from $56.3 million, or 23.1% of revenues before reimbursements in 2022, to $51.6 million, or 22.9% of revenues before reimbursements in 2023.

Cost of services provided, before reimbursements, increased $24.9 million, or 2.8% for 2023 compared with 2022. This increase was primarily due to an increase in compensation expense, including incentive compensation and the impact of wage inflation, and an increase in other operating costs in each of our operating segments resulting from the $77.6 million increase in revenues, partially offset by the change in foreign exchange rates.

Selling, general, and administrative ("SG&A") expenses increased $30.8 million, or 12.0%, in 2023, as compared with 2022. This increase was due to an increase in compensation expense, including incentive compensation, an increase in self-insurance costs, professional fees and contingent earnout adjustments, and the 2022 gain on the sale of our Canadian head office building described below.

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This expense totaled $4.0 million for 2023, compared to $2.9 million for 2022. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-service pension cost totaled $8.6 million for 2023, compared to a credit of ($1.6) million for 2022, primarily due to higher interest cost in 2023 compared to 2022 given changes in market rates. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

We sold our Canadian head office building in Kitchener, Ontario Canada in the first quarter of 2022 for $3.1 million and recognized a pretax gain on disposal of $1.8 million. This gain is recorded as a credit within Unallocated Corporate and Shared Costs and is included in “Selling, general, and administrative expenses” on the Company's Condensed Consolidated Statements of Operations.

We recognized a pretax non-cash goodwill impairment in the 2022 third quarter totaling $36.8 million related to the North America Loss Adjusting ($3.4 million), International Operations ($22.7 million), and Platform Solutions ($10.7 million) reportable segments. There was no goodwill impairment in 2023 or 2021.

We also recorded income tax reserves of $11.8 million on certain international tax assets during 2022, primarily related to previously benefited tax losses in certain international jurisdictions. These tax assets currently do not expire and are available for future use depending on the profitability of those jurisdictions.

We received a $5.9 million benefit in 2021 from the Canadian Emergency Wage Subsidy ("CEWS"). The Canadian government enacted the CEWS in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. We met the eligibility criteria to receive the wage subsidy in 2021 due to the negative economic impact of COVID-19 in that country. This subsidy was recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and was included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” on our Consolidated Statements of Operations for 2021, depending on classification of the employees. There was no benefit in 2022 or 2023 and there are no future benefits available under this subsidy.

On April 1, 2022, we purchased assets associated with R.P. van Dijk B.V. ("Van Dijk"), a bodily injury loss adjusting company based in the Netherlands. The purchase price included an initial cash consideration of $4.3 million, and an earn-out potential up to $2.2 million payable over the next two years based on the achievement of revenue performance goals and other nonfinancial milestones over two one-year periods, beginning April 2022. This acquisition expands our network in the Netherlands and strengthens its bodily injury loss adjusting service offering by adding a highly qualified team of adjusters experienced in managing complex loss events resulting in injury or death, as well as handling medical liability claims.

On October 4, 2021, we acquired BosBoon Expertise Group B.V. ("BosBoon"), a Netherlands-based specialist loss adjusting company. BosBoon offers a specialist range of loss adjusting services which was added to the existing Crawford Global Technical Services proposition in the Netherlands. The purchase price included an initial cash consideration of $2.1 million, net of a working capital adjustment, and a maximum $1.9 million payable over the next two years based on achieving certain financial and nonfinancial goals, as defined in the purchase agreement.

On October 1, 2021, we acquired the assets of Praxis Consulting ("Praxis"), an established subrogation claims service provider in the U.S. This acquisition allows us to expand our footprint in the U.S. subrogation claims market. The purchase price included an initial cash consideration of $21.5 million, a working capital adjustment payment of $0.7 million, a deferred payment of $20.0 million in February 2022, and a maximum $10.0 million payable over the next two years based on achieving certain revenue performance goals, as defined in the purchase agreement.

On August 23, 2021, we acquired 100% of edjuster Inc. in Canada and its U.S. subsidiary (collectively "edjuster"). edjuster is a technology-enabled, end-to-end contents services provider and platform. This acquisition enables us to expand our capability in the North American claims contents services market. The purchase price included an initial cash payment of $20.9 million, working capital adjustment payable of $0.4 million, and an earn-out potential up to $13.3 million based on the achievement of certain performance goals over two one-year periods through 2024.

On November 1, 2020, we acquired 100% of HBA Group in Australia. The HBA Group is a legal services provider that complements our TPA business in Australia. The purchase price included an initial cash payment of $4.0 million, net of working capital adjustment, and a maximum $3.2 million payable over the next four years based on achieving certain revenue and EBITDA performance goals as set forth in the purchase agreement. The financial results of certain of the Company’s international subsidiaries, including HBA Group, are included in our consolidated financial statements on a two-month delayed basis. Accordingly, the acquisition of HBA was reported as of January 1, 2021.

These acquisitions were funded primarily through additional borrowings under our credit facility. See Note 3, “Business Acquisitions and Dispositions” of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion about these transactions.

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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, goodwill impairment, non-service pension costs and credits, contingent earnout adjustments, income taxes, reserves on certain income tax assets, and net income or loss attributable to noncontrolling interests.

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

Income taxes, net corporate interest expense, stock option expense, contingent earnout adjustments, amortization of customer-relationship intangible assets, and non-service pension costs and credits are recurring components of our net income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and vary significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and the Board of Directors, affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Contingent earnout adjustments represent fair value adjustments of earnout liabilities arising from recent acquisitions. Amortization expense is a non-cash expense for finite-lived customer-relationship and trade name intangible assets acquired in business combinations. Non-service pension costs and credits represent the U.S. and U.K. non-service defined benefit pension costs and credits, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense. The exclusion of this measurement is intended to exclude market volatility related to an expense that is non-operating in nature and not related to business performance. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment's operating activities on a consistent basis.

Goodwill impairments and reserves on certain income tax assets arise from time to time due to various factors, but are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Unallocated corporate and shared costs and credits include expenses and credits related to our chief executive officer and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, certain unallocated professional fees, certain payroll tax and benefits, and certain self-insurance costs and recoveries that are not allocated to our individual operating segments.

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, goodwill impairment, non-service pension costs and credits, reserves on certain income tax assets, and unallocated corporate and shared costs follows the discussion and analysis of the results of operations of our four operating segments.

Segment Revenues

In the normal course of business, our operating segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in our consolidated results of operations as we are considered the principal in these transactions. In the discussion and analysis of results of operations which follows, we do not include a gross up of expenses and revenues for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying statements of operations. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses.

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

Operating results for our segments reconciled to income before income taxes and net income (loss) attributable to shareholders of the Company are as shown in the following table.

				% Change from Prior Year
Year Ended December 31,	2023	2022	2021	2023	2022
	(In thousands, except percentages)
Revenues:
North America Loss Adjusting	$303,629	$274,755	$243,789	10.5%	12.7%
International Operations	382,393	357,452	357,909	7.0%	(0.1)%
Broadspire	355,650	313,564	301,035	13.4%	4.2%
Platform Solutions	225,459	243,711	199,299	(7.5)%	22.3%
Total Revenues before reimbursements	1,267,131	1,189,482	1,102,032	6.5%	7.9%
Reimbursements	49,788	41,744	37,199	19.3%	12.2%
Total Revenues	$1,316,919	$1,231,226	$1,139,231	7.0%	8.1%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$214,642	$198,445	$176,538	8.2%	12.4%
% of related revenues before reimbursements	70.7%	72.2%	72.4%
International Operations	256,560	254,617	249,060	0.8%	2.2%
% of related revenues before reimbursements	67.1%	71.2%	69.6%
Broadspire	217,253	198,473	187,458	9.5%	5.9%
% of related revenues before reimbursements	61.1%	63.3%	62.3%
Platform Solutions	147,801	163,449	131,736	(9.6)%	24.1%
% of related revenues before reimbursements	65.6%	67.1%	66.1%
Total	$836,256	$814,984	$744,792	2.6%	9.4%
% of Revenues before reimbursements	66.0%	68.5%	67.6%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$65,802	$57,202	$52,236	15.0%	9.5%
% of related revenues before reimbursements	21.7%	20.8%	21.4%
International Operations	114,652	115,781	103,931	(1.0)%	11.4%
% of related revenues before reimbursements	30.0%	32.4%	29.0%
Broadspire	96,524	88,070	88,794	9.6%	(0.8)%
% of related revenues before reimbursements	27.1%	28.1%	29.5%
Platform Solutions	49,117	44,516	35,515	10.3%	25.3%
% of related revenues before reimbursements	21.8%	18.3%	17.8%
Total before reimbursements	$326,095	$305,569	$280,476	6.7%	8.9%
% of Revenues before reimbursements	25.7%	25.7%	25.5%
Reimbursements	49,788	41,744	37,199	19.3%	12.2%
Total	$375,883	$347,313	$317,675
% of Revenues	28.5%	28.2%	27.9%
Segment Operating Earnings (Loss):
North America Loss Adjusting	$23,185	$19,108	$15,015	21.3%	27.3%
% of related revenues before reimbursements	7.6%	7.0%	6.2%
International Operations	11,181	(12,946)	4,918	186.4%	(363.2)%
% of related revenues before reimbursements	2.9%	(3.6)%	1.4%
Broadspire	41,873	27,021	24,783	55.0%	9.0%
% of related revenues before reimbursements	11.8%	8.6%	8.2%
Platform Solutions	28,541	35,746	32,048	(20.2)%	11.5%
% of related revenues before reimbursements	12.7%	14.7%	16.1%
(Deduct) Add:
Unallocated corporate and shared costs and credits, net	(19,419)	(7,050)	(17,984)	175.4%	(60.8)%
Net corporate interest expense	(17,036)	(10,311)	(6,559)	65.2%	57.2%
Stock option expense	(552)	(548)	(1,053)	0.7%	(48.0)%
Amortization of customer-relationship intangible assets	(7,790)	(7,836)	(11,029)	(0.6)%	(29.0)%
Goodwill impairment	—	(36,808)	—	nm	nm
Non-service pension (costs) credits	(8,601)	1,591	3,725	(640.6)%	(57.3)%
Contingent earnout adjustments	(4,025)	(2,921)	—	37.8%	nm
Income Before Income Taxes	47,357	5,046	43,864	838.5%	(88.5)%
Income taxes	(17,097)	(23,578)	(13,316)	(27.5)%	77.1%
Net Income (Loss)	30,260	(18,532)	30,548	263.3%	(160.7)%
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	349	227	144	53.7%	57.6%
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$30,609	$(18,305)	$30,692	267.2%	(159.6)%

nm = not meaningful

YEAR ENDED DECEMBER 31, 2023 COMPARED WITH YEAR ENDED DECEMBER 31, 2022

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating Earnings

Operating earnings in our North America Loss Adjusting segment totaled $23.2 million or 7.6% of revenues before reimbursements, in 2023, compared with 2022 operating earnings of $19.1 million, or 7.0% of revenues before reimbursements. The increase in operating earnings in 2023 was primarily due to an increase in revenues in the U.S. and improved staff utilization.

Excluding centralized indirect support costs, gross profit increased from $51.8 million, or 18.9% of revenues before reimbursements in 2022, to $62.2 million, or 20.5% of revenues before reimbursements in 2023, due primarily to an increase in revenues in the U.S. and improved staff utilization.

Operating results for our North America Loss Adjusting segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2022
Year Ended December 31,	2023	2022	Variance	2023	Variance
Revenues	$303,629	$274,755	10.5%	$307,205	11.8%
Direct expenses	241,475	222,938	8.3%	244,495	9.7%
Gross profit	62,154	51,817	19.9%	62,710	21.0%
Indirect expenses	38,969	32,709	19.1%	39,524	20.8%
Total North America Loss Adjusting Operating Earnings	$23,185	$19,108	21.3%	$23,186	21.3%

Gross profit margin	20.5%	18.9%	1.6%	20.4%	1.5%
Operating margin	7.6%	7.0%	0.6%	7.5%	0.5%

Revenues before Reimbursements

North America Loss Adjusting revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2022
Year Ended December 31,	2023	2022	Variance	2023	Variance
U.S.	$207,255	$176,989	17.1%	$207,255	17.1%
Canada	96,374	97,766	(1.4)%	99,950	2.2%
Total North America Loss Adjusting Revenues before Reimbursements	$303,629	$274,755	10.5%	$307,205	11.8%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $303.6 million in 2023, compared with $274.8 million in the 2022 period. This increase was due to increased business in the U.S. from both new and existing clients and pricing increases. The change in exchange rates decreased our North America Loss Adjusting segment revenues by (1.3)%, or $(3.6) million, for 2023 as compared with 2022. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $307.2 million for 2023. There was a decrease in segment unit volume, measured principally by cases received, of (6.0)% for 2023, compared with 2022, due to a change in the mix of services provided and reduction in high-frequency, low-severity cases that were present in the prior year. There was also a $2.3 million increase in revenues within our U.S. and Canada service lines related to income earned which offsets the costs of managing the funds maintained to administer claims for certain of our customers, for which no cases are received, or 0.8% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 7.4% revenue increase for the year ended 2023 compared with 2022.

The increase in revenues in the U.S. for 2023 was due to an increase in both Field Operations and Global Technical Services, as a result of an increase in expert adjusting staff, increased business from new and existing clients, and pricing increases. There was a decrease in revenues in Canada in 2023, compared with 2022, due to the change in exchange rates.

Revenue variance components for our North America Loss Adjusting segment for the year ended December 31, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	December 31
Decrease in cases received	(6.0)%
Decrease due to foreign currency exchange rates	(1.3)%
High-frequency, low-severity cases received in 2022 with minimal 2022 revenues	9.6%
Revenue increase with no cases received	0.8%
Change in product mix and rates	7.4%
Increase in Revenues before Reimbursements	10.5%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $9.8 million in 2023 compared with $8.4 million in 2022. The increase in reimbursed expenses was primarily due to the increase in revenues in 2023.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for 2023 and 2022 were as follows:

Year Ended December 31,	2023	2022	Variance
U.S.	145,957	136,804	6.7%
Canada	131,255	158,193	(17.0)%
Total North America Loss Adjusting Cases Received	277,212	294,997	(6.0)%

Overall, there was a decrease in cases of (6.0)% in 2023, compared with the 2022 period. The increase in U.S. case volumes in 2023 was due to an increase from both new and existing clients. There was a decrease in cases in Canada due to a change in the mix of services provided, resulting from fewer high-frequency, low-severity Contractor Connection and automobile cases in 2023. There were approximately 23,000 high-frequency, low-severity Contractor Connection and automobile cases received in Canada in 2022, and 5,200 high-frequency, low-severity cases received in the U.S. for which minimal revenues were recognized. Excluding these cases, North America Loss Adjusting cases would have increased by 10,400, or 3.9% in 2023 compared to 2022.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. North America Loss Adjusting direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 70.7% for 2023 and 72.2% for 2022. The dollar amount of these expenses increased from $198.4 million in 2022 to $214.6 million in 2023. The increase in amounts was due to an increase in employees required to handle the increased revenues and the impact of wage inflation. The decrease in the percentage of revenues before reimbursements is due to improved staff utilization.

There was an average of 2,055 FTEs in 2023 compared with an average of 2,022 FTEs in 2022.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $57.2 million in 2022 to $65.8 million in 2023, and increased as a percent of segment revenues before reimbursements from 20.8% in 2022 to 21.7% in 2023. The increase in costs and the increase in the percent of revenues before reimbursements was due to the increased revenues and an increase in technology investments.

INTERNATIONAL OPERATIONS SEGMENT

Operating Earnings (Loss)

Our International Operations segment reported operating earnings of $11.2 million, or 2.9% of revenues before reimbursements in 2023, as compared to an operating loss of $(12.9) million, or (3.6)% of revenues before reimbursements in 2022. This increase in operating earnings was due to increased revenues in the U.K., Europe, Asia and Latin America, and cost reductions in various international operations. The 2022 period included $4.1 million of severance expense for cost reduction actions in certain international operations.

Excluding centralized indirect support costs, gross profit increased from $41.1 million, or 11.5% of revenues before reimbursements in 2022, to $60.4 million, or 15.8% of revenues before reimbursements in 2023. This increase was due to increased revenues and cost reductions in various operations.

Operating results for our International Operations segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2022
Year Ended December 31,	2023	2022	Variance	2023	Variance
Revenues	$382,393	$357,452	7.0%	$391,645	9.6%
Direct expenses	322,025	316,371	1.8%	329,190	4.1%
Gross profit	60,368	41,081	46.9%	62,455	52.0%
Indirect expenses	49,187	54,027	(9.0)%	50,374	(6.8)%
Total International Operations Operating Earnings (Loss)	$11,181	$(12,946)	186.4%	$12,081	193.3%

Gross profit margin	15.8%	11.5%	4.3%	15.9%	4.4%
Operating margin	2.9%	(3.6)%	6.5%	3.1%	6.7%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2022
Year Ended December 31,	2023	2022	Variance	2023	Variance
UK	$143,353	$121,814	17.7%	$145,852	19.7%
Europe	92,130	89,777	2.6%	93,685	4.4%
Australia	89,479	94,692	(5.5)%	94,408	(0.3)%
Asia	23,289	21,652	7.6%	23,733	9.6%
Latin America	34,142	29,517	15.7%	33,967	15.1%
Total International Operations Revenues before Reimbursements	$382,393	$357,452	7.0%	$391,645	9.6%

Revenues before reimbursements from our International Operations segment totaled $382.4 million in 2023, compared with $357.5 million in 2022. This increase was primarily due to increases in the U.K., Europe, Asia, and Latin America, partially offset by a reduction in weather-related activity in Australia. The change in exchange rates decreased our International Operations segment revenues by approximately (2.6)%, or $(9.2) million, for 2023 as compared with 2022. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $391.6 million for 2023. There was a $1.5 million increase, or 0.4% increase in International Operations revenues in the year as a result of the Van Dijk acquisition in Europe. There was a decrease in segment unit volume, measured principally by cases received, of (9.3)% for 2023, compared with the 2022 period. There were 17,000 cases received in Australia in the 2022 period as a result of a weather-related catastrophe for which revenues were recognized across several quarters as services were performed. In addition, cases declined (5.6)% due to a decrease of (30,000) high-frequency, low-severity cases received in Europe in 2022 for which only minimal revenues were recognized. There was a change in the U.K. operating model for certain clients where we are now acting as a principal instead of an agent, which represented an $8.4 million increase in revenues, or 2.3% of the increase for 2023. Changes in product mix and in the rates charged for those services accounted for an 7.4% revenue increase for 2023 compared with the same period in 2022, primarily due to an increase in cases with higher average fees in Latin America.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for 2023 was due to an increase in case volumes, higher average fee per case from both new and existing clients, and a change in operating model for certain clients. There was an increase in revenues in Europe in 2023, compared with 2022, due to increases in the Netherlands, including the benefit of the Van Dijk acquisition, partially offset by a decrease in high-frequency, low-severity cases in Scandinavia. There was a decrease in revenues in Australia due to the weather-related case activity from the 2022 flooding catastrophe. There was an increase in revenues in Asia in 2023, compared with 2022, due to an increase in high-frequency, low-severity case activity in Singapore. The increase in revenues in Latin America in 2023 was due to an increase in cases with higher average fees in Chile, partially offset by a decrease in high-frequency, low-severity cases in Colombia.

Revenue variance components for our International Operations segment, for the year ended December 31, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	December 31
Decrease in cases received	(9.3)%
Decrease due to foreign currency exchange rates	(2.6)%
Australia 2022 catastrophe cases	3.2%
High-frequency, low-severity cases received in Europe in 2022 with minimal 2022 revenues	5.6%
UK change in operating model	2.3%
Change in product mix and rates	7.4%
Impact of acquisition revenues	0.4%
Increase in Revenues before Reimbursements	7.0%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment which are included in total Company revenue increased to $33.8 million in 2023 from $29.0 million in 2022. The increase in reimbursed expenses was primarily due to the increase in revenues in the current year.

Case Volume Analysis

International Operations unit volumes, as measured by cases received, by region for 2023 and 2022 were as follows:

Year Ended December 31,	2023	2022	Variance
UK	159,384	155,994	2.2%
Europe	177,315	212,083	(16.4)%
Australia	35,362	67,494	(47.6)%
Asia	25,973	20,622	25.9%
Latin America	88,203	79,913	10.4%
Total International Operations Cases Received	486,237	536,106	(9.3)%

Overall, there was a decrease in cases received of (9.3)% for 2023, compared with the 2022 period. There was an increase in cases in the U.K., due to new business from both new and existing clients, partially offset by a reduction in high-frequency, low-severity third party administration cases. Cases declined in Europe due to a change in the mix of services provided between periods, including a reduction of 30,000 high-frequency, low-severity cases in Scandinavia from a client in 2022 that only generated minimal revenues. There was a decrease in 17,000 weather-related cases in Australia related to flooding catastrophe in 2022 referenced above. There was an increase in cases received in Asia due to an increase in high-frequency, low-severity activity in Singapore. Latin America experienced an increase in cases in Chile and Brazil, partially offset by a reduction in Colombia.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International Operations segment revenues before reimbursements, decreased from 71.2% in 2022 to 67.1% in 2023. The total dollar amount of these expenses increased from $254.6 million in 2022 to $256.6 million in 2023. These expenses include $4.1 million of severance expense in 2022 for cost reduction actions in certain international operations. 2023 costs were impacted by wage inflation and the Van Dijk acquisition, which added 14 employees and corresponding compensation expense. The decrease in the percentage of revenues before reimbursements is due to increased revenues and cost reductions initiatives referenced above.

There was an average of 3,631 FTEs in this segment in 2023, a decrease from an average of 3,676 FTEs in the 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased in the International Operations segment from $115.8 million in 2022 to $114.7 million in 2023, and decreased as a percent of revenues before reimbursements from 32.4% in 2022 to 30.0% in the 2023 period. The decrease in both the expenses and the expenses as a percent of revenues before reimbursements were due to cost reductions in certain international operations, a decrease in administrative support costs, and an increase in revenues.

BROADSPIRE SEGMENT

Operating Earnings

Our Broadspire segment reported operating earnings of $41.9 million, or 11.8% of revenues before reimbursements in 2023, as compared to $27.0 million, or 8.6% of revenues before reimbursements in 2022. This increase was due to an increase in revenues resulting from new client programs, increased medical management referrals, and pricing improvements.

Excluding centralized indirect support costs, gross profit increased from $69.9 million, or 22.3% of revenues before reimbursements in 2022, to $88.6 million, or 24.9% of revenues before reimbursements in 2023, due to the increased revenues and a favorable revenue mix shift with growth in higher margin Medical Management services.

Operating results for our Broadspire segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
Year Ended December 31,	2023	2022	Variance
Revenues	$355,650	$313,564	13.4%
Direct expenses	267,017	243,640	9.6%
Gross profit	88,633	69,924	26.8%
Indirect expenses	46,760	42,903	9.0%
Total Broadspire Operating Earnings	$41,873	$27,021	55.0%

Gross profit margin	24.9%	22.3%	2.6%
Operating margin	11.8%	8.6%	3.2%

Revenues before Reimbursements

Broadspire revenues are derived primarily from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line were as follows:

	In thousands (except percentages)
Year Ended December 31,	2023	2022	Variance
Claims Management	$182,840	$160,039	14.2%
Medical Management	172,810	153,525	12.6%
Total Broadspire Revenues before Reimbursements	$355,650	$313,564	13.4%

Revenues before reimbursements from Broadspire totaled $355.7 million in 2023, compared with $313.6 million in 2022. This increase was primarily due to an increase in new client growth, pricing increases, and an increase in average fees across both service lines. Revenues were positively impacted by a slight increase in unit volumes, measured principally by cases received, of 0.4% for 2023 compared with 2022. There was a $9.3 million increase in revenues within our Medical Management service line for which no cases are received, or 3.0% of the increase in revenues. There was also a $14.6 million increase in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or 4.6% of the increase in revenues. This incremental income does not have a similar increase in operating cost associated with it. Changes in product mix and in the rates charged for those services accounted for a 5.4% revenue increase for 2023 as compared with 2022, due to an increase in volume and revenue for all other Medical Management service lines.

Revenue variance components for our Broadspire segment for the year ended December 31, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	December 31
Increase in cases received	0.4%
Increase in medical management revenues with no cases received	3.0%
Increase in claims management revenues with no cases received	4.6%
Change in product mix and rates	5.4%
Increase in Revenues before Reimbursements	13.4%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenue increased to $3.3 million in 2023 from $3.1 million in 2022. The increase in reimbursed expenses in the 2023 period was primarily due to the increased revenues in the current year.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for 2023 and 2022 were as follows:

Year Ended December 31,	2023	2022	Variance
Claims Management	397,010	409,712	(3.1)%
Medical Management	145,822	131,181	11.2%
Total Broadspire Cases Received	542,832	540,893	0.4%

Overall case volumes were 0.4% higher in 2023 compared with 2022, due to an increase in Medical Management referrals. There was a decrease in Claims Management cases due to a reduction in both casualty and A&H cases, partially offset with growth in Disability case volumes. The resulting change in the mix of cases received resulted in an increase in revenues and the average fee per case.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Broadspire segment revenues before reimbursements, decreased from 63.3% in 2022 to 61.1% in 2023. The total dollar amount of these expenses increased from $198.5 million in 2022 to $217.3 million in 2023. The increase in the amounts was due to the increased revenues, an increase in average full-time equivalent employees in support of client requirements, and the impact of wage inflation. The decrease in the expense as a percent of revenues before reimbursements was due to revenues increasing at a higher rate than the increase in expenses.

There was an average of 2,610 FTEs in this segment in 2023, an increase from an average of 2,503 FTEs in the 2022 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased in the Broadspire segment from $88.1 million in 2022 to $96.5 million in 2023, but decreased as a percent of revenues before reimbursements from 28.1% in 2022 to 27.1% in the 2023 period. The increase in the expense was due to the higher revenues. The decrease in the percent of revenues before reimbursements is due to the higher revenues and improved operating leverage.

PLATFORM SOLUTIONS SEGMENT

Operating Earnings

Our Platform Solutions segment recorded operating earnings of $28.5 million in 2023, or 12.7% of revenues before reimbursements, compared with operating earnings of $35.7 million in 2022, or 14.7% of revenues before reimbursements. The decrease in operating margin in 2023 was due to a decrease in revenues in our Networks service line.

Excluding indirect support costs, gross profit decreased from $56.3 million, or 23.1% of revenues before reimbursements in 2022, to $51.6 million, or 22.9% of revenues before reimbursements in 2023, as a result of the revenue decrease in our Networks service line.

Operating results for our Platform Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
Year Ended December 31,	2023	2022	Variance
Revenues	$225,459	$243,711	(7.5)%
Direct expenses	173,874	187,420	(7.2)%
Gross profit	51,585	56,291	(8.4)%
Indirect expenses	23,044	20,545	12.2%
Total Platform Solutions Operating Earnings	$28,541	$35,746	(20.2)%

Gross profit margin	22.9%	23.1%	(0.2)%
Operating margin	12.7%	14.7%	(2.0)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company and consumer markets in the U.S. Revenues before reimbursements by service line were as follows:

	In thousands (except percentages)
Year Ended December 31,	2023	2022	Variance
Contractor Connection	$74,627	$66,236	12.7%
Networks	123,859	156,159	(20.7)%
Subrogation	26,973	21,316	26.5%
Total Platform Solutions Revenues before Reimbursements	$225,459	$243,711	(7.5)%

Revenues before reimbursements from our Platform Solutions segment totaled $225.5 million in 2023, compared with $243.7 million in 2022. This decrease was primarily due to a decrease in our Networks service line due to a reduction in utilization with existing clients, partially offset by increases in pricing and the average fee per case from Contractor Connection and Subrogation. There was a decrease in segment unit volume, measured principally by cases received, of (5.5)% for 2023, compared with the 2022 period. There was a decrease in high-frequency, low-severity consumer market cases in our Networks service line of (15,000) cases, or a (3.1)% decrease in Platform Solutions cases received, related to client projects in 2022. Revenues in our Platform Solutions segment include revenues from existing clients where we provide staff augmentation, which resulted in $(16.2) million reduction of revenues in 2023, or a (6.6)% decrease in Platform Solutions revenues. The revenues generated from these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no decrease in cases received to match the decrease in revenues. Changes in product mix and in the rates charged for those services accounted for a 1.5% revenue increase during 2023, compared with 2022.

The reduction in revenues in our Networks service line was due to a reduction where we provide staff augmentation for our clients and a reduction in case volumes. The increase in Contractor Connection was due to an increase in pricing as well as increases in the average case values and severity of cases received. There was an increase in revenues in our Subrogation service line, in spite of a reduction in cases received, due to a special project in 2022 that had a lower average fee per case.

Revenue variance components for our Platform Solutions segment for the year ended December 31, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	December 31
Decrease in cases received	(5.5)%
Reduction in high-frequency, low-severity Networks cases received in 2022 with minimal revenues	3.1%
Reduction in revenues from staff augmentation with no cases received	(6.6)%
Change in product mix and rates	1.5%
Decrease in Revenues before Reimbursements	(7.5)%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $2.7 million and $1.2 million for 2023 and 2022, respectively. The increase was due to additional use of third parties in our Networks service line in the 2023 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for 2023 and 2022 were as follows:

Year Ended December 31,	2023	2022	Variance
Contractor Connection	143,854	154,574	(6.9)%
Networks	274,118	289,205	(5.2)%
Subrogation	35,028	35,819	(2.2)%
Total Platform Solutions Cases Received	453,000	479,598	(5.5)%

Overall case volumes were (5.5)% lower in 2023 compared with 2022, due to a decrease in each of our service lines. This decrease was primarily from a decrease in high-frequency, low-severity cases in our Networks service line of 15,000 cases, or a 3.1% decrease in cases from 2022. A portion of the decrease in revenues in our Networks service line is the result of revenues generated from existing clients which consists of us providing dedicated employees which is not measured by cases, and accordingly there is no decrease in cases received to match the decrease in revenues. The decrease in cases in the Contractor Connection service line was due to carrier clients experiencing decreased program utilization. The decrease in cases in our Subrogation service line was due to a special project in 2022 that did not contribute new cases in 2023.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Platform Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Platform Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, was 65.6% in 2023 and 67.1% in 2022. The amount of these expenses decreased from $163.4 million in 2022 to $147.8 million in 2023. The decrease in costs was due to the lower revenues in the current year and reduction of employees in our Networks Service line. The decrease as a percentage of revenues before reimbursements in the current year was due to the reduction in revenues in our Networks service line which is more labor intensive than our other Platform Solutions service lines.

Average FTEs in this segment totaled 1,314 in 2023, compared to an average of 1,336 FTEs in 2022.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased as a percent of segment revenues before reimbursements from $44.5 million, or 18.3% of revenues before reimbursements in 2022, to $49.1 million, or 21.8% of revenues before reimbursements in 2023. The increase in overall expenses was primarily due to the increase in technology investments. The increase as a percent of revenues before reimbursements is due to the lower revenues and increased technology investments.

YEAR ENDED DECEMBER 31, 2022 COMPARED WITH YEAR ENDED DECEMBER 31, 2021

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating Earnings

Operating earnings in our North America Loss Adjusting segment totaled $19.1 million or 7.0% of revenues before reimbursements, in 2022, compared with 2021 operating earnings of $15.0 million, or 6.2% of revenues before reimbursements. The increase in operating earnings in 2022 was primarily due to a $31.0 million increase in revenues. There was a $2.6 million expense benefit in 2021 as a result of CEWS, compared to no benefit in 2022.

Excluding centralized indirect support costs, gross profit increased from $46.7 million, or 19.2% of revenues before reimbursements in 2021, to $51.8 million, or 18.9% of revenues before reimbursements in 2022, due primarily to an increase in revenues, partially offset by the absence of the CEWS benefit.

Operating results for our North America Loss Adjusting segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2021
Year Ended December 31,	2022	2021	Variance	2022	Variance
Revenues	$274,755	$243,789	12.7%	$278,399	14.2%
Direct expenses	222,938	197,054	13.1%	225,958	14.7%
Gross profit	51,817	46,735	10.9%	52,441	12.2%
Indirect expenses	32,709	31,720	3.1%	33,266	4.9%
Total North America Loss Adjusting Operating Earnings	$19,108	$15,015	27.3%	$19,175	27.7%

Gross profit margin	18.9%	19.2%	(0.3)%	18.8%	(0.4)%
Operating margin	7.0%	6.2%	0.8%	6.9%	0.7%

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

Revenues before reimbursements from our North America Loss Adjusting segment totaled $274.8 million in 2022, compared with $243.8 million in the 2021 period. This increase was due to an increase in the U.S. and Canada from both new and existing clients and the recent acquisition. The change in exchange rates decreased our North America Loss Adjusting segment revenues by 1.5%, or $3.6 million, for 2022 as compared with the 2021 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $278.4 million for 2022. There was a $9.2 million increase, or 3.8% increase in North America Loss Adjusting revenues in 2022 as a result of the edjuster, Inc. acquisition. There was an increase in segment unit volume, measured principally by cases received, of 6.0% (1.8% excluding edjuster cases) for 2022, compared with the 2021 period. Changes in product mix and in the rates charged for those services accounted for an 8.6% revenue increase for 2022 compared with 2021.

The increase in revenues in the U.S. for 2022 was due to an increase in Global Technical Services revenues and a change in the mix of services provided, due to a lower proportion of high-frequency, low-severity cases in 2022. Based on constant foreign exchange rates, there was an increase in revenues in Canada in 2022, compared with 2021, primarily due to the edjuster, Inc. acquisition and the recovery from the negative economic impacts of COVID-19 that were present in 2021.

Revenue variance components for our North America Loss Adjusting segment for the year ended December 31, 2022 are summarized as follows:

2022 Period compared to 2021 Period Ending:	December 31
Increase in cases received, net of acquired cases	1.8%
Decrease due to foreign currency exchange rates	(1.5)%
Change in product mix and rates	8.6%
Increase from acquisition revenues	3.8%
Increase in Revenues before Reimbursements	12.7%

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

Overall, there was an increase in cases of 6.0% in 2022, compared with 2021. The decrease in U.S. case volumes in 2022 was due to a change in the mix of services provided, resulting from a lower proportion of high-frequency, low-severity cases. There was an increase in cases in Canada in 2022 due to an increase in weather-related activity and the recovery from the impact of the pandemic which was present in 2021. The acquisition of edjuster in the third quarter of 2021 resulted in an increase of 11,640 cases, or 4.2% of the increase in cases received for 2022, compared with 2021.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. North America Loss Adjusting direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, decreased from 72.4% in 2021 to 72.2% in 2022. The dollar amount of these expenses increased from $176.5 million in 2021 to $198.4 million in 2022. The increase in amounts was due to the increased revenues and an additional 205 employees from the recent acquisition. The percentage of revenues before reimbursements was largely consistent between periods, due to increased staff utilization, partially offset by the $2.6 million expense benefit in 2021 as a result of CEWS, compared with no benefit in 2022.

There was an average of 2,022 FTEs in 2022 compared with an average of 1,795 FTEs in 2021.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $52.2 million in 2021 to $57.2 million in 2022, but decreased as a percent of segment revenues before reimbursements from 21.4% in 2021 to 20.8% in 2022. The increase in costs was due to the increased revenues, technology investments and an increase in the allowance for estimated credit losses in 2022. The decrease in the percent of revenues was primarily due to the increased revenues.

INTERNATIONAL OPERATIONS SEGMENT

Operating (Loss) Earnings

Our International Operations segment reported an operating loss of $(12.9) million, or (3.6)% of revenues before reimbursements in 2022, as compared to operating earnings of $4.9 million, or 1.4% of revenues before reimbursements in 2021. This decrease in operating earnings was due to lower profitability in certain international operations, primarily in the U.K. and our Legal Services service line, an increase in compensation expense, and an increase in administrative support costs.

Excluding centralized indirect support costs, gross profit decreased from $50.3 million, or 14.1% of revenues before reimbursements in 2021, to $41.1 million, or 11.5% of revenues before reimbursements in 2022. This decrease was primarily due to lower profitability in certain international operations and an increase in compensation expense. The increase in compensation expense includes $4.1 million of severance expense for cost reduction actions in certain international operations.

Operating results for our International Operations segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2021
Year Ended December 31,	2022	2021	Variance	2022	Variance
Revenues	$357,452	$357,909	(0.1)%	$388,427	8.5%
Direct expenses	316,371	307,591	2.9%	344,332	11.9%
Gross profit	41,081	50,318	(18.4)%	44,095	(12.4)%
Indirect expenses	54,027	45,400	19.0%	59,144	30.3%
Total International Operations Operating (Loss) Earnings	$(12,946)	$4,918	(363.2)%	$(15,049)	(406.0)%

Gross profit margin	11.5%	14.1%	(2.6)%	11.4%	(2.7)%
Operating margin	(3.6)%	1.4%	(5.0)%	(3.9)%	(5.3)%

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

Revenues before reimbursements from our International Operations segment totaled $357.5 million in 2022, compared with $357.9 million in 2021. This slight decrease was due to the change in foreign exchange rates. Excluding foreign exchange impacts, International Operations revenues increased due to an increase in weather-related activity in Australia and Asia, and increases in Europe and Latin America, partially offset by reductions in the U.K. and our Legal Services service line. The change in exchange rates decreased our International Operations segment revenues by approximately 8.6%, or $31.0 million, for 2022 as compared with 2021. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $388.4 million for 2022. There was a $4.8 million increase, or 1.3% increase in International Operations revenues in 2022 as a result of the BosBoon and Van Dijk acquisitions in Europe. There was an increase in segment unit volume, measured principally by cases received, of 18.2% (17.8% excluding acquired cases) for 2022, compared with 2021. 8.1% of this increase was due to an increase of 36,800 high-frequency, low-severity cases received in Latin America for which only minimal revenues are recognized. Changes in product mix and in the rates charged for those services accounted for a 2.5% revenue decrease for 2022 compared with 2021, due to an increase in high-frequency, low severity cases in Latin America, Europe and Asia.

Based on constant foreign exchange rates, the decrease in revenues in the U.K. for 2022 was due to a change in the mix of services provided and a reduction in our Legal Services service line. There was an increase in revenues in Europe in 2022, compared with 2021, due to an increase in high-frequency, low-severity case volume increases in Scandinavia, and the BosBoon and Van Dijk acquisitions. There was an increase in revenues in Australia in 2022 due to an increase in weather-related case activity. There was an increase in revenues in Asia in 2022, compared with 2021, due to an increase in high-frequency, low-severity weather-related case activity in the Philippines and Malaysia. There was an increase in revenues in Latin America in 2022 due to an increase in high-frequency, low-severity cases and a change in the mix of services provided.

Revenue variance components for our International Operations segment for the year ended December 31, 2022 are summarized as follows:

2022 Period compared to 2021 Period Ending:	December 31
Increase in cases received, net of acquired cases	17.8%
Decrease due to foreign currency exchange rates	(8.6)%
High-frequency, low-severity cases received in Latin America in 2022 with minimal 2022 revenues	(8.1)%
Change in product mix and rates	(2.5)%
Increase from acquisition revenues	1.3%
Decrease in Revenues before Reimbursements	(0.1)%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenue, increased to $29.0 million in 2022 from $22.9 million in 2021. The increase in reimbursed expenses were due to an increased use of third parties in 2022, primarily related to handling cases received from the catastrophe in Australia.

Case Volume Analysis

International Operations unit volumes, as measured by cases received, by region for 2022 and 2021 were as follows:

Year Ended December 31,	2022	2021	Variance
UK	155,994	142,678	9.3%
Europe	212,083	202,956	4.5%
Australia	67,494	51,940	29.9%
Asia	20,622	14,377	43.4%
Latin America	79,913	41,543	92.4%
Total International Operations Cases Received	536,106	453,494	18.2%

Overall, there was an increase in cases received of 18.2% for 2022, compared with 2021. 8.1% of the increase was due to an increase of 36,800 high-frequency, low-severity cases received in Latin America for which only minimal revenues are recognized. There was an increase of 17,400 cases in Australia, or 3.8% of the increase in International Operations cases received, due to flooding catastrophe in that country. The increase in cases received in Asia was due to an increase in high-frequency, low-severity weather-related activity in the Philippines and Malaysia. There was an increase in Europe in 2022, compared with 2021, due to an increase in high-frequency, low-severity case volume increases in Scandinavia, and the BosBoon and Van Dijk acquisitions, which accounted for 2,000 cases, or 0.4%. The increase in cases received in the U.K. in 2022 was due to an increase in high-frequency, low-severity third party administration cases.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International Operations segment revenues before reimbursements, increased from 69.6% in 2021 to 71.2% in 2022. The total dollar amount of these expenses increased from $249.1 million in 2021 to $254.6 million in 2022. The increase in compensation expense includes $4.1 million of severance expense for cost reduction actions in certain international operations, as well as an increase in employees, including 30 from the BosBoon and Van Dijk acquisitions. The increase in the percentage of revenues before reimbursements is because compensation expense increased higher than revenues in certain international operations, including the severance expense referenced above, and higher compensation expense in our Legal Services business.

There was an average of 3,676 FTEs in this segment in 2022, an increase from an average of 3,524 FTEs in the 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased in the International Operations segment from $103.9 million in 2021 to $115.8 million in 2022, and increased as a percent of revenues before reimbursements from 29.0% in 2021 to 32.4% in the 2022 period. The increase in both the expenses and the expenses as a percent of revenues before reimbursements were due to technology investments and an increase in administrative support costs.

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

Revenues before reimbursements from our Broadspire totaled $313.6 million in 2022, compared with $301.0 million in 2021. This increase was primarily due to an increase in new client growth across both service lines, and general recovery from pandemic-impacted activity in 2021. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 10.2% for 2022 compared with 2021. Changes in product mix and in the rates charged for those services accounted for a (6.0)% revenue decrease for 2022 as compared with 2021, due to an increase in Disability and A&H claims which have a lower average fee per claim.

Revenue variance components for our Broadspire segment for the year ended December 31, 2022 are summarized as follows:

2022 Period compared to 2021 Period Ending:	December 31
Increase in cases received	10.2%
Change in product mix and rates	(6.0)%
Increase in Revenues before Reimbursements	4.2%

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

Overall case volumes were 10.2% higher in 2022 compared with 2021 due to an increase in Disability and A&H cases volumes in our Claims Management service line of 31,350 cases, representing an increase in Broadspire cases received of 6.4%, and an increase in new clients. The decline for Medical Management cases received was due to fewer utilization review and physician consultant cases that were not fully offset with an increase in case management cases that typically result in higher average revenue per case. In addition, 2021 was negatively impacted by the pandemic. Broadspire unit volumes are sensitive to overall employment levels and workplace reported injuries.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Broadspire segment revenues before reimbursements, increased from 62.3% in 2021 to 63.3% in 2022. The total dollar amount of these expenses increased from $187.5 million in 2021 to $198.5 million in 2022. The increase in the amounts was due to increased revenues and an increase in average full-time equivalent employees. The increase in expense as a percent of revenues before reimbursements was due to an increase in compensation, advance hiring for new business, and additional staffing in support of client requirements.

There was an average of 2,503 FTEs in this segment in 2022, an increase from an average of 2,266 FTEs in the 2021 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased in the Broadspire segment from $88.8 million in 2021 to $88.1 million in 2022, and decreased as a percent of revenues before reimbursements from 29.5% in 2021 to 28.1% in 2022. The decrease in the overall expense and as a percent of revenues is due to lower software amortization costs and other administrative expenses, partially offset by an increase in travel costs which were lower in 2021 due to the pandemic.

PLATFORM SOLUTIONS SEGMENT

Operating Earnings

Our Platform Solutions segment recorded operating earnings of $35.7 million in 2022, or 14.7% of revenues before reimbursements, compared with operating earnings of $32.0 million in 2021, or 16.1% of revenues before reimbursements. The increase in operating earnings in 2022 was due to a $44.4 million increase in revenues, including $17.0 million from the Praxis Consulting acquisition.

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

Revenues before reimbursements from our Platform Solutions segment totaled $243.7 million in 2022, compared with $199.3 million in 2021. This increase was primarily due to an increase in case volumes in our Networks service line due to new client growth and increased utilization with existing clients, and a $17.0 million increase, or 8.5% increase in Platform Solutions revenues, as a result of the Praxis acquisition. There was an increase in segment unit volume, measured principally by cases received, of 11.3% for 2022, 6.7% of which was from the Praxis acquisition, compared with 2021. There was an increase in high-frequency, low-severity consumer market cases in our WeGoLook service line of 51,200 cases, or an 11.9% increase in Platform Solutions cases received, in 2022. Revenues in our Platform Solutions segment include revenues from an existing client where we provide staff augmentation for our clients, which resulted in $27.6 million of increased revenues in 2022, or a 13.8% increase in Platform Solutions revenue. The revenues generated from these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. Excluding cases from the Praxis acquisition and the WeGoLook cases, changes in product mix and in the rates charged for those services accounted for a 7.3% revenue increase during 2022, compared with 2021.

The increase in revenues for 2022 was due to an increase in our Networks service line, and revenues from the Praxis acquisition. The decrease in Contractor Connection was due to a reduction in industry claim volumes in the current year.

Revenue variance components for our Platform Solutions segment for the year ended December 31, 2022 are summarized as follows:

2022 Period compared to 2021 Period Ending:	December 31
Increase in cases received, net of acquired cases	4.6%
High-frequency, low-severity Networks cases received in 2022 with minimal revenues	(11.9)%
Revenues from staff augmentation for which no cases are received	13.8%
Change in product mix and rates	7.3%
Increase from acquisition revenues	8.5%
Increase in Revenues before Reimbursements	22.3%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $1.2 million and $3.1 million for 2022 and 2021, respectively. The decrease was due to a reduced use of third parties in our Networks service line in 2022.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for 2022 and 2021 were as follows:

Year Ended December 31,	2022	2021	Variance
Contractor Connection	154,574	172,970	(10.6)%
Networks	289,205	250,598	15.4%
Subrogation	35,819	7,162	400.1%
Total Platform Solutions Cases Received	479,598	430,730	11.3%

Overall case volumes were 11.3% higher in 2022 compared with 2021, due to an increase in our Networks service line and the Praxis acquisition in our Subrogation service line. Excluding acquisition-related subrogation cases, the increase in cases received was 4.6% during 2022 as compared with 2021. This increase was primarily from high-frequency, low-severity consumer market cases in our WeGoLook service line of 51,200 cases, or 11.9% of the increase in cases from 2021. A portion of the increase in revenues in our Networks service line is the result of revenues generated from existing clients which consists of us providing dedicated employees which is not measured by cases, and accordingly there is no increase in cases received to match the increase in revenues. The decrease in cases in the Contractor Connection service line was due to carrier clients experiencing reduced claims activity.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Platform Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Platform Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, was 67.1% in 2022 and 66.1% in 2021. The amount of these expenses increased from $131.7 million in 2021 to $163.4 million in 2022. The increase in costs was due to the higher revenues in the current year and increased employees to support client growth in our Networks Service line, and 110 employees from the Praxis acquisition. The increase as a percentage of revenues before reimbursements in 2022 was due to the change in product mix and higher compensation expense and non-employee labor to support the new client growth.

Average FTEs in this segment totaled 1,336 in 2022, compared to an average of 1,080 FTEs in 2021.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased as a percent of segment revenues before reimbursements from $35.5 million, or 17.8% of revenues before reimbursements in 2021, to $44.5 million, or 18.3% of revenues before reimbursements in 2022. The increase in overall expenses was due to the increased revenues and the Praxis acquisition. The increase as a percent of revenues before reimbursements is due to technology investments and an increase in travel and entertainment expenses.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, changes in tax law, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $17.1 million, $23.6 million, and $13.3 million for 2023, 2022, and 2021, respectively. Our effective tax rate for financial reporting purposes was 36.1%, 467.2%, and 30.4% for 2023, 2022, and 2021, respectively. The Company's effective income tax rate in 2023 was impacted by changes in domestic tax guidance and changes in valuation allowances in certain jurisdictions. The Company's effective income tax rate in 2022 was impacted by the goodwill impairment and change in valuation allowances for certain foreign jurisdictions, primarily the U.K. The Company's effective income tax rate in 2021 was impacted by enacted foreign tax rate changes, change in valuation allowances for certain jurisdictions, and deferred taxes attributable to certain undistributed foreign earnings that are no longer permanently reinvested. Based on our 2024 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2024 to be in the 33% to 35% range before considering any discrete items and assuming no material changes to tax law and policy in the material jurisdictions in which we operate.

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

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Corporate interest expense totaled $19.8 million, $11.0 million, and $7.0 million for 2023, 2022, and 2021, respectively. Corporate interest income totaled $2.8 million, $0.7 million, and $0.4 million in 2023, 2022, and 2021, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Our level of interest expense is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods. The weighted average interest rates under our Credit Facility were 6.6%, 3.3%, and 2.2% for the years ending December 31, 2023, 2022, and 2021, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.6 million, $0.5 million and $1.1 million was recognized during 2023, 2022, and 2021, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan and our Omnibus Stock and Incentive Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $7.8 million, $7.8 million, and $11.0 million in 2023, 2022, and 2021, respectively. The decrease in 2022 is due to the amortization period of a significant intangible asset ended in the fourth quarter of 2021. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated costs and credits are excluded from the determination of segment operating earnings. These unallocated corporate and shared costs and credits represent expenses for our Chief Executive Officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses. From time to time, we evaluate which corporate costs and credits are appropriately allocated to one or more of our operating segments. If changes are made to our allocation methodology, prior period allocations are revised to conform to our then-current allocation methodology.

Unallocated corporate and shared costs and credits were $19.4 million, $7.1 million, and $18.0 million in 2023, 2022, and 2021, respectively. The increase for 2023 was due to a $3.7 million increase in self-insurance costs, $1.8 million gain on sale of our Canadian head office building in 2022, $1.5 million increase in professional fees, $1.4 million increase in compensation, $1.2 million for certain non-recurring fair value adjustments, $1.6 million increase in unallocated payroll tax, benefits and insurance costs, and $1.1 million increase in other unallocated costs.

The decrease for 2022 compared to 2021 was due to a $1.8 million gain on sale of our Canadian head office building in Kitchener Ontario, a $1.8 million reduction in self-insurance expense, a $4.2 million reduction in incentive compensation, and a $4.2 million decrease in professional fees and other unallocated costs, partially offset by the absence of a $3.2 million CEWS benefit which was present in 2021.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This expense totaled $4.0 million and $2.9 million for 2023 and 2022, respectively. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Cost and Credits

Non-service pension cost totaled $8.6 million for 2023, a credit of $(1.6) million in 2022, and credit of $(3.7) million in 2021. The increase in 2023 was primarily due to higher interest costs in 2023 compared to 2022 given changes in market rates. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

Goodwill Impairment

We recognized a pretax non-cash goodwill impairment in 2022 totaling $36.8 million, which was partially offset by a $3.5 million reduction in income tax expense. This impairment consisted of $3.4 million related to our North America Loss Adjusting reportable segment, $22.7 million related to our International Operations reportable segment, and $10.7 million related to our Platform Solutions reportable segment. There was no goodwill impairment in 2023 or 2021.

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

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or Term SOFR or an alternative reference rate, in each case plus an applicable interest margin based on our leverage ratio (as defined below), provided that borrowings in foreign currencies will be at an alternative reference rate. On May 19, 2023, we amended the Credit Agreement. Pursuant to the amendment, London Interbank Offered Rate ("LIBOR") has been replaced with Term Secured Overnight Financing Rate ("Term SOFR") as the U.S. dollar reference rate. The Credit Facility, as amended, defines Term SOFR based on the published forward-looking SOFR rate administered by the CME Group or any acceptable successor. The Credit Facility defines alternative reference rates for non-U.S. Dollar currencies as Alternative Currency Term Rates or Alternative Currency Daily Rates. The interest margin for Term SOFR Rate or alternative reference rate loans ranges from 1.00% to 1.625% and for Base Rate loans ranges from 0.00% to 0.625%. Base Rate is defined as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (c) the Term SOFR plus 1.00%, subject to interest rate floors, with a minimum rate of zero. The weighted average interest rates under our Credit Facility were 6.6%, 3.3%, and 2.2% for the years ending December 31, 2023, 2022, and 2021, respectively.

At December 31, 2023, a total of $209.1 million of short-term and long-term debt was outstanding, and there was an undrawn amount of $8.9 million under the letter of credit sub-commitments of the Credit Facility. These letter of credit commitments were for our own obligations. Including the amounts committed under the letter of credit sub-commitments, the available balance under the Credit Facility totaled $232.1 million at December 31, 2023.

The obligations of the Borrowers under the Credit Facility are guaranteed by each existing of our material domestic subsidiaries, certain other domestic subsidiaries, and certain existing material foreign subsidiaries that are disregarded entities for U.S. income tax purposes (each such foreign subsidiary, a "Disregarded Foreign Subsidiary"), and such obligations are required to be guaranteed by each subsequently acquired or formed material domestic subsidiary and Disregarded Foreign Subsidiary (each, a "Guarantor"), and the obligations of the Borrowers other than us ("Foreign Borrowers") for which we are not the primary obligor are also guaranteed by us. In addition, (i) the Borrowers’ obligations under the Credit Facility are secured by a first priority lien (subject to liens permitted by the Credit Facility) on substantially all of the personal property of us and the Guarantors as set forth in the Security and Pledge Agreement and (ii) the obligations of the Foreign Borrowers are secured by a first priority lien on 100% of the capital stock of the Foreign Borrowers.

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

At December 31, 2023, we were in compliance with the financial covenants under the Credit Facility. Our leverage ratio was 1.60 and 2.16 as of December 31, 2023 and December 31, 2022, respectively, and our interest coverage ratio was 5.99 and 9.70 as of December 31, 2023 and December 31, 2022, respectively. If we do not meet the covenant requirements in the future, we would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary documents.

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

The operations of our North America Loss Adjusting and International Operations reporting segments expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies, as well as the risk of changes in tax rates or tariffs on earnings or services provided outside the U.S. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business negatively impacted our revenues and operating earnings in 2023 and 2022, but a weaker U.S. dollar positively impacted revenues and operating earnings in 2021. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings.

At December 31, 2023, our working capital balance (current assets less current liabilities) was approximately $70.1 million, compared with $71.8 million at December 31, 2022. The decrease in working capital was primarily due to an increase in cash and cash equivalents, an increase in prepaid expenses and other current assets due to the timing of payments, and a decrease in short term borrowings, offset by decreases in accounts receivable and unbilled revenues and an increase in accrued incentive compensation. Cash and cash equivalents at the end of 2023 totaled $58.4 million, compared with $46.0 million at the end of 2022.

Cash and cash equivalents, excluding restricted cash, as of December 31, 2023 consisted of $22.3 million held in the U.S. and $36.1 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. We generally do not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. We maintained our permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, and fund capital improvements and future acquisitions.

However, if at a future date or time funds that remain permanently reinvested are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition. We have estimated that we have book over tax basis differences of approximately $84.1 million. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Cash Provided by Operating Activities

Cash provided by operating activities totaled $103.8 million in 2023 compared to $27.6 million in 2022. The $76.2 million increase in cash provided by operating activities was primarily due to a $58.4 million improvement in the change in billed and unbilled accounts receivables, $19.8 million related to incentive compensation, and higher earnings, partially offset by timing of other payments, including settlement of a contract for performance-based fees in our International Operations segment. Interest payments were $18.9 million in 2023, and income tax payments, net of refunds, were $16.1 million in 2023.

Cash provided by operating activities totaled $27.6 million in 2022 compared to $54.3 million in 2021. The $(26.7) million decrease in cash provided by operating activities was primarily due to a $19.4 million increase in the change in billed and unbilled accounts receivables, $14.0 million related to incentive compensation, and a $7.9 million decrease in CEWS payments, partially offset by a $9.1 million reduction in defined benefit pension contributions and $5.5 million related to timing of other payments. There were $6.5 million payments in both 2022 and 2021 related to the deferral of U.S. payroll tax withholdings as allowed by the Coronavirus Aid, Relief, and Economic Security Act in 2020. Interest payments were $9.5 million in 2022, and income tax payments, net of refunds, were $20.9 million in 2022.

Cash Used in Investing Activities

Cash used in investing activities, primarily for acquisitions, capital expenditures and capitalized software, decreased by $(21.3) million in 2023, from $57.9 million in 2022 to $36.6 million in 2023. Acquisition costs in 2022 primarily included $20.9 million for deferred payments from the 2021 Praxis acquisition and $4.3 million for Van Dijk. These transactions are discussed in Note 3, "Business Acquisitions and Dispositions" included in Item 8 of this Annual Report on Form 10-K. The 2022 decrease in cash used also included $3.0 million in proceeds related to the sale of our Canadian head office building in Kitchener, Ontario. In 2023, cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $36.6 million. We forecast that our property and equipment additions in 2024, including capitalized software, will approximate $40.0 million.

Cash used in investing activities, primarily for acquisitions, capital expenditures and capitalized software, decreased by $(12.9) million in 2022, from $70.8 million in 2021 to $57.9 million in 2022. Acquisition costs in 2022 primarily included $20.9 million for deferred payments from the 2021 Praxis acquisition and $4.3 million for Van Dijk. The 2022 decrease in cash used also included $3.0 million in proceeds related to the sale of our Canadian head office building in Kitchener, Ontario. In 2022, cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $34.6 million.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $(54.7) million in 2023, compared with $25.9 million provided by financing activities in 2022. In 2023, we borrowed $37.6 million for capital expenditures and other working capital needs and we repaid a total of $69.1 million. We used cash to pay dividends totaling $12.7 million in 2023, we repurchased shares for $2.7 million, and we received shares of CRD-A stock that were surrendered by employees to settle $2.0 million of withholding taxes owed on the issuance of restricted and performance shares. Payments of contingent consideration on acquisitions totaled $7.1 million in 2023, compared with $2.1 million in 2022.

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

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $39.2 million and $43.7 million in 2023 and 2022, respectively. Our average month-end short-term debt obligations were $27.8 million and $34.2 million in 2023 and 2022, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $14.8 million and $27.0 million at December 31, 2023 and 2022, respectively. The balance in short-term borrowings at December 31, 2023 primarily represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

Our liquidity is defined as cash on hand and borrowing capacity based on our trailing twelve month EBITDA, as defined under our Credit Facility. Excluding restricted cash, at December 31, 2023, we had $58.4 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $232.1 million resulting in total liquidity of $290.5 million at December 31, 2023.

Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2024. Our compliance with the consolidated total leverage ratio and consolidated interest coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2024 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

On January 29, 2024, we amended the Credit Agreement. Pursuant to the amendment, Canadian Dollar Offered Rate has been replaced with Term Canadian Overnight Repo Rate Average as the Canadian dollar reference rate.

Material Cash Commitments

As of December 31, 2023, the impact that our material cash commitments, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease commitments (Note 6)	$29,457	$45,326	$25,212	$17,886	$117,881
Long-term debt, including current portions (Note 5) (1)	14,727	194,273	—	—	209,000
Finance lease and other obligations (Note 5) (1)	86	62	—	—	148
Total, before interest payments	44,270	239,661	25,212	17,886	327,029
Estimated interest payments under Credit Facility	17,057	30,893	—	—	47,950
Total material cash commitments	$61,327	$270,554	$25,212	$17,886	$374,979
(1)
Assumes principal amounts are repaid at maturity and not refinanced.

Borrowings under our Credit Facility bear interest at a variable rate, based on a Term SOFR Rate, an alternative reference rate or a Base Rate, in either case plus an applicable margin. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2023, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2023, we had approximately $3.6 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We expect $0.4 million of reductions to unrecognized income tax benefits within the next 12 months.

Gross deferred income tax liabilities as of December 31, 2023 were approximately $44.6 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "Other International Plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan and Other International Plans with unfunded deficits totaled $24.0 million and $25.9 million at the end of 2023 and 2022, respectively. The 2023 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from market returns during the year. In 2023, we made no contributions to our U.S. Qualified Plan and $2.4 million to our U.K. Plans. In 2022, we made no contributions to our U.S. Qualified Plan and $0.6 million to our U.K. Plans. The U.K. Plans were in a funded status totaling $10.9 million and $20.4 million at the end of 2023 and 2022, respectively, with the fair value of plan assets exceeding the projected benefit obligation. There was a $(9.5) million decrease during 2023 in the net prepaid pension balances of the U.K. defined benefit plans.

Our frozen U.S. Qualified Plan was underfunded by $22.3 million at December 31, 2023 based on an accumulated benefit obligation of $285.3 million. The Company does not expect to make any discretionary contributions to the U.S. Qualified Plan for 2024.

Funding requirements are no longer as sensitive to changes in the discount rate used to determine the present value of projected benefits payable under the U.S. Qualified Plan. Volatility in the capital markets, mortality changes and future legislation may have a negative impact on our pension plans, which may further increase the underfunded portion and our attendant funding obligations. Expected and required contributions to our underfunded defined benefit pension plans could reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities.

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2023, the issued, but undrawn, letters of credit totaled approximately $8.9 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$8,852	$—	$—	$—	$8,852

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our Consolidated Balance Sheet as of December 31, 2023, compared with our Consolidated Balance Sheet as of December 31, 2022, were as follows:

•
Accounts receivable decreased by $11.7 million, excluding the impacts from foreign currency exchange, in 2023 compared with 2022. The decrease was primarily due to improved collections within Australia in our International Operations segment, and a decrease in the U.S. in our North America Loss Adjustment segment, as a result of collections of 2022 weather-related accounts receivable.
•
Unbilled revenues decreased $11.9 million, excluding the impacts from foreign currency exchange. The decrease was primarily due to a decrease in weather-related activities within Australia in our International Operations segment, and a decrease in the U.S. in our North America Loss Adjustment segment.
•
Accounts Payable and Accrued Liabilities increased $2.8 million, excluding the impacts from foreign currency exchange. The increase was primarily due to $19 million higher accrued employee incentive compensation, partially offset by the timing of other payables, including settlement of a contract for performance-based fees in our International Operations segment.

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

Revenue Recognition

Our revenues are primarily comprised of claims processing or program administration fees. Fees for professional services are recognized at the time such services are rendered. Out-of-pocket costs incurred in administering a claim are typically passed on to our clients and included in our revenues under GAAP.

We often sell multiple types of claims processing and different levels of processing depending on the complexity of the claims within a contract. We also typically provide a menu of offerings from which the customer chooses to purchase or not at their discretion (i.e., optional purchases). Each service and related pricing is separate and distinct and provides a separate and distinct value to the customer. Pricing is consistent for each service irrespective of the other service(s) or quantities requested by the customer. For example, if we provide claims processing for auto and general liability, those services are priced and delivered independently.

Deferred revenues, which are primarily in our Broadspire segment, represent the estimated unearned portion of fees related to future services to be performed under certain fixed-fee service arrangements. Deferred revenues are recognized into revenues based on the estimated rate at which the services are provided. These rates are primarily based on an evaluation of historical claim closing rates by major claim type. Additionally, recent claim closing rates are evaluated for a significant deterioration or improvement in the longer-term historical closing rates used.

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

As of December 31, 2023, deferred revenues related to lifetime claim handling arrangements approximated $39.8 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 1.3% to an increase of 2.2%, and has averaged an increase of 0.4%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $0.5 million, $1.4 million, and $1.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. If our average claim closing rates for lifetime claims increased by 1.0%, we would have recognized additional revenues of approximately $0.5 million, $1.4 million, and $1.3 million in 2023, 2022 and 2021, respectively.

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

As of December 31, 2023 and 2022, our allowance for expected credit losses totaled $8.6 million and $9.1 million, or approximately 6.1% and 6.2% of gross billed receivables at December 31, 2023 and 2022, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for expected credit losses changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.4 million, $1.5 million, and $1.4 million in 2023, 2022 and 2021, respectively.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

We regularly evaluate whether events and circumstances have occurred which indicate that the carrying amounts of goodwill and indefinite-lived intangible assets have been impaired. Goodwill is an asset that represents the excess of the purchase price over the fair value of the separately identifiable net assets (tangible and intangible) acquired in certain business combinations. Our indefinite-lived intangible assets consist of trade names associated with acquired businesses. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing at least annually. When factors indicate that such assets should be evaluated for possible impairment between the scheduled annual impairment tests, we perform an interim impairment test.

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

During 2023, we performed our goodwill impairment testing. The estimated fair value of each reporting unit tested exceeded its carrying value. The key assumptions used in estimating the fair value of our reporting units as of October 1, 2023 utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units as of October 1, 2023 range between 12.0% and 13.5%, reflecting the assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA margins, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

During the third quarter of 2022, we identified goodwill impairment indicators in our International Operations reporting unit and Crawford Legal Services reporting unit, which are reflected in the International Operations reportable segment, as a result of a reduction in forecasted revenue and earnings, higher interest rates, and a lower Crawford & Company stock price. We also identified goodwill impairment indicators in the North America Loss Adjusting and Platform Solutions reportable segments related to the edjuster Inc. and Praxis Consulting reporting units, respectively, as these reporting units had minimal historical excesses of fair values over their carrying values due to being recent acquisitions, given higher interest rates and a lower Crawford & Company stock price. As a result of these indicators, we performed an interim quantitative goodwill impairment test as of August 31, 2022 and recognized a non-cash pretax goodwill impairment of $36.8 million. The goodwill impairment charge reduced the carrying value of goodwill in edjuster Inc. and Praxis Consulting reporting units by $3.4 million and $10.7 million, respectively. Goodwill related to our International Operations and Crawford Legal Services reporting units were fully impaired with charges of $19.6 million and $3.2 million, respectively.

During the fourth quarter of 2022, for purposes of our October 1 annual impairment test, we elected to perform a qualitative assessment of goodwill considering the most recent quantitative assessment performed as of August 31, 2022. Based on the qualitative assessment, no events or circumstances were identified that indicated it was more likely than not that the carrying values of the reporting units exceeded their fair values.

The indefinite-lived intangible assets with carrying values of $30.6 million at December 31, 2023 are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

The values of the trade names are sensitive to changes in the assumptions used above, however the estimated fair value of our material trade name exceeds its carrying value. We will continue to monitor the value of these trade names for potential indicators of impairment.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. Certain other employees participating in the Other International Plans have retirement benefits that are accounted for as defined benefit pension plans under GAAP. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S. Qualified Plan was frozen on December 31, 2002. Our U.K. Plans were closed to new employees as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. Qualified Plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. Qualified Plan after December 31, 2002. Benefits payable under the U.K. Plans are generally based on an employee's salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 8, "Retirement Plans," of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

Investment objectives for our U.S. and U.K. pension plan assets are to:

•
ensure availability of funds for payment of plan benefits as they become due;
•
provide for a reasonable amount of long-term growth of capital, without undue exposure to volatility, and protect the assets from erosion of purchasing power; and
•
provide investment results that meet or exceed the actuarially assumed long-term rate of return of each plan.

The long-term goal for the U.S. and U.K. defined benefit pension plans is to reach fully-funded status and to maintain that status. The investment policies contemplate the plans' asset return requirements and risk tolerances changing over time. Accordingly, reallocation of the portfolios' mix of return-seeking assets and liability-hedging assets will be performed as the plans' funded status improves. In conjunction with our investment policies, we have rebalanced the U.S. and U.K. defined benefit pension plans' target allocation mix from an equity-weighted to a fixed-income weighted investment strategy, as we have made cash contributions to the plans and the plans' funded status has improved.

The rules for pension accounting are complex and the assumptions used can produce volatility in our results, financial condition and liquidity. Our pension expense is primarily a function of the value of our plans' assets and the discount rate used to measure our pension liabilities at a single point in time at the end of our fiscal year (the measurement date). Both factors are significantly influenced by the stock and bond markets, which are subject to volatility.

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

The principal assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2023, the discount rate used to compute the benefit obligations of the U.S. and U.K. defined benefit pension plans were 4.94% and 5.78%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The expected long-term rates of return on plan assets assumption used to determine 2024 net periodic pension cost are estimated to be 5.90% and 6.20% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2023, we did not revise our mortality assumptions.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect the amount of our long-term pension liabilities at the plan measurement date and the effect of fair value accounting on plan assets. At December 31, 2023, we recorded a decrease to equity through other comprehensive income ("OCI") of $15.7 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2023. At December 31, 2022, we recorded an decrease to equity through OCI of $11.7 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2022. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $261.1 million through December 31, 2023, compared with $256.7 million through December 31, 2022. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense includes $12.6 million of amortization of these actuarial losses in 2024 versus $12.0 million in 2023 and $10.2 million in 2022.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.50%, representing either an increase or decrease in expected returns, the impact to 2023 consolidated pretax income would have been approximately $2.2 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, holding all other assumptions constant, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $9.3 million, and the impact to 2023 consolidated pretax income would have been approximately $0.2 million. Net periodic pension expense is also sensitive to mortality assumptions. If the life expectancy of pension plan participants in our U.S. Qualified Plan was to increase by one year compared to current assumptions, our pension obligations would have changed by $9.7 million and our annual pension cost would have changed by $0.6 million. If the life expectancy of pension plan participants in our U.K. Plans was to increase by one year compared to current assumptions, our pension obligations would have changed by $3.7 million and our annual pension cost would have changed by $0.6 million.

We estimate the service and interest components of net periodic benefit cost for U.S. and international pension and other postretirement benefits. This approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine interest costs were 4.87% for our U.S. plan and 5.80% for the U.K. plans.

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2023, 2022, and 2021 was 36.1%, 467.2%, and 30.4%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $0.5 million, $0.1 million and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Our effective tax rate for financial reporting purposes is expected to range between 33% and 35% in 2024 before considering any unknown discrete items and assuming no changes in tax law or policy in the material jurisdictions in which we operate.

It is possible that future changes in the tax laws of jurisdictions in which we operate, including but not limited to changes in tax law or policy, could have a significant impact on U.S.-based multinational companies such as our Company. At this time, we cannot predict the likelihood or details of any such changes or their specific potential impact on our Company.

Our most significant deferred tax assets are related to accrued but unpaid compensation and net operating loss ("NOL") carryforwards. The tax deduction for accrued but unpaid compensation generally occurs upon funding of the liabilities within specified timeframes after the fiscal year end has closed. Assuming that the compensation liability will be fulfilled, the deferred tax asset should be realized.

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $29.6 million valuation allowance on certain net operating loss and tax credit carryforwards in our international and domestic operations as of December 31, 2023. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to us. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

The NOL carryforwards for which a valuation allowance is not recorded primarily consists of $3.2 million of state NOL carryforwards generated by our domestic companies.

To fully utilize state NOL carryforwards, our domestic operations must generate taxable income prior to the expiration of the carryforwards. After consideration of the four sources of taxable income, we concluded that it was more likely than not that we should be able to utilize our state NOL carryforwards in the majority of jurisdictions before expiration. However, there were certain filing groups and jurisdictions that we do not expect to fully utilize our state NOL carryforwards before expiration. For those jurisdictions, we concluded that it was not more likely than not that we should be able to utilize our state NOL carryforwards and a valuation allowance was recorded. The valuation allowance against state NOL carryforwards was $0.5 million and $0.5 million for the periods ended December 31, 2023 and 2022, respectively.

The remaining NOL carryforwards were generated by certain foreign jurisdictions and are generally offset by full valuation allowances.

In 2021, the Organization for Economic Co-operation and Development released an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules, which aim to reform international corporate taxation rules, including a global minimum tax rate. Many tax jurisdictions have enacted or are expected to enact legislation effective as early as January 1, 2024. We are currently evaluating the potential future period impacts of the Pillar Two Model Rules.

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

As of December 31, 2023 and 2022, our estimated liabilities for self-insured risks totaled $51.7 million and $24.3 million, respectively. We separately record a recoverable asset for the value of insurance recovery payments anticipated from our insurance carriers, which totaled $30.3 million and $8.6 million as of December 31, 2023 and 2022, respectively. The recoverability of each asset is based on the notification of each claim to our insurers, along with our independent assessment of the claim and the fact that we only have coverage with highly rated insurance carriers. Receipts from insurance up to the amount of the loss recognized are considered recoveries, which are accounted for when receipt is probable. The annual expense associated with our self-insured activities, excluding the Company’s portion of health insurance costs for coverage provided to our employees, totaled $14.5 million and $11.6 million for 2023 and 2022, respectively.

The estimated self-insured liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 4.49% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2023. If the average discount rate was decreased or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated net liabilities for these self-insured risks at December 31, 2023 would have been impacted by approximately $0.2 million, resulting in an equivalent increase or decrease to 2023 consolidated pretax income.

Business Combinations

The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date. Goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the fair value of the net assets acquired. We estimate the fair values of identifiable intangible assets, including customer relationships, tradenames, and developed technology, on valuations that require management to make significant judgments, estimates, and assumptions, such as the expected future cash flows to be derived from the intangible assets based on projected revenues, EBITDA, customer attribution rates, and royalty rates. Additionally, we make assumptions related to discount rates that reflect the risk factors associated with future cash flows and estimates of useful lives.

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

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in each of our operating segments were 37.8%, 38.3%, and 40.2% of consolidated revenues before reimbursements for 2023, 2022, and 2021, respectively. We do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries. The following table illustrates revenue as a percentage of total revenue for the major currencies of the geographic areas in which Crawford does business:

Year Ended December 31,		2023		2022
(in thousands, except percentages)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$788,364	62.2%	$734,264	61.7%
U.K.	GBP	143,353	11.3%	121,814	10.2%
Canada	CAD	96,374	7.6%	97,766	8.2%
Australia	AUD	89,479	7.1%	94,692	8.0%
Europe	EUR	57,513	4.5%	54,447	4.6%
Rest of World		92,048	7.3%	86,499	7.3%
Total Revenues, before reimbursements		$1,267,131		$1,189,482

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2023 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2023 by approximately $1.2 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, Base Rate (as defined) or Term SOFR or an alternative reference rate, at our option provided that borrowings in foreign currencies will be at an alternative reference rate. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2023 and 2022, if market interest rates had increased or decreased an average of 1.00% our pretax interest expense would have changed by $2.1 million and $2.4 million in 2023 and 2022, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations, holding all other assumptions constant, of our U.S. and U.K. defined benefit pension plans would have changed by approximately $9.3 million at December 31, 2023. The impact of this change to December 31, 2023 consolidated pretax income would have been approximately $0.2 million.

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

Inflation Risk

An increase in inflation could affect our business in several ways. Inflation increases expenses for labor and other operating costs, potentially putting pressure on our profitability if such costs cannot be passed through to our customers. Inflation could also lead to increased costs for losses and loss adjustment expenses in each of our operating segments. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and may force governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity or inhibit our revenue growth opportunities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

Year Ended December 31,	2023	2022	2021
Revenues from Services:
Revenues before reimbursements	$1,267,131	$1,189,482	$1,102,032
Reimbursements	49,788	41,744	37,199
Total Revenues	1,316,919	1,231,226	1,139,231
Costs and Expenses:
Costs of services provided, before reimbursements	908,059	883,128	810,231
Reimbursements	49,788	41,744	37,199
Total costs of services	957,847	924,872	847,430
Selling, general, and administrative expenses	286,506	255,750	244,850
Corporate interest expense, net of interest income of $2,773, $655 and $424, respectively	17,036	10,311	6,559
Goodwill impairment	—	36,808	—
Total Costs and Expenses	1,261,389	1,227,741	1,098,839
Other (Loss) Income	(8,173)	1,561	3,472
Income Before Income Taxes	47,357	5,046	43,864
Provision for Income Taxes	17,097	23,578	13,316
Net Income (Loss)	30,260	(18,532)	30,548
Net Loss Attributable to Noncontrolling Interests	349	227	144
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$30,609	$(18,305)	$30,692
Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.63	$(0.37)	$0.58
Class B Common Stock	$0.63	$(0.37)	$0.58
Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.61	$(0.37)	$0.57
Class B Common Stock	$0.62	$(0.37)	$0.57
Weighted-Average Shares Used to Compute Basic Earnings (Loss) Per Share:
Class A Common Stock	29,039	29,196	30,760
Class B Common Stock	19,796	20,113	22,237
Weighted-Average Shares Used to Compute Diluted Earnings (Loss) Per Share:
Class A Common Stock	29,799	29,196	31,743
Class B Common Stock	19,796	20,113	22,237
Cash Dividends Per Share:
Class A Common Stock	$0.26	$0.24	$0.24
Class B Common Stock	$0.26	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

Year Ended December 31,	2023	2022	2021
Net Income (Loss)	$30,260	$(18,532)	$30,548
Other Comprehensive (Loss) Income:
Net foreign currency translation gain (loss), net of tax benefit of $0, $0 and $0, respectively	3,051	(30,554)	9,024
Amounts reclassified into net income (loss) for defined benefit pension plans, net of tax benefit of $2,668, $2,675, and $2,691, respectively	9,351	7,645	7,765
Net unrealized (loss) gain on defined benefit plans arising during the year, net of tax benefit (provision) of $701, $3,681, and $(541), respectively	(15,740)	(11,704)	1,618
Other Comprehensive (Loss) Income	(3,338)	(34,613)	18,407
Comprehensive Income (Loss)	26,922	(53,145)	48,955
Comprehensive loss (income) attributable to noncontrolling interests	393	(40)	152
Comprehensive Income (Loss) Attributable to Shareholders of Crawford & Company	$27,315	$(53,185)	$49,107

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

December 31,	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$58,363	$46,007
Accounts receivable, less allowance for expected credit losses of $8,599 and $9,322, respectively	131,362	141,106
Unbilled revenues, at estimated billable amounts	116,611	126,274
Income taxes receivable	4,842	9,098
Prepaid expenses and other current assets	58,168	28,782
Total Current Assets	369,346	351,267
Net Property and Equipment	22,742	27,809
Other Assets:
Operating lease right-of-use asset, net	88,615	93,334
Goodwill	76,724	76,622
Intangible assets arising from business acquisitions, net	81,786	88,039
Capitalized software costs, net	96,770	82,975
Deferred income tax assets	26,247	19,573
Other noncurrent assets	36,969	51,888
Total Other Assets	407,111	412,431
TOTAL ASSETS	$799,199	$791,507

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

December 31,	2023	2022
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$14,813	$27,048
Accounts payable	45,107	50,847
Accrued compensation and related costs	97,842	79,285
Self-insured risks	33,238	12,614
Income taxes payable	6,130	1,208
Operating lease liability	24,351	22,910
Other accrued liabilities	42,271	56,293
Deferred revenues	35,540	29,282
Total Current Liabilities	299,292	279,487
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	194,335	211,810
Deferred revenues	24,871	24,737
Accrued pension liabilities	24,006	25,914
Operating lease liability	78,029	84,628
Other noncurrent liabilities	38,835	41,553
Total Noncurrent Liabilities	360,076	388,642
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 29,525 and 28,764 shares issued and outstanding, respectively	29,525	28,764
Class B common stock, $1.00 par value, 50,000 shares authorized; 19,555 and 19,848 shares issued and outstanding, respectively	19,555	19,848
Additional paid-in capital	82,589	78,158
Retained earnings	228,564	213,094
Accumulated other comprehensive loss	(218,615)	(215,321)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	141,618	124,543
Noncontrolling interests	(1,787)	(1,165)
Total Shareholders' Investment	139,831	123,378
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$799,199	$791,507

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year Ended December 31,	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$30,260	$(18,532)	$30,548
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,742	36,098	40,176
Goodwill impairment	—	36,808	—
Deferred income taxes	(12,279)	7,397	(2,992)
Stock-based compensation costs	5,603	4,923	7,585
Loss (gain) on disposal of property and equipment	646	(1,490)	104
Contingent earnout adjustments	4,025	2,921	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	11,663	(15,537)	(5,475)
Unbilled revenues, net	11,879	(19,319)	(9,979)
Accrued or prepaid income taxes	13,063	(7,444)	(7,232)
Accounts payable and accrued liabilities	(2,822)	(5,985)	13,470
Deferred revenues	5,913	(397)	3,562
Accrued retirement costs	7,174	(1,366)	(15,478)
Prepaid expenses and other operating activities	(7,077)	9,557	32
Net cash provided by operating activities	103,790	27,634	54,321
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(4,890)	(6,838)	(9,225)
Capitalization of computer software costs	(31,706)	(27,761)	(21,729)
Cash proceeds from sale of property and equipment	—	3,032	—
Payments for business acquisitions, net of cash acquired	—	(26,309)	(46,398)
Proceeds from settlement of life insurance policies	—	—	6,526
Net cash used in investing activities	(36,596)	(57,876)	(70,826)
Cash Flows from Financing Activities:
Cash dividends paid	(12,701)	(11,842)	(12,663)
Payments related to shares received for withholding taxes under employee stock-based compensation plans	(1,947)	(704)	(1,411)
Proceeds from shares purchased under employee stock-based compensation plans	1,536	821	1,648
Repurchases of common stock	(2,731)	(26,749)	(19,134)
Payments of contingent consideration on acquisitions	(7,060)	(2,118)	(1,544)
Payments for equity investments	—	(600)	(106)
Increases in short-term and revolving credit facility borrowings	37,578	106,481	113,312
Payments on short-term and revolving credit facility borrowings	(69,066)	(39,025)	(52,306)
Payments on finance lease obligations	(60)	(59)	(432)
Capitalized loan costs	—	(7)	(2,302)
Dividends paid to noncontrolling interests	(229)	(258)	(405)
Net cash (used in) provided by financing activities	(54,680)	25,940	24,657
Effects of exchange rate changes on cash and cash equivalents	386	(2,742)	881
Increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	12,900	(7,044)	9,033
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	46,645	53,689	44,656
Cash, Cash Equivalents, and Restricted Cash at End of Year	$59,545	$46,645	$53,689

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(In thousands)

	Common Stock					Shareholders'
	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Investment Attributable to Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at December 31, 2020	$30,847	$22,510	$67,193	$265,245	$(198,856)	$186,939	$(11)	$186,928
Net income	—	—	—	30,692	—	30,692	(144)	30,548
Other comprehensive income (loss)	—	—	—	—	18,415	18,415	(8)	18,407
Cash dividends paid (Class A - $0.24 per share, Class B - $0.24 per share)	—	—	—	(12,663)	—	(12,663)	—	(12,663)
Stock-based compensation	—	—	7,585	—	—	7,585	—	7,585
Repurchases of common stock	(531)	(1,698)	—	(16,905)	—	(19,134)	—	(19,134)
Shares issued in connection with stock-based compensation plans, net	680	—	(443)	—	—	237	—	237
Decrease in value of noncontrolling interest due to acquisition	—	—	(106)	—	—	(106)	—	(106)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(405)	(405)
Balance at December 31, 2021	30,996	20,812	74,229	266,369	(180,441)	211,965	(568)	211,397
Net loss	—	—	—	(18,305)	—	(18,305)	(227)	(18,532)
Other comprehensive (loss) income	—	—	—	—	(34,880)	(34,880)	267	(34,613)
Cash dividends paid (Class A - $0.24 per share, Class B - $0.24 per share)	—	—	—	(11,842)	—	(11,842)	—	(11,842)
Stock-based compensation	—	—	4,923	—	—	4,923	—	4,923
Repurchases of common stock	(2,657)	(964)	—	(23,128)	—	(26,749)	—	(26,749)
Shares issued in connection with stock-based compensation plans, net	425	—	(308)	—	—	117	—	117
Decrease in value of noncontrolling interest due to acquisition	—	—	(686)	—	—	(686)	(379)	(1,065)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(258)	(258)
Balance at December 31, 2022	28,764	19,848	78,158	213,094	(215,321)	124,543	(1,165)	123,378
Net income	—	—	—	30,609	—	30,609	(349)	30,260
Other comprehensive loss	—	—	—	—	(3,294)	(3,294)	(44)	(3,338)
Cash dividends paid (Class A - $0.26 per share, Class B - $0.26 per share)	—	—	—	(12,701)	—	(12,701)	—	(12,701)
Stock-based compensation	—	—	5,603	—	—	5,603	—	5,603
Repurchases of common stock	—	(293)	—	(2,438)	—	(2,731)	—	(2,731)
Shares issued in connection with stock-based compensation plans, net	761	—	(1,172)	—	—	(411)	—	(411)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(229)	(229)
Balance at December 31, 2023	$29,525	$19,555	$82,589	$228,564	$(218,615)	$141,618	$(1,787)	$139,831

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

Shares of the Company's two classes of common stock are traded on the New York Stock Exchange ("NYSE") under the symbols CRD-A and CRD-B. The Company's two classes of stock are substantially identical, except with respect to voting rights for the Class B Common Stock (CRD-B), and protections for the non-voting Class A Common Stock (CRD-A). More information is found on the Company's website www.crawco.com. The information contained on, or hyperlinked from, the Company's website is not a part of, and is not incorporated by reference into, this report.

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities ("VIE") in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2023, 2022, and 2021 consolidated financial statements include the financial position of such operations as of October 31, 2023 and 2022, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2023, 2022, and 2021, respectively.

The Company has controlling ownership interests in several entities that are not wholly-owned by the Company. The financial results and financial positions of these controlled entities are included in the Company's consolidated financial statements, including the controlling interests and noncontrolling interests. The noncontrolling interests represent the equity interests in these entities that are not attributable, either directly or indirectly, to the Company. On the Company's Consolidated Statements of Operations, net income or loss is separately attributed to the controlling interests and noncontrolling interests.

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

The Company consolidates the results of a VIE when it is determined to be the primary beneficiary. In accordance with GAAP, in determining whether the Company is the primary beneficiary of a VIE for financial reporting purposes, it considers whether it has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether it has the obligation to absorb losses or the right to receive returns that would be significant to the VIE.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2023 and 2022, the liabilities of this deferred compensation plan were $6,261,000 and $6,395,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,237,000 and $10,083,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

The Company recognized a benefit of $5,850,000 in 2021 from the Canadian Emergency Wage Subsidy ("CEWS"). The Canadian government enacted the CEWS in 2020 to provide a wage subsidy to employers that suffered reductions in revenue resulting from the COVID-19 pandemic. The Company met the eligibility criteria to receive the wage subsidy in 2021 due to the negative economic impact of COVID-19 in that country. This subsidy was recorded as a credit within Direct Compensation, Fringe Benefits and Non-Employee Labor and was included in "Costs of services provided, before reimbursements” or “Selling, general, and administrative expenses” in the Consolidated Statements of Operations for 2021, depending on classification of the employees. There was no benefit in 2022 or 2023 and there are no future benefits available under this subsidy.

Revision of Quarterly Information (unaudited)

“Revenues before reimbursements” for the year ended December 31, 2023 includes income earned which offsets the costs of managing the funds maintained to administer claims for certain of the Company’s customers. These amounts were previously presented as reductions to “Selling, general, and administrative expenses” in the Company’s Consolidated Statements of Operations in the first, second, and third quarter 2023 interim financial statements. The Company adjusted its interim financial information for an immaterial revision in presentation of amounts totaling approximately $3,343,000, $3,890,000, and $4,528,000 which increased “Revenues before reimbursements” and “Total Revenues” for the first, second, and third quarters of 2023, respectively, and resulted in a corresponding increase in “Selling, general, and administrative” expenses and “Total Costs and Expenses” by the same amounts. There were no revisions to amounts reported for 2022 or 2021.

Prior Year Reclassifications

Certain prior year segment information has been reclassified to conform to the current year presentation.

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

The Company's North America Loss Adjusting segment generates revenue for claims management and adjusting services to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. The Company's International Operations segment generates revenue in a similar manner as North America Loss Adjusting in the UK, Europe, Australia, Asia and Latin America. This segment also includes Legal Services, which generates revenues for services provided to insurance companies. The Company's Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines. The Company's Platform Solutions segment principally generates revenues through its Contractor Connection, Networks and Subrogation service lines. The Contractor Connection service line generates revenue through its independently managed contractor network, with approximately 5,000 credentialed residential and commercial contractors in the U.S. See Note 2, “Revenue Recognition” for further discussion on the Company’s revenue recognition policies.

Intersegment sales are recorded at cost and are not material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2023 and December 31, 2022, cash and cash equivalents included time deposits of approximately $328,000 and $443,000, respectively, that were in financial institutions outside the U.S.

Cash balances that are legally restricted as to usage or withdrawal are separately included in "Prepaid expenses and other current assets" within the Consolidated Balance Sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown within the Consolidated Statements of Cash Flows:

Year Ended December 31,	2023	2022	2021
	(In thousands)
Cash and cash equivalents	$58,363	$46,007	$53,228
Restricted cash within prepaid expenses and other current assets	1,182	638	461
Total cash, cash equivalents and restricted cash	$59,545	$46,645	$53,689

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

Unbilled revenues are stated on the Company’s Consolidated Balance Sheets, net of estimated billing adjustments and an estimated allowance for expected credit losses. Unbilled assets represent a contract asset for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that we expect and are entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.

The Company maintains an allowance for expected credit losses resulting primarily from the inability of clients to make required payments. Such losses are accounted for as bad debt expense. These allowances are established using historical write-off or adjustment information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. Actual experience may differ significantly from historical or expected loss results. The Company writes off accounts receivable and unbilled revenues when they become uncollectible, and any payments subsequently received are accounted for as recoveries.

A summary of the activities in the allowance for expected credit losses for the years ended December 31, 2023, 2022, and 2021 is as follows:

	2023	2022	2021
	(In thousands)
Allowance for credit losses, January 1	$9,322	$8,768	$9,464
Add/ (Deduct):
Provision for bad debt expense	626	1,647	448
Write-offs, net of recoveries	(478)	(528)	(958)
Adjustments for business acquisitions and dispositions	—	—	(110)
Currency translation and other changes	60	(565)	(76)
Allowance for credit losses, December 31	$9,530	$9,322	$8,768

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Leasehold improvements	7-15 years

Property and equipment, including assets under finance leases, consisted of the following at December 31, 2023 and 2022:

December 31,	2023	2022
	(In thousands)
Leasehold improvements	$30,663	$29,604
Furniture and fixtures	21,197	23,399
Data processing equipment	51,469	52,285
Automobiles	197	243
Total property and equipment	103,526	105,531
Less accumulated depreciation	(80,784)	(77,722)
Net property and equipment	$22,742	$27,809

Depreciation on property and equipment, including property under finance leases and amortization of leasehold improvements, was $10,004,000, $11,941,000, and $12,481,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

Capitalized Software

Capitalized software costs reflect costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software development, purchases and related services. These capitalized software costs are typically amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $17,948,000, $16,320,000, and $16,667,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

At December 31, 2023 and 2022, accrued liabilities for self-insured risks totaled $51,746,000 and $24,270,000, respectively, including current liabilities of $33,238,000 and $12,614,000, respectively. The noncurrent liabilities are included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets. The Company separately records a recoverable asset for the value of insurance recovery payments anticipated from its insurance carriers, which totaled $30,336,000 and $8,552,000 as of December 31, 2023 and 2022, respectively. The recoverability of each asset is based on the notification of each claim to the Company's insurers, along with its independent assessment of the claim and the fact that it only has coverage with highly rated insurance carriers. Receipts from insurance up to the amount of the loss recognized are considered recoveries, which are accounted for when receipt is probable.

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to accrued compensation, pension plans, self-insurance, depreciation, and amortization.

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

Foreign Currency

Monetary assets and liabilities denominated in a currency that is different from a reporting entity's functional currency must be remeasured from the applicable currency to the reporting entity's functional currency. The effects of the remeasurement of these assets and liabilities are recognized in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations. For operations outside the U.S. whose functional currency is other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments, on a net basis, are included in "Other Comprehensive (Loss) Income" in the Company's Consolidated Statements of Comprehensive (Loss) Income, and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets.

Foreign currency transactions for the years ended December 31, 2023, 2022 and 2021 resulted in net losses of $691,000, $1,259,000 and $515,000, respectively.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $2,143,000, $1,939,000, and $877,000, respectively, for the years ended December 31, 2023, 2022 and 2021.

Adoption of New Accounting Standards

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08)

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. The adoption of this guidance did not impact the Company's results of operations, financial condition, or cash flows.

Pending Adoption of Recently Issued Accounting Standards

Improvements to Reportable Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Improvements to Income Tax Disclosures (ASU 2023-09)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The Company's North America Loss Adjusting and International Operations segments generate revenue for adjusting services provided to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property and certain types of personal property. These segments also generate revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries. The Company charges on a fee-per-claim basis for each optional purchase of the claims management services exercised by its customer. The Company also performs Legal Services within its International Operations segment. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer. The Company also generates revenues from income earned for managing the funds maintained to administer claims for certain of its customers. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore, revenue is recognized when the customer receives the service requested.

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the years ended December 31, 2023 and 2022:

	(In thousands)
Year Ended December 31,	2023	2022
U.S.	$207,255	$176,989
Canada	96,374	97,766
Total North America Loss Adjusting Revenues before Reimbursements	$303,629	$274,755

The following table presents International Operations revenues before reimbursements disaggregated by geography for the years ended December 31, 2023 and 2022:

	(In thousands)
Year Ended December 31,	2023	2022
UK	$133,110	$114,327
Europe	92,130	89,777
Australia	78,966	85,651
Asia	23,289	21,652
Latin America	29,560	24,168
International Loss Adjusting	357,055	335,575

UK	10,243	7,487
Australia	10,513	9,041
Latin America	4,582	5,349
Crawford Legal Services	25,338	21,877
Total International Operations Revenues before Reimbursements	$382,393	$357,452

The Company's Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of the claims management services to its customer. Broadspire also provides claims management services on a monthly basis for which revenue is recognized over time monthly based on claims received and staff required to complete our claim handling obligations. Broadspire also provides Risk Management Information Services and Account Administration Services, and generates revenues from income earned for managing the funds maintained to administer claims for its customers. For non-claim services provided in its Claims Management service line, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.

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

The Medical Management service line offers case managers who provide administration services by proactively managing medical treatment plans for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for Medical Management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Medical Management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. This method of revenue recognition is the most accurate depiction of the transfer of the Medical Management service to the customer. The Company also provides medical bill review services. Medical bill review services provide an analysis of medical charges for clients’ claims to identify opportunities for savings. Medical bill review services revenues are recognized over time as control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer.

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the years ended December 31, 2023 and 2022:

	(In thousands)
Year Ended December 31,	2023	2022
Claims Management	$182,840	$160,039
Medical Management	172,810	153,525
Total Broadspire Revenues before Reimbursements	$355,650	$313,564

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

The Networks service line generates revenues for claims management services provided to insurance companies and self-insured entities related to property, casualty and catastrophic losses. Services performed in the Networks service line often result from weather related events, also provides staff augmentation for clients where the Company provides dedicated employees which is not measured by cases. Networks also generates revenue by providing on-demand inspection, verification and other task specific field services for businesses and consumers. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims, applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer.

The Subrogation service line provides subrogation recovery and consultative services for the property and casualty insurance industry. Revenue is recognized at a point in time when the subrogation is successful and cash consideration is received.

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the years ended December 31, 2023 and 2022:

	(In thousands)
Year Ended December 31,	2023	2022
Contractor Connection	$74,627	$66,236
Networks	123,859	156,159
Subrogation	26,973	21,316
Total Platform Solutions Revenues before Reimbursements	$225,459	$243,711

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

Performance-based fees

The Company, from time-to-time, entered into contracts with certain clients within its International Operations that provided for additional fee revenues or revenue reductions based on its efficiency in managing claim portfolios and on the basis of claim outcomes and the resulting average claim costs for the respective portfolios. These amounts were in addition to, or a reduction of, the fee revenues discussed above. These performance-based revenues, which represent variable consideration, were based on performance metrics set forth in the underlying contracts. These were generally under multi-year contracts but with discrete individual contract year measurement periods that remain subject to adjustment until claim closure. Each period, the Company based its estimates of performance-based revenues on an individual contract year basis, which were subject to adjustment in future years based on changes in average claim costs. Accordingly, the amounts represented the Company's best estimate of amounts earned using historical averages and other factors. Because the expectation of the ultimate contingent revenue amounts to be earned could vary from period to period, these estimates could change significantly from quarter to quarter, and such adjustments could occur in future periods until the individual contract year measurement period was closed. Variable consideration was recognized when the Company concluded, based on all the facts and information available at the reporting date, that it was probable that a significant revenue reversal would not occur in future periods. During 2023, the Company completed its obligations for performance-based revenues under these existing contracts.

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. As of December 31, 2023, deferred revenues related to lifetime claim handling arrangements approximated $39,800,000. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and makes adjustments to deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2023 and the significant activity affecting deferred revenues during the year ended December 31, 2023:

(In Thousands)
Deferred Revenue
Balance at January 1, 2023	$54,019
Annual additions	100,371
Revenue recognized from prior periods	(32,789)
Revenue recognized from current year additions	(61,190)
Balance as of December 31, 2023	$60,411

Remaining Performance Obligations

As of December 31, 2023, the Company had $99,300,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claim processing has not yet occurred. The Company expects to recognize approximately 68% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

The acquisition was funded primarily through additional borrowings under the Company's credit facility. The purchase price included an initial cash payment of $4,026,000 and a maximum of $3,200,000 payable over four years based on achievement of certain revenue and EBITDA performance goals as set forth in the purchase agreement. The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired, and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,409,000. At December 31, 2023, there were no material changes in the range of expected outcomes or the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Final acquisition accounting for this acquisition was completed as of March 31, 2022. Adjustments recorded during the 2022 first quarter included a reduction in goodwill and deferred tax liability of $827,000.

edjuster Inc. Acquisition

On August 23, 2021, the Company acquired 100% of edjuster Inc. in Canada and its U.S. subsidiary (collectively "edjuster"). edjuster is a technology-enabled, end-to-end contents services provider and platform. This acquisition enables the Company to expand its capability in the North American claims contents services market. The purchase price included an initial cash payment of $20,875,000, a working capital adjustment of $433,000, and an earn-out potential up to $13,334,000 based on the achievement of certain performance goals over two one-year periods through December 2024. The acquisition was funded primarily through additional borrowings under the Company’s credit facility.

Goodwill is attributable to the assembled workforce acquired, and expected revenue and cost synergies as a result of the combination of the companies. The Company does not expect that goodwill attributable to the acquisition will be deductible for tax purposes.

The preliminary acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $2,437,000. At December 31, 2023, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangibles and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, royalty rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Final acquisition accounting for this acquisition was completed as of September 30, 2022.

Praxis Consulting Acquisition

On October 1, 2021, the Company acquired the assets of Praxis Consulting ("Praxis"), an established subrogation claims service provider in the U.S. The acquisition allows the Company to expand its footprint in the U.S. subrogation claims market.

The acquisition was funded primarily through additional borrowings under the Company’s credit facility. The purchase price included a cash payment of $21,544,000, a working capital adjustment payment of $735,000, a deferred cash payment of $20,000,000 which was paid in February 2022, and an earn-out potential up to $10,000,000 based on the achievement of certain revenue performance goals over two one-year periods, beginning February 2022. The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. The fair value of the contingent consideration payable increased to $10,000,000 at December 31, 2023 from $4,068,000 at the acquisition date based on Praxis exceeding its performance goals. Accordingly, the Company recognized $3,875,000 and $2,057,000 from changes in the fair value of contingent consideration related to this acquisition in "Selling, general, and administrative expenses" on the Consolidated Statement of Operations during the years ended December 31, 2022 and December 31, 2023, respectively. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

The acquisition accounting was based on the fair value of the acquisition consideration transferred to the sellers, assets acquired and liabilities assumed as of the acquisition date. At the acquisition date, the fair value of the contingent consideration payable was estimated to be $568,000. At December 31, 2023, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. Significant assumptions and estimates used in the valuation of intangible assets and contingent consideration included, but were not limited to future expected cash flows, including projected revenues and expenses, estimated customer attrition rates, and the applicable discount rates. These assumptions and estimates were level 3 inputs and based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

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

This acquisition expanded the Company's network in the Netherlands and strengthened its bodily injury loss adjusting service offering by adding a highly qualified team of adjusters experienced in managing complex loss events resulting in injury or death, as well as handling medical liability claims. The acquisition supports the Company's strategic aim of strengthening its expertise in all key territories in which it operates.

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

Final acquisition accounting for this acquisition was completed as of June 30, 2023.

The financial results of certain of the Company’s international subsidiaries, including HBA, BosBoon, and Van Dijk, are included in the Company’s consolidated financial statements on a two-month delayed basis.

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

	Fair Value	Weighted-Average Amortization Period (Years)
	(In thousands)
Amortizable intangible assets
Customer relationships	$31,519	14
Developed technology	4,173	9
Non-compete agreements	1,075	5
Tradenames	3,226	10
Total amortizable intangible assets	$39,993

4. Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022:

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Balance at December 31, 2021:
Goodwill	$88,966	$84,802	$113,374	$65,556	$352,698
Accumulated impairment losses	(68,261)	(58,987)	(100,437)	(8,487)	(236,172)
Net goodwill	$20,705	$25,815	$12,937	$57,069	$116,526
2022 Activity:
Goodwill of acquired businesses	$-	$1,423	$-	$-	$1,423
Adjustments to prior acquisitions	-	(828)	-	-	(828)
Impairment of goodwill	(3,365)	(22,792)	-	(10,651)	(36,808)
Foreign currency effects	(73)	(3,618)	-	-	(3,691)
Balance at December 31, 2022:
Goodwill	$88,893	$81,779	$113,374	$65,556	$349,602
Accumulated impairment losses	(71,626)	(81,779)	(100,437)	(19,138)	(272,980)
Net goodwill	$17,267	$-	$12,937	$46,418	$76,622
2023 Activity:
Foreign currency effects	102	-	-	-	102
Balance at December 31, 2023:
Goodwill	$88,995	$81,779	$113,374	$65,556	$349,704
Accumulated impairment losses	(71,626)	(81,779)	(100,437)	(19,138)	(272,980)
Net goodwill	$17,369	$-	$12,937	$46,418	$76,724

During 2023, the Company performed its goodwill impairment testing. The estimated fair value of each reporting unit tested exceeded its carrying value. The key assumptions used in estimating the fair value of its reporting units as of October 1, 2023 utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of its reporting units as of October 1, 2023 range between 12.0% and 13.5%, reflecting the assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA margins, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

During the third quarter of 2022, the Company identified goodwill impairment indicators in its International Operations reporting unit and Crawford Legal Services reporting unit, which are reflected in its International Operations reportable segment, as a result of a reduction in forecasted revenue and earnings, higher interest rates, and a lower Crawford & Company stock price. The Company also identified goodwill impairment indicators in its North America Loss Adjusting and Platform Solutions reportable segments related to the edjuster Inc. and Praxis Consulting reporting units, respectively, as these reporting units had minimal historical excesses of fair values over their carrying values due to being recent acquisitions, given higher interest rates and a lower Crawford & Company stock price. As a result of these indicators, the Company performed an interim quantitative goodwill impairment test as of August 31, 2022 and recognized a non-cash pretax goodwill impairment of $36,808,000. The goodwill impairment charge reduced the carrying value of goodwill in the Company's edjuster Inc. and Praxis Consulting reporting units by $3,366,000 and $10,650,000, respectively. Goodwill related to the Company's International Operations and Crawford Legal Services reporting units were fully impaired with charges of $19,640,000 and $3,152,000, respectively. The remaining goodwill in the Company's edjuster Inc. and Praxis Consulting reporting units as of December 31, 2023 was $9,125,000 and $15,543,000, respectively.

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

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2023 and 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period
	(In thousands, except years)
December 31, 2023:
Customer relationships	$159,707	$(119,416)	$40,291	7.8 years
Technology-based	22,023	(14,818)	7,205	4.4 years
Trade name	6,030	(3,121)	2,909	4.9 years
Other	6,819	(6,048)	771	2.9 years
Total	$194,579	$(143,403)	$51,176	6.7 years
December 31, 2022:
Customer relationships	$157,463	$(113,085)	$44,378	8.6 years
Technology-based	21,905	(13,169)	8,736	5.4 years
Trade name	5,840	(2,437)	3,403	5.8 years
Other	6,759	(5,772)	987	3.9 years
Total	$191,967	$(134,463)	$57,504	7.6 years

Amortization of finite-lived intangible assets was $7,790,000, $7,836,000, and $11,029,000 for the years ended December 31, 2023, 2022, and 2021, respectively. These amortization expenses were excluded from segment operating earnings (see Note 13, "Segment and Geographic Information"). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 20 years.

At December 31, 2023, annual estimated aggregate amortization expense for intangible assets subject to amortization for the next five years is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2024	$7,299
2025	7,203
2026	7,024
2027	5,492
2028	5,492

The following is a summary of indefinite-lived intangible assets at December 31, 2023 and 2022:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2023:
Trade names	$32,682	$(2,072)	$30,610
December 31, 2022:
Trade names	$32,608	$(2,072)	$30,536

5. Short-Term and Long-Term Debt, Including Finance Leases

Long-term debt consisted of the following at December 31, 2023 and 2022:

December 31,	2023	2022
	(In thousands)
Credit Facility	$209,000	$238,604
Finance lease and other obligations	148	254
Total long-term debt and finance leases	209,148	238,858
Less: portion of Credit Facility classified as short-term	(14,727)	(26,966)
Less: current installments of finance leases and other obligations	(86)	(82)
Total long-term debt and finance leases, less current installments	$194,335	$211,810

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

Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or Term SOFR or an alternative reference rate, in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies will be at an alternative reference rate. On May 19, 2023, the Company amended the Credit Agreement. Pursuant to the amendment, London Interbank Offered Rate ("LIBOR") has been replaced with Term Secured Overnight Financing Rate ("Term SOFR") as the U.S. dollar reference rate. The Credit Facility, as amended, defines Term SOFR based on the published forward-looking SOFR rate administered by the CME Group or any acceptable successor. The Credit Facility defines alternative reference rates for non-U.S. Dollar currencies as Alternative Currency Term Rates or Alternative Currency Daily Rates. The interest margin for Term SOFR or alternative reference rate loans ranges from 1.00% to 1.625% and for Base Rate loans ranges from 0.00% to 0.625%. Base Rate is defined as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (c) the Term SOFR rate plus 1.00%, subject to interest rate floors, with a minimum rate of zero. The weighted average interest rates under the Credit Facility were 6.6%, 3.3%, and 2.2% for the years ending December 31, 2023, 2022, and 2021, respectively.

At December 31, 2023, a total of $209,000,000 was outstanding and there was an undrawn amount of $8,852,000 under the letters of credit sub-commitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit sub-commitment, the available borrowing capacity under the Credit Facility totaled $232,148,000 at December 31, 2023.

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

At December 31, 2023, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $14,727,000 and $26,966,000 at December 31, 2023 and 2022, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2023 in 2024.

The Company's finance leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $19,809,000, $10,966,000, and $6,983,000 for the years ended December 31, 2023, 2022, and 2021, respectively. Interest paid on the Company's short-term and long-term borrowings was $18,914,000, $9,500,000, and $5,631,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

Principal repayments of long-term debt, including current portions, finance leases and other obligations, as of December 31, 2023 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

	Long-term Debt	Finance Lease and Other Obligations	Total
Year Ending December 31,	(In thousands)
2024	$14,727	$86	$14,813
2025	—	62	62
2026	194,273	—	194,273
2027	—	—	—
2028	—	—	—
Total	$209,000	$148	$209,148

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

The Company's finance leases are not material as of the year ended December 31, 2023 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	December 31, 2023	December 31, 2022
Assets:
Operating lease	Operating lease right-of-use assets, net	$88,615	$93,334
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	24,351	22,910
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	78,029	84,628
Total operating lease liabilities		$102,380	$107,538

Weighted-Average Remaining Lease Term		4.98 years	5.64 years
Weighted-Average Discount Rate		5.7%	5.4%

The components of operating lease costs within the Company's Consolidated Statements of Operations consisted of the following:

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Operating lease cost	$30,782	$31,860
Variable lease cost	8,457	8,438
Sublease income	178	167

Supplemental cash flow information related to operating leases were as follows:

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$32,040	$31,820

Right-of-use assets obtained in exchange for lease obligations	$19,609	$27,389

Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	December 31, 2023
2024	$29,457
2025	25,619
2026	19,707
2027	13,997
2028	11,215
Thereafter	17,886
Total undiscounted lease payments	117,881
Less imputed interest	(15,501)
Present value of future lease payments	$102,380

The Company has entered into operating lease agreements that have not yet commenced as of December 31, 2023 with legally binding minimum lease payments of $1,324,000. The leases are expected to commence during the three months ended March 31, 2023, and have lease terms of 4 years.

7. Income Taxes

Income before income taxes consisted of the following:

Year Ended December 31,	2023	2022	2021
	(In thousands)
U.S.	$35,620	$39,297	$39,569
Foreign	11,737	(34,251)	4,295
Income before income taxes	$47,357	$5,046	$43,864

The provision for income taxes consisted of the following:

Year Ended December 31,	2023	2022	2021
	(In thousands)
Current:
U.S. federal and state	$17,509	$12,336	$11,070
Foreign	11,867	3,845	5,238
Deferred:
U.S. federal and state	(9,452)	(1,523)	(126)
Foreign	(2,827)	8,920	(2,866)
Provision for income taxes	$17,097	$23,578	$13,316

Net cash payments for income taxes were $16,050,000, $20,866,000, and $24,936,000 in 2023, 2022, and 2021, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 21% in 2023, 2022, and 2021, as follows:

Year Ended December 31,	2023	2022	2021
	(In thousands)
Federal income taxes at statutory rate	$9,945	$1,060	$9,211
State income taxes, net of federal benefit	2,082	3,087	2,310
Goodwill impairment	—	4,221	—
Foreign taxes	5,872	3,232	2,896
Change in valuation allowance	2,131	11,611	(1,185)
Research and development credits	(607)	(400)	(436)
Foreign tax credits	(1,668)	(492)	(1,083)
Nondeductible meals and entertainment	643	439	254
Change in permanent reinvestment assertion	280	320	627
Disposals and liquidations of businesses	(305)	188	—
Global intangible low-tax income, net of credits	—	—	531
Foreign-derived intangible income deduction	(223)	(189)	(94)
Tax rate changes	(104)	(36)	(431)
Other	(949)	537	716
Provision for income taxes	$17,097	$23,578	$13,316

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

The Company’s effective income tax rate in 2023 was impacted by changes in domestic tax guidance and changes in valuation allowances for certain jurisdictions. The Company’s effective income tax rate in 2022 was impacted by the goodwill impairment and change in valuation allowances for certain foreign jurisdictions, primarily the U.K. The Company’s effective income tax rate in 2021 was impacted by enacted foreign tax rate changes, change in valuation allowances for certain jurisdictions, and deferred taxes attributable to certain undistributed foreign earnings that are no longer permanently reinvested.

The Company maintained its permanent reinvestment position on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. Beyond these earnings the Company has not changed the reinvestment assertion on its undistributed earnings or other outside basis differences of its remaining foreign subsidiaries. Excluding the operations that are not permanently reinvested, no additional income or withholding taxes have been provided for indefinitely reinvested undistributed foreign earnings, other than those previously taxed nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company has estimated that it has book over tax basis differences of approximately $84,133,000. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Deferred income taxes consisted of the following at December 31, 2023 and 2022:

	2023	2022
	(In thousands)
Accounts receivable allowance	$2,957	$2,672
Accrued compensation	14,412	11,256
Accrued pension liabilities	3,685	1,878
Self-insured risks	4,513	4,252
Deferred revenues	5,602	5,114
Interest	2,987	2,684
Tax credit carryforwards	2,152	1,285
Loss carryforwards	32,304	29,362
Lease liability	26,361	27,445
Other	337	1,755
Gross deferred income tax assets	95,310	87,703
Unbilled revenues	5,596	8,944
Repatriated earnings	1,249	1,120
Depreciation and amortization	15,129	19,042
Lease right-of-use asset	22,612	23,687
Gross deferred income tax liabilities	44,586	52,793
Net deferred income tax assets before valuation allowances	50,724	34,910
Valuation allowance	(29,644)	(23,295)
Net deferred income tax assets	$21,080	$11,615
Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term deferred income tax assets included in "Deferred income tax assets"	26,247	19,573
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(5,167)	(7,958)
Net deferred income tax assets	$21,080	$11,615

At December 31, 2023, the Company had deferred tax assets related to loss carryforwards of $32,435,000, before netting of unrecognized tax benefits of $131,000. An estimated $27,386,000 of the deferred tax assets will not expire, and $5,049,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2023, 2022, and 2021.

	2023	2022	2021
	(In thousands)
Balance, beginning of year	$23,295	$14,114	$16,579
Other changes	6,349	9,181	(2,465)
Balance, end of year	$29,644	$23,295	$14,114

Changes to the valuation allowance for the year ended December 31, 2023 were primarily due to establishments for various foreign jurisdictions deferred tax attributes and losses in certain of the Company’s international operations. Changes to the valuation allowance for the year ended December 31, 2022 were primarily due to establishments for U.K. deferred tax attributes and losses in certain of the Company's international operations, net of anticipated expiration of certain foreign tax credits after consideration of the four sources of taxable income. Changes to the valuation allowance for the year ended December 31, 2021 were primarily due to anticipated expiration of certain foreign tax credits after consideration of the four sources of taxable income and losses in certain of the Company's international operations, net of releases for certain state NOLs.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2020	$3,778
Reductions for tax positions related to prior years	(11)
Reductions for settlements	(21)
Currency translation adjustment	4
Balance at December 31, 2021	$3,750
Reductions for tax positions related to prior years	(97)
Balance at December 31, 2022	$3,653
Additions for tax positions related to prior years	432
Reductions for tax positions related to prior years	(153)
Lapses of applicable statutes of limitation	(344)
Balance at December 31, 2023	$3,588

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2023, 2022, and 2021, was $13,000, $160,000, and $119,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2023, 2022, and 2021 were $685,000, $685,000, and $669,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business in a number of countries and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing jurisdictions throughout the world, including Canada, the U.K., and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2013.

Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

The Company expects $442,000 of reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

8. Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company's defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company's defined benefit pension plans.

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $28,217,000, $27,599,000, and $25,595,000 in 2023, 2022, and 2021, respectively.

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

The Bipartisan Budget Act of 2015 ("BBA2015") included pension funding reform which greatly reduced the contributions required to the U.S. Qualified Plan. Required contributions may be triggered in future years as the impact of the BBA2015 pension funding reform is phased out. The Company made a voluntary contribution of $9,000,000 to the U.S. Qualified Plan in 2021, but no contributions were made in 2022 or 2023. Currently, the Company does not plan to make any discretionary contributions to the U.S. Qualified Plan in 2024.

Certain other employees participating in Other International Plans have retirement benefits that are accounted for as defined benefit pension plans under GAAP.

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

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2023 and 2022:

December 31,	2023	2022
	(In thousands)
Projected benefit obligations	$311,336	$331,099
Fair value of plans' assets	285,243	302,854

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, and certain Other International Plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2023 and 2022:

December 31,	2023	2022
	(In thousands)
Projected benefit obligations	$146,960	$154,474
Fair value of plans' assets	157,914	174,874

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

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2023	2022
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$485,573	$730,315
Service cost	1,423	1,219
Interest cost	23,915	12,903
Employee contributions	23	22
Actuarial gain	(11,023)	(160,945)
Plan settlements	—	(1,780)
Benefits paid	(51,232)	(44,566)
Foreign currency effects	9,617	(51,595)
End of measurement period	458,296	485,573
Fair Value of Plans' Assets:
Beginning of measurement period	477,728	739,789
Actual return on plans' assets	2,712	(161,284)
Employer contributions	3,265	1,506
Employee contributions	23	22
Plan settlements	—	(1,659)
Benefits paid	(51,232)	(44,566)
Foreign currency effects	10,661	(56,080)
End of measurement period	443,157	477,728
Unfunded Status	$(15,139)	$(7,845)

Due to the frozen status of the U.S. Qualified Plan and the closed status of the U.K. Plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The funded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2023	2022
	(In thousands)
U.S. Qualified Plan	$22,317	$24,311
Other international plans	1,688	1,602
Subtotal, included in "Accrued pension liabilities"	24,006	25,913
U.K. prepaid pension asset included in "Other noncurrent assets"	(10,876)	(20,401)
Other international plans	(78)	—
Subtotal, included in "Other noncurrent assets"	(10,954)	(20,401)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	230	233
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	1,858	2,100
Total underfunded status	$15,139	$7,845
Accumulated other comprehensive loss, before income taxes	$(261,102)	$(256,695)

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

The following tables set forth the changes in accumulated other comprehensive loss during 2023 and 2022 for the Company's defined benefit retirement plans on a combined basis:

Defined Benefit Pension Plans
(In thousands)
Net unrecognized actuarial loss, December 31, 2021	$(251,629)
Amortization of net loss	10,320
Net loss arising during the year	(24,939)
Currency translation	9,553
Net unrecognized actuarial loss, December 31, 2022	(256,695)
Amortization of net loss	12,019
Net loss arising during the year	(13,432)
Currency translation	(2,993)
Net unrecognized actuarial loss, December 31, 2023	$(261,102)

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2024 for the U.S. and U.K. defined benefit pension plans are $12,627,000 ($10,065,000 net of tax).

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

Net periodic benefit (credit) cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 included the following components:

Year Ended December 31,	2023	2022	2021
	(In thousands)
Service cost	$1,423	$1,219	$1,208
Interest cost	23,915	12,903	11,321
Expected return on assets	(27,168)	(24,600)	(25,248)
Amortization of actuarial loss	12,020	10,198	10,455
Net periodic benefit cost (credit)	$10,190	$(280)	$(2,264)

Benefit cost for the U.S. Qualified Plan does not include service cost since the plan is frozen. For the years ended December 31, 2023, 2022 and 2021, the non-service components of net periodic pension cost/(credits) of $8,767,000, $(1,499,000) and $(3,472,000), respectively, are included in "Other (Income) Loss" on the Consolidated Statement of Operations. These amounts represent the non-service pension costs of the U.S., U.K., and Other International Plans.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2024	$35,700
2025	35,752
2026	35,430
2027	35,126
2028	35,062
2029-2033	163,913

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. The Company updates the mortality assumptions for the U.S. plans to incorporate the current mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in a $1,393,852 decrease in the projected benefit obligation for the U.S. plans for the year ended December 31, 2022. No changes were made to the mortality tables for the year ended December 31, 2023. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Qualified Plan:	2023	2022
Discount rate used to compute benefit obligations	4.94%	5.13%
Discount rate used to compute periodic benefit cost	5.13%	2.77%
Expected long-term rates of return on plans' assets	6.20%	4.80%

U.K. Defined Benefit Plans:	2023	2022
Discount rate used to compute benefit obligations	5.78%	4.93%
Discount rate used to compute periodic benefit cost	4.93%	1.82%
Expected long-term rates of return on plans' assets	5.40%	2.40%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations.

The Company estimates the service and interest components of net periodic benefit cost for its U.S. and international pension and other postretirement benefits. This estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine 2024 interest costs are estimated to be 4.87% for the U.S. Qualified plan and 5.80% for the U.K. plans.

The expected long-term rates of return on plan assets were based on the plans' asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2024 net periodic pension cost are estimated to be 5.90% and 6.20% for the U.S. Qualified Plan and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Qualified Plan		U.K. Plans
December 31,	2023	2022	2023	2022
Equity securities	14.6%	13.2%	—	—
Fixed income securities	75.8%	73.5%	74.1%	71.9%
Alternative strategies	4.6%	7.6%	24.4%	26.7%
Cash, cash equivalents and short-term investment funds	5.0%	5.7%	1.5%	1.4%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

Investment objectives for the Company's U.S. and U.K. pension plan assets are to ensure availability of funds for payment of plan benefits as they become due; provide for a reasonable amount of long-term growth of capital, without undue exposure to volatility; protect the assets from erosion of purchasing power; and provide investment results that meet or exceed the actuarially assumed long-term rate of return of each plan.

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

9. Common Stock and Earnings per Share

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRD-A and CRD-B. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. As described in Note 11, "Stock-Based Compensation," certain shares of CRD-A are issued with restrictions under incentive compensation plans.

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

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization which had a remaining authorization to purchase 413,317 shares at December 31, 2021. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2024. Under the repurchase program, repurchases may be made in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate.

During 2023 the Company repurchased 293,952 shares of CRD-B at an average cost of $9.30 per share under the 2021 Repurchase Authorization. There were no repurchases of CRD-A shares in 2023. At December 31, 2023, the Company had remaining authorization to repurchase 1,499,419 shares under the 2021 Repurchase Authorization.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2023, 2022 and 2021, the Board of Directors declared an equal dividend on CRD-A and CRD-B.

The computations of basic net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2023		2022		2021
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings (loss) per share - basic:
Numerator:
Allocation of undistributed earnings (loss)	$10,649	$7,259	$(17,850)	$(12,297)	$10,464	$7,565
Dividends paid	7,554	5,147	7,012	4,830	7,376	5,287
Net income (loss) available to common shareholders, basic	18,203	12,406	(10,838)	(7,467)	17,840	12,852
Denominator:
Weighted-average common shares outstanding, basic	29,039	19,796	29,196	20,113	30,760	22,237
Earnings (loss) per share - basic	$0.63	$0.63	$(0.37)	$(0.37)	$0.58	$0.58

The computations of diluted net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2023		2022		2021
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings (loss) per share - diluted:
Numerator:
Allocation of undistributed earnings (loss)	$10,760	$7,148	$(17,850)	$(12,297)	$10,602	$7,427
Dividends paid	7,554	5,147	7,012	4,830	7,376	5,287
Net income (loss) available to common shareholders, diluted	18,314	12,295	(10,838)	(7,467)	17,978	12,714
Denominator:
Weighted-average common shares outstanding, basic	29,039	19,796	29,196	20,113	30,760	22,237
Weighted-average effect of dilutive securities(1)	760	—	—	—	983	—
Weighted-average number of shares outstanding, diluted	29,799	19,796	29,196	20,113	31,743	22,237
Earnings (loss) per share - diluted	$0.61	$0.62	$(0.37)	$(0.37)	$0.57	$0.57

Listed below are the shares excluded from the denominator in the above computation of diluted earnings (loss) per share for CRD-A because their inclusion would have been anti-dilutive:

Year Ended December 31,	2023	2022	2021
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	711	1,542	838
Performance stock grants excluded because performance conditions had not been met(1)	993	789	335
(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements are actually achieved.

10. Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include net unrealized gain from intra-entity loans that are long-term in nature of $1,004,000, $955,000, and $383,000 for the years ended December 31, 2023, 2022, and 2021, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2021	$(21,760)	$(158,681)	$(180,441)
Other comprehensive loss before reclassifications	(30,821)	—	(30,821)
Unrealized net losses arising during the year	—	(11,704)	(11,704)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	7,645	7,645
Net current period other comprehensive loss	(30,821)	(4,059)	(34,880)
Balance at December 31, 2022	(52,581)	(162,740)	(215,321)
Other comprehensive income before reclassifications	3,095	—	3,095
Unrealized net losses arising during the year	—	(15,740)	(15,740)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	9,351	9,351
Net current period other comprehensive income (loss)	3,095	(6,389)	(3,294)
Balance at December 31, 2023	$(49,486)	$(169,129)	$(218,615)
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

The pretax compensation expense recognized for all stock-based compensation plans was $5,603,000, $4,923,000, and $7,585,000 for the years ended December 31, 2023, 2022, and 2021, respectively. During 2022 there was a decrease in stock-based compensation expense due to adjustments made to reflect changes in the number of shares expected to vest for 2021 and 2022 performance-based grants. In December 2022, the performance-based grants granted in 2021 and 2022 were adjusted to 0% and 30% vesting, respectively.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $1,330,000, $1,148,000, and $1,767,000 for the years ended December 31, 2023, 2022, and 2021, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRD-A. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accelerated basis over the requisite service period for the entire award. For the years ended December 31, 2023, 2022 and 2021, compensation expense of $12,000, $129,000, and $375,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2023, 2022 and 2021, and changes during each year, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2020	1,896	$9.01	7.4 years	$114
Granted	—	—
Exercised	—	—
Forfeited or expired	(278)	8.90
Outstanding at December 31, 2021	1,618	8.99	6.5 years	143
Granted	—	—
Exercised	—	—
Forfeited or expired	(76)	9.16
Outstanding at December 31, 2022	1,542	8.98	5.5 years	7
Granted	—	—
Exercised	(485)	8.84
Forfeited or expired	(15)	9.01
Outstanding at December 31, 2023	1,042	$9.05	4.7 years	$4,305
Vested and Exercisable at December 31, 2023	1,042	$9.05	4.7 years	$4,305

There were no stock options granted in 2023, 2022 and 2021. During 2023, 485,000 options were exercised. There were no options exercised in 2022 or 2021. Options that vested in 2022 had no intrinsic value. Options vested in 2023 and 2021 had intrinsic values of $425,000 and $31,000, respectively. The fair value of options that vested in 2023, 2022 and 2021 was $228,000, $592,000, and $860,000, respectively.

At December 31, 2023, there was no remaining unrecognized compensation cost related to unvested employee stock options. The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula.

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

A summary of the status of the Company's nonvested performance shares as of December 31, 2023, 2022 and 2021, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2020	899,271	$8.19
Granted	935,825	8.38
Vested	(507,191)	8.85
Forfeited or unearned	(151,514)	6.52
Nonvested at December 31, 2021	1,176,391	8.25
Granted	939,980	7.11
Vested	(363,514)	7.84
Forfeited or unearned	(514,767)	8.20
Nonvested at December 31, 2022	1,238,090	7.52
Granted	1,236,598	5.62
Vested	(456,487)	6.90
Forfeited or unearned	(573,205)	7.97
Nonvested at December 31, 2023	1,444,996	$6.12

The total fair value of the performance shares that vested in 2023, 2022, and 2021 was $3,148,000, $2,849,000, and $4,487,000, respectively.

Compensation expense recognized for all performance shares totaled $4,212,000, $3,478,000, and $5,712,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. Certain performance awards are based on service time, with no cumulative earnings per share targets. These awards vest ratably, by tranche, from their grant date to their vesting date. As of December 31, 2023, there was an estimated $3,956,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2025.

Restricted Shares

The Company's Board of Directors may elect to issue restricted shares of CRD-A in lieu of, or in addition to, cash payments to certain key employees or directors. Employees or directors receiving these shares are subject to restrictions on their ability to transfer the shares. Such restrictions generally lapse ratably over vesting periods ranging from several months to five years. The grant-date fair value of a restricted share of CRD-A is based on the market value of the stock on the date of grant. Compensation cost is recognized on an accelerated basis over the requisite service period.

A summary of the status of the Company's restricted shares of CRD-A as of December 31, 2023, 2022 and 2021 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2020	79,560	$8.08
Granted	94,654	9.03
Vested	(138,635)	8.91
Forfeited or unearned	(10,579)	8.99
Nonvested at December 31, 2021	25,000	7.23
Granted	98,921	7.56
Vested	(123,921)	7.49
Forfeited or unearned	—	—
Nonvested at December 31, 2022	—	—
Granted	135,456	5.93
Vested	(135,456)	5.93
Forfeited or unearned	—	—
Nonvested at December 31, 2023	—	$—

Compensation expense recognized for all restricted shares for the years ended December 31, 2023, 2022, and 2021 was $804,000, $825,000, and $906,000, respectively. As of December 31, 2023, there was no unearned compensation cost related to nonvested restricted shares.

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

During the years ended December 31, 2023, 2022 and 2021, a total of 149,170, 120,727, and 155,293 shares, respectively, of CRD-A were issued under the U.S. employee stock purchase plan to the Company's employees at average purchase prices of $6.44, $6.63, and $6.77 in 2023, 2022, and 2021, respectively. At December 31, 2023, an estimated 130,000 shares will be issued and purchased under the U.S. Plan in 2024. During the years ended December 31, 2023, 2022, and 2021, compensation expense of $368,000, $314,000, and $349,000, respectively, was recognized for the U.S. employee stock purchase plan.

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

At December 31, 2023, an estimated 214,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRD-A, and future employee participation rates. The purchase price per share of CRD-A under the U.K. Plan ranges from $5.17 to $6.64. For the years ended December 31, 2023, 2022, and 2021, compensation expense of $209,000, $155,000, and $241,000, respectively, was recognized for the U.K. Plan. For the years ended December 31, 2023 and 2021 a total of 71,642 and 76,457 shares, respectively, of CRD-A were issued under the U.K. Plan. There were no shares issued in 2022.

Under the International Plan, up to 1,000,000 shares of CRD-A may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRD-A at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2023, 2022, and 2021, 5,026, 3,355, and 4,080 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.
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

Recurring Fair Value Measurements

The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, categorized using the fair value hierarchy:

December 31,	2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$10,702	$—	$—	$10,702

Liabilities:
Contingent earnout liability (2)	—	—	7,511	7,511

December 31,	2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$10,170	$—	$—	$10,170

Liabilities:
Contingent earnout liability (2)	—	—	15,977	15,977

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2) The contingent earnout liability relates to businesses acquired since 2020. See Note 3, "Business Acquisitions and Dispositions" for more information. The Level 3 fair value of the contingent earnout liability was estimated using revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data as well as volatility assumptions as applicable. The Company recognized a pretax contingent earnout expense totaling $4,025,000 in 2023 and $2,921,000 in 2022 related to the fair value adjustment of earnout liabilities arising from recent acquisitions. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

The following table summarizes the change in the fair value of the Company's contingent earnout liability balance:

December 31,	2023	2022
	(In thousands)
Acquisition-related contingent consideration, beginning of the year	$16,815	$14,600
Fair value of contingent consideration upon acquisition	—	1,807
Change in fair value of contingent consideration, including foreign exchange impacts	4,313	2,397
Settlement of contingent consideration	(8,062)	(1,989)
Acquisition-related contingent consideration, end of the year	$13,067	$16,815

As of December 31, 2023, the earnout liability of $5,556,000 for the 2023 earnout period is based on the actual achievement of performance targets and will be paid in 2024, thus is no longer subject to fair value measurement and was accordingly transferred out of Level 3. Changes in fair value of contingent consideration are included in "Selling, general, and administrative expenses" on the Consolidated Statements of Operations.

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

Nonrecurring Fair Value Disclosures

During 2022, the Company impaired and expensed goodwill of $36,808,000. See Note 1, "Significant Accounting and Reporting Policies" and Note 4, "Goodwill and Intangible Assets," where discussed in more detail. There were no goodwill impairments in 2023 or 2021.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S. Qualified Plan at December 31, 2023 and 2022:

December 31,	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$3,482	$—	$—	$3,482	$4,847	$—	$—	$4,847
Short-term investment funds	—	10,119	—	10,119	—	11,212	—	11,212
Common Collective Equity funds:
U.S.	—	24,103	—	24,103	—	24,235	—	24,235
International	—	15,394	—	15,394	—	12,844	—	12,844
Common Collective Fixed Income Funds and Fixed Income Securities:
U.S.	51,784	134,864	—	186,648	58,570	127,071	—	185,641
International	—	19,177	—	19,177	—	20,913	—	20,913
Alternative strategy funds	—	1,190	11,299	12,489	—	3,274	18,194	21,467
Total Plan Assets	$55,266	$204,847	$11,299	271,412	$63,417	$199,549	$18,194	281,159
Other plan liabilities, net (a)				(8,412)				(1,409)
Net Plan Assets				$263,000				$279,750

(a) net amounts payable for unsettled security transactions.

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2023 and 2022:

December 31,	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$2,272	$—	$—	$2,272	$2,411	$—	$—	$2,411
Common Collective Fixed Income Funds and Fixed Income Securities:
Short-term Investment funds:	—	42,859	—	42,859	—	34,485	—	34,485
Government securities	—	72,913	—	72,913	—	91,256	—	91,256
Alternative strategy funds	6,425	26,746	1,827	34,998	2,445	34,801	—	37,246
Real estate funds	—	—	3,100	3,100	—	—	9,475	9,475
Total	$8,697	$142,518	$4,927	$156,142	$4,856	$160,542	$9,475	$174,873

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

Changes in fair value related to assets still held at the reporting date are included in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet. The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.S. and U.K. pension plans during the years ended December 31, 2023 and 2022:

	U.S	U.K.
	(in thousands)
Balance at December 31, 2021	$19,268	$11,255
Actual return on plan assets:
Related to assets still held at the reporting date	(1,074)	(1,780)
Purchases, sales and settlements, net	—	—
Balance at December 31, 2022	18,194	9,475
Actual return on plan assets:
Related to assets still held at the reporting date	(6,929)	(4,548)
Purchases, sales and settlements, net	34	-
Balance at December 31, 2023	$11,299	$4,927

13. Segment and Geographic Information

The Company has a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. The Company's reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of Loss Adjusting operations in the U.S. and Canada, including Global Technical Services, field operations and edjuster. The Canadian operations include all operations within that country including third party administration and Contractor Connection.
•
International Operations, which services the global property and casualty market in the U.K., Europe Australia, Asia and Latin America. The International Operations includes all operations within the respective countries, including Loss Adjusting, Global Technical Services, Legal Services, third party administration, and where applicable, Contractor Connection services.
•
Broadspire, which provides third party administration, medical management and technology solutions for workers' compensation, auto and liability, disability and accident claims to corporations, brokers and insurers in the U.S.
•
Platform Solutions, which consists of the Contractor Connection, Networks, and Subrogation service lines in the U.S. The Networks service line includes Catastrophe operations and WeGoLook.

The North America Loss Adjusting and International Operations reportable segments represent the aggregation of certain geographic operating segments within those service lines.

The Company's four reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the chief operating decision maker ("CODM"). The segments, organized based upon geography and the nature of services, are: North America Loss Adjusting, which primarily serves the property and casualty insurance company markets in the U.S. and Canada; International Operations, which services the property and casualty insurance markets in the U.K., Europe, Australia, Asia and Latin America; Broadspire, which serves the casualty, disability and self-insurance marketplace in the U.S.; and Platform Solutions which serves the property and casualty insurance company markets in the U.S. Intersegment sales are recorded at cost and are not material.

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's four reportable segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, goodwill impairment, non-service pension costs and credits, income taxes, reserves on certain income tax assets, and net income or loss attributable to noncontrolling interests.

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

Financial information as of and for the years ended December 31, 2023, 2022, and 2021 related to the Company's reportable segments is presented below.

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
2023
Revenues before reimbursements	$303,629	$382,393	$355,650	$225,459	$1,267,131
Segment operating earnings	23,185	11,181	41,873	28,541	104,780
Depreciation and amortization (1)	1,998	1,437	5,664	5,568	14,667
Assets (2)	108,471	144,785	70,283	82,944	406,483
2022
Revenues before reimbursements	$274,755	$357,452	$313,564	$243,711	$1,189,482
Segment operating earnings (loss)	19,108	(12,946)	27,021	35,746	68,929
Depreciation and amortization (1)	2,228	2,388	5,800	4,269	14,685
Assets (2)	109,480	149,744	72,159	100,658	432,041
2021
Revenues before reimbursements	$243,789	$357,909	$301,035	$199,299	$1,102,032
Segment operating earnings	15,015	4,918	24,783	32,048	76,764
Depreciation and amortization (1)	1,971	2,371	6,986	3,667	14,995
Assets (2)	103,839	182,817	70,319	110,302	467,277

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

Capital expenditures for the years ended December 31, 2023, 2022, and 2021 are shown in the following table:

Year Ended December 31,	2023	2022	2021
	(In thousands)
North America Loss Adjusting	$3,052	$2,276	$794
International Operations	1,061	1,625	1,155
Broadspire	12,494	10,680	8,654
Platform Solutions	4,815	7,362	8,073
Corporate	15,174	12,656	12,278
Total capital expenditures	$36,596	$34,599	$30,954

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2023, 2022, and 2021 was as follows:

Year Ended December 31,	2023	2022	2021
	(In thousands)
Segments' revenues before reimbursements	$1,267,131	$1,189,482	$1,102,032
Reimbursements	49,788	41,744	37,199
Total consolidated revenues	$1,316,919	$1,231,226	$1,139,231

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2023, 2022, and 2021 were as follows:

Year Ended December 31,	2023	2022	2021
	(In thousands)
Operating earnings of all reportable segments	$104,780	$68,929	$76,764
Unallocated corporate and shared costs and credits	(19,419)	(5,459)	(14,259)
Net corporate interest expense	(17,036)	(10,311)	(6,559)
Stock option expense	(552)	(548)	(1,053)
Amortization of acquisition-related intangible assets	(7,790)	(7,836)	(11,029)
Goodwill and intangible asset impairment charges	—	(36,808)	—
Contingent earnout adjustments	(4,025)	(2,921)	—
Income before income taxes	$55,958	$5,046	$43,864

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at 2023 and 2022 are presented in the following table:

December 31,	2023	2022
	(In thousands)
Assets of reportable segments	$406,483	$432,041
Corporate assets:
Cash and cash equivalents	58,363	46,007
Income taxes receivable	4,842	9,098
Prepaid expenses and other current assets	58,168	28,782
Net property and equipment	22,742	27,809
Operating lease right-of-use asset, net	88,615	93,334
Capitalized software costs, net	96,770	82,975
Deferred income tax assets	26,247	19,573
Other noncurrent assets	36,969	51,888
Total corporate assets	392,716	359,466
Total assets	$799,199	$791,507

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

	U.S.	U.K.	Canada	All Other International	Total Company
	(In thousands)
2023
Revenues before reimbursements	$788,364	$143,353	$96,374	$239,040	$1,267,131
Long-lived assets	136,087	20,847	18,213	32,981	208,128
2022
Revenues before reimbursements	734,264	121,814	97,766	235,638	1,189,482
Long-lived assets	131,680	17,103	19,457	35,876	204,116
2021
Revenues before reimbursements	658,785	134,663	84,945	223,639	1,102,032
Long-lived assets	128,211	15,939	21,803	42,939	208,892

14. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $494,329,000 at December 31, 2023.

15. Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2023, the aggregate committed amount of letters of credit outstanding under the facility was $8,852,000.

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

March 4, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford & Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, statements of comprehensive income (loss), shareholders' investment and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2024 expressed an unqualified opinion thereon.

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

Deferred Revenues for Lifetime Claim Handling
Description of the Matter

At December 31, 2023, the Company’s deferred revenues related to lifetime claim handling arrangements were $39,800,000. As discussed in Note 2 to the consolidated financial statements, revenue for lifetime claim handling is recognized over time as the related services are provided and performance obligations are satisfied. Revenue is recognized based on historical claim closure rates and claim type based on time elapsed for these claims, utilizing a portfolio approach. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues, which represent a contract liability.

Auditing the estimate of deferred revenues related to lifetime claim handling was challenging given the high volume of data to derive the estimate and complex calculations used in the model to determine the amount of revenues to be deferred.

How We Addressed the Matter in Our Audit Description of the Matter How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s review of the recognition of lifetime claim handling revenues and related deferred revenues. For example, we tested controls over management’s review of the deferred revenue model and the completeness and accuracy of the data used in the deferred revenue calculation.

To test the Company’s lifetime claim handling deferred revenues, we performed audit procedures that included, among others, testing the completeness and accuracy of the closure rates by claim type and other data used in the deferred revenue model, and recalculating the lifetime claim handling deferred revenue liability using management's model. Additionally, we evaluated the appropriateness of the model and consistency with the prior period.

Valuation of Goodwill – edjuster Reporting Unit

As discussed in Notes 1 and 4 to the consolidated financial statements, goodwill is tested for impairment at least annually on a reporting unit basis, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. When performing a quantitative goodwill test, the Company determines the fair values of its reporting units using the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. As of October 1, 2023, the Company performed a quantitative impairment test of the edjuster reporting unit goodwill of $9,125,000.

Auditing management’s estimates of the Company's edjuster reporting unit fair value using the discounted cash flow method involved especially subjective judgments due to the significant estimation uncertainty in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as forecasted revenues, EBITDA margins, and discount rates. These significant assumptions are forward-looking and could be affected by future industry, market, and economic conditions.

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over review of the fair value of the reporting unit. This included testing controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the reporting unit, we performed audit procedures that included, among others, assessing the methodologies used to estimate fair value, testing the significant assumptions used to develop the fair value estimate, and testing the underlying data used by the Company in its analyses for completeness and accuracy. For example, we evaluated management’s forecasted revenues and EBITDA margins used in the fair value estimate by comparing those assumptions to historical results and current industry, market, and economic forecasts. We also involved our valuation specialists to evaluate the valuation methodologies and the discount rate. As part of this evaluation, we compared the discount rate to market data. In addition, we performed sensitivity analyses on the significant assumptions to evaluate the potential changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair values of its reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

March 4, 2024

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

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that its disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while the Company's disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management of the Company determined the Company’s internal control over financial reporting was effective as of December 31, 2023.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Company’s operations in the United Kingdom ("Crawford UK") did not have effective information technology general controls ("ITGCs") in the areas of change management and logical access over certain information technology systems that supported its financial reporting processes. Crawford UK’s business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. The material weakness did not result in any identified misstatements in the Company’s financial statements.

During the current year, including during the quarter ended December 31, 2023, to remediate the material weakness described above, the Company implemented revised controls and processes in Crawford UK that included the following, among others: (1) improved the documentation of the user access review control activities and control activities over program change management, to more clearly communicate management’s expectation of the required responsibilities for the control activities; (2) developed personnel by enhancing training for ITGC owners regarding their roles and responsibilities within the control objectives and activities; and (3) implemented improved user access review and program change management tools to ensure compliance. The Audit Committee of the Board of Directors has reviewed and discussed these matters with management.

These changes and the remediation of the material weakness that existed as of December 31, 2022 were completed during the year ended December 31, 2023.

The Company's independent registered public accounting firm, Ernst & Young LLP, is appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Registrant's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on Internal Control Over Financial Reporting

We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crawford & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, consolidated statements of comprehensive income (loss), shareholders' investment and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 4, 2024, expressed an unqualified opinion thereon.

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

March 4, 2024

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2024 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2023, and is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•
Consolidated Balance Sheets as of December 31, 2023 and 2022
•
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
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

10.9*

Terms of Employment Agreement between W. Bruce Swain, Jr. and the Registrant, dated October 29, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.10*

Terms of Employment Agreement between Larry Thomas and the Registrant, dated October 28, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.11*

Terms of Employment Agreement between Andrew Bart and the Registrant, dated March 16, 2021 as amended on January 1, 2022 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).

10.12*	Employment Agreement between Rohit Verma and the Registrant dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Reporting on Form 8-K filed on April 27, 2020).
10.13*

Terms of Employment Agreement between Michael J. Hoberman and the Registrant, dated February 6, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021).

10.14

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

10.16

Second Amendment to the Credit Agreement, dated as of January 29, 2024, among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., as borrowers, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Australian Security Trustee, UK Security Trustee, Swing Line Lender and an L/C Issuer, and the other Swing Line Lenders from time to time party hereto.

10.17	Director Compensation Summary Term Sheet.
19.1	Insider Trading Policy
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
97.1	Executive Compensation Clawback and Recoupment Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 4, 2024	By	/s/ Rohit Verma
ROHIT VERMA, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 4, 2024	/s/ Rohit Verma
ROHIT VERMA, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 4, 2024	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date	March 4, 2024	/s/ Dalerick M. Carden
DALERICK M. CARDEN, Senior Vice President and Controller (Principal Accounting Officer)

Date	March 4, 2024	/s/ Dame Inga K. Beale
DAME INGA K. BEALE, Director

Date	March 4, 2024	/s/ Cameron M. Bready
CAMERON M. BREADY, Director

Date	March 4, 2024	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 4, 2024	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	March 4, 2024	/s/ Fred R. Donner
FRED R. DONNER, Director

Date	March 4, 2024	/s/ Lisa G. Hannusch
LISA G. HANNUSCH, Director

Date	March 4, 2024	/s/ Michelle E. Jarrard
MICHELLE E. JARRARD, Director

Date	March 4, 2024	/s/ Charles H. Ogburn
CHARLES H. OGBURN, Director

Date	March 4, 2024	/s/ Rahul Patel
RAHUL PATEL, Director

Date	March 4, 2024	/s/ D. Richard Williams
D. RICHARD WILLIAMS, Director