Form 10-Q
period 2024-03-31
CRAWFORD & CO
filed 2024-05-01
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2024

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of April 24, 2024, was as follows:

Class A Common Stock, $1.00 par value: 29,727,220

Class B Common Stock, $1.00 par value: 19,468,906

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2024

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Revenues:

Revenues before reimbursements	$301,654	$316,334
Reimbursements	11,419	11,604
Total Revenues	313,073	327,938

Costs and Expenses:

Costs of services provided, before reimbursements	214,389	227,078
Reimbursements	11,419	11,604
Total costs of services	225,808	238,682

Selling, general, and administrative expenses	77,320	66,711

Corporate interest expense, net of interest income of $901 and $276, respectively	3,596	4,399

Total Costs and Expenses	306,724	309,792

Other Loss, net	(2,523)	(2,145)

Income Before Income Taxes	3,826	16,001

Provision for Income Taxes	1,047	5,271

Net Income	2,779	10,730

Net Loss (Income) Attributable to Noncontrolling Interests	58	(49)

Net Income Attributable to Shareholders of Crawford & Company	$2,837	$10,681

Earnings Per Share - Basic:
Class A Common Stock	$0.06	$0.22
Class B Common Stock	$0.06	$0.22

Earnings Per Share - Diluted:
Class A Common Stock	$0.06	$0.22
Class B Common Stock	$0.06	$0.22

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,586	28,841
Class B Common Stock	19,542	19,848

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,279	29,141
Class B Common Stock	19,542	19,848

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
(In thousands)	2024	2023
Net Income	$2,779	$10,730

Other Comprehensive Income:
Net foreign currency translation gain, net of tax of $0 and $0, respectively	1,199	7,690

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $643 and $731, respectively	2,559	2,086

Other Comprehensive Income	3,758	9,776

Comprehensive Income	6,537	20,506

Comprehensive loss (income) attributable to noncontrolling interests	123	(7)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$6,660	$20,499

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$45,196	$58,363
Accounts receivable, less allowance for expected credit losses of $8,539 and $8,599, respectively	125,985	131,362
Unbilled revenues, at estimated billable amounts	127,597	116,611
Income taxes receivable	2,586	4,842
Prepaid expenses and other current assets	44,460	58,168
Total Current Assets	345,824	369,346
Net Property and Equipment	21,597	22,742
Other Assets:
Operating lease right-of-use assets, net	86,141	88,615
Goodwill	76,621	76,724
Intangible assets arising from business acquisitions, net	80,341	81,786
Capitalized software costs, net	99,942	96,770
Deferred income tax assets	26,162	26,247
Other noncurrent assets	39,649	36,969
Total Other Assets	408,856	407,111
TOTAL ASSETS	$776,277	$799,199

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$19,354	$14,813
Accounts payable	45,232	45,107
Accrued compensation and related costs	64,256	97,842
Self-insured risks	20,188	33,238
Income taxes payable	5,334	6,130
Operating lease liability	24,438	24,351
Other accrued liabilities	48,108	42,271
Deferred revenues	37,224	35,540
Total Current Liabilities	264,134	299,292
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	210,823	194,335
Operating lease liability	74,295	78,029
Deferred revenues	23,807	24,871
Accrued pension liabilities	23,440	24,006
Other noncurrent liabilities	36,540	38,835
Total Noncurrent Liabilities	368,905	360,076
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,628 and 29,525 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	29,628	29,525
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,469 and 19,555 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	19,469	19,555
Additional paid-in capital	83,104	82,589
Retained earnings	227,311	228,564
Accumulated other comprehensive loss	(214,792)	(218,615)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	144,720	141,618
Noncontrolling interests	(1,482)	(1,787)
Total Shareholders' Investment	143,238	139,831
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$776,277	$799,199

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$2,779	$10,730
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	9,299	9,050
Stock-based compensation	1,218	1,023
(Gain) loss on disposal of property and equipment	(81)	20
Contingent earnout adjustments	151	248
Changes in operating assets and liabilities:
Accounts receivable, net	6,312	(17)
Unbilled revenues, net	(9,511)	(6,333)
Accrued or prepaid income taxes	942	3,895
Accounts payable and accrued liabilities	(25,837)	(15,818)
Deferred revenues	116	2,841
Accrued retirement costs	(3,546)	(2,887)
Prepaid expenses and other operating activities	(1,645)	(3,197)
Net cash used in operating activities	(19,803)	(445)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(1,541)	(1,031)
Capitalization of computer software costs	(8,009)	(7,610)
Net cash used in investing activities	(9,550)	(8,641)

Cash Flows from Financing Activities:
Cash dividends paid	(3,443)	(2,925)
Repurchases of common stock	(733)	—
Increases in revolving credit facility borrowings	35,807	19,394
Payments on revolving credit facility borrowings	(14,794)	(10,265)
Payments of contingent consideration on acquisitions	(579)	(848)
Other financing activities	(185)	(169)
Net cash provided by financing activities	16,073	5,187
Effects of exchange rate changes on cash and cash equivalents	394	1,195
Decrease in Cash, Cash Equivalents, and Restricted Cash	(12,886)	(2,704)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	59,545	46,645
Cash, Cash Equivalents, and Restricted Cash at End of Period	$46,659	$43,941

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2024	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2024	$29,525	$19,555	$82,589	$228,564	$(218,615)	$141,618	$(1,787)	$139,831
Net income	—	—	—	2,837	—	2,837	(58)	2,779
Other comprehensive income (loss)	—	—	—	—	3,823	3,823	(65)	3,758
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,443)	—	(3,443)	—	(3,443)
Stock-based compensation	—	—	1,218	—	—	1,218	—	1,218
Repurchases of common stock	—	(86)	—	(647)	—	(733)	—	(733)
Decrease in value of noncontrolling interest due to acquisition	—	—	(550)	—	—	(550)	550	—
Shares issued in connection with stock-based compensation plans, net	103	—	(153)	—	—	(50)	—	(50)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(122)	(122)
Balance at March 31, 2024	$29,628	$19,469	$83,104	$227,311	$(214,792)	$144,720	$(1,482)	$143,238

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2023	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2023	$28,764	$19,848	$78,158	$213,094	$(215,321)	$124,543	$(1,165)	$123,378
Net income	—	—	—	10,681	—	10,681	49	10,730
Other comprehensive income (loss)	—	—	—	—	9,818	9,818	(42)	9,776
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,925)	—	(2,925)	—	(2,925)
Stock-based compensation	—	—	1,023	—	—	1,023	—	1,023
Shares issued in connection with stock-based compensation plans, net	161	—	(87)	—	—	74	—	74
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(229)	(229)
Balance at March 31, 2023	$28,925	$19,848	$79,094	$220,850	$(205,503)	$143,214	$(1,387)	$141,827

(The accompanying notes are an integral part of these condensed consolidated financial statements)

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the "SEC"). These unaudited condensed consolidated financial statements omit certain notes and other financial information. Therefore, should be read in conjunction with the 2023 Form 10-K. The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2023.

Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three months ended March 31, 2024 and financial position as of March 31, 2024 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2024 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's financial statements included in Form 10-K for the year ended December 31, 2023 other than as disclosed herein.

The Company has four reportable segments consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. Significant intercompany transactions have been eliminated in consolidation.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2024 and December 31, 2023, the liabilities of the deferred compensation plan were $6,439,000 and $6,261,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,256,000 and $10,237,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

3. Revenue Recognition

Revenue from Contracts with Customers

Revenues are recognized when control of the promised services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues are recognized net of any sales, use or value added taxes collected from customers, which are subsequently remitted to governmental authorities. As the Company completes its performance obligations which are identified below, it has an unconditional right to consideration as outlined in the Company's contracts. Generally, the Company's accounts receivables are expected to be collected in less than two months.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
U.S.	$53,524	$52,983
Canada	23,841	24,614
Total North America Loss Adjusting Revenues before Reimbursements	$77,365	$77,597

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
U.K.	$37,899	$30,732
Europe	23,621	22,764
Australia	17,280	20,636
Asia	5,369	5,627
Latin America	8,196	6,235
International Loss Adjusting	$92,365	$85,994

Crawford Legal Services	$5,727	$5,869
Total International Operations Revenues before Reimbursements	$98,092	$91,863

The Company’s Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of claims management services to its customer. Broadspire also provides claims management services on a monthly basis for which revenue is recognized over time monthly based on claims received and staff required to complete our claim handling obligations. Broadspire also provides Risk Management Information Services and Account Administration Services and generates revenues from income earned for managing funds maintained to administer claims for its customers. For non-claim services provided in our Claims Management service line, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Claims Management	$48,398	$43,108
Medical Management	45,900	40,946
Total Broadspire Revenues before Reimbursements	$94,298	$84,054

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Contractor Connection	$16,945	$19,301
Networks	7,743	37,403
Subrogation	7,211	6,116
Total Platform Solutions Revenues before Reimbursements	$31,899	$62,820

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

Performance-based fees

The Company, from time-to-time, entered into contracts with certain clients within its International Operations that provided for additional fee revenues or revenue reductions based on its efficiency in managing claim portfolios and on the basis of claim outcomes and the resulting average claim costs for the respective portfolios. These amounts were in addition to, or a reduction of, the fee revenues discussed above. These performance-based revenues, which represent variable consideration, were based on performance metrics set forth in the underlying contracts. These were generally under multi-year contracts but with discrete individual contract year measurement periods that remained subject to adjustment until claim closure. Each period, the Company based its estimates of performance-based revenues on an individual contract year basis, which were subject to adjustment in future years based on changes in average claim costs. Accordingly, the amounts represented the Company's best estimate of amounts earned using historical averages and other factors. Because the expectation of the ultimate contingent revenue amounts to be earned could vary from period to period, these estimates could change significantly from quarter to quarter, and such adjustments could occur in future periods until the individual contract year measurement period was closed. Variable consideration was recognized when the Company concluded, based on all the facts and information available at the reporting date, that it was probable that a significant revenue reversal would not occur in future periods. During 2023, the Company completed its obligations for performance-based revenues under these contracts.

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivables, unbilled accounts receivable reported as "Unbilled revenues, at estimated billable amounts," and "Deferred revenues" on the Company’s unaudited Condensed Consolidated Balance Sheets. Unbilled revenues is recorded for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that the Company expects and is entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially, all unbilled revenues are billed within one year.

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on its unaudited Condensed Consolidated Balance Sheets, which represents a contract liability. These fixed-fee service agreements typically result from the Broadspire segment and require the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where it handles a claim on a non-lifetime basis, the Company typically receives an additional fee on each anniversary date that the claim remains open. For service agreements where it provides services for the life of the claim, the Company is paid one upfront fee regardless of the duration of the claim. The Company recognizes deferred revenues as revenues as it performs services and transfers control of the services to the customer and satisfies the performance obligation which it determines utilizing a portfolio approach.

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. Deferred revenues related to lifetime claim handling arrangements approximated $40,121,000 and $39,800,000 as of March 31, 2024 and December 31, 2023, respectively. For all fixed fee service agreements, revenues are recognized over the expected service periods by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2024 and the significant activity affecting deferred revenues during the three months ended March 31, 2024:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2024	$60,411
Quarterly additions	24,919
Revenue recognized from the prior periods	(15,358)
Revenue recognized from current quarter additions	(8,941)
Balance as of March 31, 2024	$61,031

Remaining Performance Obligations

As of March 31, 2024, the Company had $104,300,000 of remaining performance obligations related to claims and non-claims services in which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claims processing has not yet occurred. The Company expects to recognize approximately 72% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

Costs to Obtain a Contract

The Company has a sales incentive compensation program where payment is based on the revenues recognized in the period. The payment does not represent an incremental cost to the Company that provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented as a contract asset on the Company's unaudited Condensed Consolidated Balance Sheets.

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

4. Credit Losses

The Company maintains an allowance for expected credit losses resulting primarily from the inability of clients to make required payments. Such losses are accounted for as bad debt expense. These allowances are established using historical write-off or adjustment information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. The Company evaluates the risks related to its trade receivables and contract assets by considering customer type, geography, and aging. Actual experience may differ significantly from historical or expected loss results. The Company writes off account receivables and unbilled revenues when they become uncollectible, and any payments subsequently received are accounted for as recoveries.

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

The provision for income taxes on consolidated income before income taxes totaled a provision of $1,047,000 and $5,271,000 for the three months ended March 31, 2024 and 2023, respectively. The overall effective tax rate decreased to 27.4% for the three months ended March 31, 2024 compared with 32.9% for the 2023 period primarily due to a larger impact of discrete tax items resulting from lower year-over-year earnings.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 included the following components:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Service cost	$384	$357
Interest cost	5,746	5,939
Expected return on assets	(6,409)	(6,773)
Amortization of actuarial loss	3,186	2,978
Net periodic cost	$2,907	$2,502

For the three months ended March 31, 2024 and 2023, the non-service components of net periodic pension expense of $2,523,000 and $2,145,000, respectively, are included in "Other Loss, net" on the unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company made no contributions to the U.S. defined benefit pension plan and $602,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and $502,000 to the U.K. defined benefit pension plans during the three months ended March 31, 2023.

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2024 and 2023, the Board of Directors has declared the same dividend on CRD-A and CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$(365)	$(241)	$4,595	$3,161
Dividends paid	2,074	1,369	1,734	1,191
Net income attributable to common shareholders, basic	$1,709	$1,128	$6,329	$4,352

Denominator:
Weighted-average common shares outstanding, basic	29,586	19,542	28,841	19,848
Earnings per share - basic	$0.06	$0.06	$0.22	$0.22

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$(368)	$(238)	$4,614	$3,142
Dividends paid	2,074	1,369	1,734	1,191
Net income attributable to common shareholders, diluted	$1,706	$1,131	$6,348	$4,333

Denominator:
Weighted-average common shares outstanding, basic	29,586	19,542	28,841	19,848
Weighted-average effect of dilutive securities	693	—	300	—
Weighted-average common shares outstanding, diluted	30,279	19,542	29,141	19,848
Earnings per share - diluted	$0.06	$0.06	$0.22	$0.22

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Shares underlying stock options excluded	—	1,532
Performance stock grants excluded because performance conditions have not been met (1)	1,100	758

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months ended March 31, 2024 and 2023, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
CRD-A issued under the Non-Employee Director Stock Plan	71	134
CRD-A issued under the Employee Stock Purchase Plan	32	27

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2024. Under the repurchase program, repurchases may be made through December 31, 2024 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At March 31, 2024, there were 1,413,787 remaining shares authorized to repurchase under the 2021 Repurchase Authorization.

During the three months ended March 31, 2024, the Company did not repurchase any shares of CRD-A and repurchased 85,632 shares of CRD-B at an average cost of $8.56. During the three months ended March 31, 2023, the Company did not repurchase any shares of CRD-A or CRD-B.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $822,000 for the three months ended March 31, 2024. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended March 31, 2024
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(49,486)	$(169,129)	$(218,615)
Other comprehensive income before reclassifications	1,264	—	1,264
Amounts reclassified from accumulated other comprehensive income to net income	—	2,559	2,559
Net current period other comprehensive income	1,264	2,559	3,823
Ending balance	$(48,222)	$(166,570)	$(214,792)

	Three Months Ended March 31, 2023
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(52,581)	$(162,740)	$(215,321)
Other comprehensive income before reclassifications	7,732	—	7,732
Amounts reclassified from accumulated other comprehensive income to net income	—	2,086	2,086
Net current period other comprehensive income	7,732	2,086	9,818
Ending balance	$(44,849)	$(160,654)	$(205,503)

(1) Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Other Loss, net" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 6, "Defined Benefit Pension Plans" for additional details.

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2024
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,842	$10,842	$—	$—

Liabilities:
Contingent earnout liability (2)	$5,917	$—	$—	$5,917

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data updated quarterly based on changes to projections of acquired entities over the respective earnout periods, which span multiple years. The Company recognized a pretax contingent earnout expense totaling $151,000 and $248,000 in the three months ended March 31, 2024 and March 31, 2023, respectively, related to the fair value adjustment of earnout liabilities. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three months ended March 31, 2024. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Goodwill is tested for impairment on October 1st of each year, or between annual impairment tests, if events or circumstances have occurred which indicate potential impairment of goodwill. When testing for impairment, the carrying value of each reporting unit, including goodwill, is compared with the estimated fair value of the respective reporting unit as determined utilizing a combination of the income and market approaches and is classified in Level 3 of the fair value hierarchy.

There were no goodwill impairments in 2023. The Company did not identify any impairment indicators during the three months ended March 31, 2024.

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
•
International Operations, which services the global property and casualty market outside North America. This is comprised of Loss Adjusting operations in the U.K., Europe, Australia, Asia and Latin America, and includes Crawford Legal Services. The International Operations include all operations within the respective countries, including Loss Adjusting, Global Technical Services, Legal Services, third party administration, and where applicable, Contractor Connection services.
•
Broadspire, which provides third party administration for workers' compensation, auto and liability, disability absence management, medical management, and accident and health to corporations, brokers and insurers in the U.S.
•
Platform Solutions, which consists of the Contractor Connection, Networks, and Subrogation service lines in the U.S. The Networks service line includes Catastrophe operations.

The Platform Solutions reportable segment represents the aggregation of certain service line operating segments.

Effective January 1, 2024, the Company combined the operating segments within North America Loss Adjusting and International Operations, and accordingly, there are no operating segments within these reportable segments to aggregate.

Financial information for the three months ended March 31, 2024 and 2023 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Revenues:
North America Loss Adjusting	$77,365	$77,597
International Operations	98,092	91,863
Broadspire	94,298	84,054
Platform Solutions	31,899	62,820
Total segment revenues before reimbursements	301,654	316,334
Reimbursements	11,419	11,604
Total revenues	$313,073	$327,938

Segment Operating Earnings:
North America Loss Adjusting	$4,479	$8,065
International Operations	1,690	3,035
Broadspire	12,804	7,927
Platform Solutions	1,115	9,966
Total segment operating earnings	20,088	28,993

Deduct:
Unallocated corporate and shared costs, net	(8,007)	(4,119)
Net corporate interest expense	(3,596)	(4,399)
Stock option expense	(167)	(156)
Amortization of acquisition-related intangible assets	(1,868)	(1,899)
Contingent earnout adjustments	(151)	(248)
Non-service pension costs	(2,473)	(2,171)
Income before income taxes	$3,826	$16,001

Operating earnings is the primary financial performance measure used by the Company's senior management and chief operating decision maker ("CODM") to evaluate the financial performance of the Company's operating segments and make resource allocation and certain compensation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represents segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, non-service pension costs, income taxes, and net income or loss attributable to noncontrolling interests.

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

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
International Operations
International Loss Adjusting	$92,365	$85,994
Crawford Legal Services	5,727	5,869
Total Revenues before Reimbursements--International Operations	$98,092	$91,863

Broadspire
Claims Management	$48,398	$43,108
Medical Management	45,900	40,946
Total Revenues before Reimbursements--Broadspire	$94,298	$84,054

Platform Solutions
Contractor Connection	$16,945	$19,301
Networks	7,743	37,403
Subrogation	7,211	6,116
Total Revenues before Reimbursements--Platform Solutions	$31,899	$62,820

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On March 31, 2024, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,852,000.

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

12. Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. Cash balances that are legally restricted as to usage or withdrawal are separately included in "Prepaid expenses and other current assets" within the Company's unaudited Condensed Consolidated Balance Sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown within the Company's unaudited Condensed Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$45,196	$58,363	$43,304	$46,007
Restricted cash within prepaid expenses and other current assets	1,463	1,182	637	638
Total cash, cash equivalents and restricted cash	$46,659	$59,545	$43,941	$46,645

The Company also maintains funds in various trust accounts to administer claims for certain clients. These funds are not available for our general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets.

13. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of these funds totaled $508,474,000 and $494,329,000 at March 31, 2024 and December 31, 2023, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of March 31, 2024, the related condensed consolidated statements of operations and comprehensive income, shareholders' investment and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ investment and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 4, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 1, 2024

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•
a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,
•
changes in global economic conditions,
•
changes in interest rates,
•
changes in foreign currency exchange rates,
•
changes in regulations and practices of various governmental authorities,
•
changes in our competitive environment,
•
changes in the financial condition of our clients,
•
changes in the rate of inflation and our ability to recover increased operating costs,
•
the loss of any material customer,
•
our ability to successfully integrate the operations of acquired businesses,
•
our ability to timely identify and effectively remediate material weaknesses in internal control over financial reporting,
•
regulatory changes related to funding of defined benefit pension plans,
•
our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,
•
our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,
•
our ability to identify new revenue sources not tied to the insurance underwriting cycle,
•
our ability to develop or acquire information technology resources to support and grow our business,
•
our ability to attract and retain qualified personnel,
•
our ability to renew existing contracts with clients on satisfactory terms,
•
our ability to collect amounts due from our clients and others,
•
continued availability of funding under our financing agreements,
•
general risks associated with doing business outside the U.S., including changes in tax rates,
•
our ability to comply with the covenants in our financing or other agreements,
•
changes in the frequency or severity of man-made or natural disasters,
•
the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,
•
our ability to prevent or detect cybersecurity breaches and cyber incidents,
•
our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,
•
proliferation and escalation of international hostilities and geopolitical events, such as the ongoing conflicts in Russia/Ukraine and Israel,
•
risks associated with our having a controlling shareholder, and
•
impairments of goodwill or our other indefinite-lived intangible assets.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2024 and 2023, and as of March 31, 2024, and December 31, 2023, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2023. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Results of Operations

Consolidated revenues before reimbursements decreased $14.7 million, or (4.6)%, for the three months ended March 31, 2024, compared with the same period of 2023. The decrease in the 2024 first quarter was primarily due to decreases in our Platform Solutions operating segment. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $0.9 million, or 0.3%, for the three months ended March 31, 2024 as compared with the prior year period. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three months ended March 31, 2024.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended March 31, 2023
(in thousands, except percentages)	March 31, 2024	March 31, 2023	Variance	March 31, 2024	% Variance
Revenues:
North America Loss Adjusting	$77,365	$77,597	(0.3)%	$77,330	(0.3)%
International Operations	98,092	91,863	6.8%	97,208	5.8%
Broadspire	94,298	84,054	12.2%	94,298	12.2%
Platform Solutions	31,899	62,820	(49.2)%	31,899	(49.2)%
Total revenues before reimbursements	301,654	316,334	(4.6)%	300,735	(4.9)%
Reimbursements	11,419	11,604	(1.6)%	11,309	(2.5)%
Total Revenues	$313,073	$327,938	(4.5)%	$312,044	(4.8)%

Excluding foreign currency impacts, consolidated revenues before reimbursements decreased $15.6 million, or (4.9)%, for the three months ended March 31, 2024 compared to the prior year first quarter. Revenues from the North America Loss Adjusting segment decreased slightly in the 2024 first quarter due to a decrease in weather-related activity. Revenues from the International Operations segment increased in the 2024 first quarter primarily due to increases in the U.K., Europe, and Latin America, partially offset by a reduction in Australia. Revenues from the Broadspire segment increased for the quarter due to an increase in Claims and Medical Management revenues. Revenues from the Platform Solutions segment decreased in the first quarter primarily due to a reduction in our Networks service line as we were completing claims related to Hurricane Ian in the 2023 period.

Overall, there was a decrease in cases received of (4.0)% for the three months ended March 31, 2024 due to a reduction of approximately 22,100 high-frequency, low-severity cases in our North America Loss Adjusting and Platform Solutions operating segments that were present in the 2023 first quarter that generated minimal revenues in the 2023 period. This includes 10,300 cases received in our North America Loss Adjusting segment in the 2023 first quarter related to Contractor Connection in Canada, as well as 11,800 cases received in our Platform Solutions segment in the 2023 first quarter related to the Networks service line.

Cases received are presented below by segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2024	March 31, 2023	Variance
North America Loss Adjusting	61,937	73,002	(15.2)%
International Operations	135,652	126,483	7.2%
Broadspire	135,698	128,722	5.4%
Platform Solutions	76,270	98,490	(22.6)%
Total Crawford Cases Received	409,557	426,697	(4.0)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three months ended March 31, 2024:

		Three Months Ended
		March 31, 2024		March 31, 2023
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$179,721	59.6%	$199,857	63.2%
U.K.	GBP	40,255	13.4%	33,124	10.5%
Canada	CAD	23,841	7.9%	24,614	7.8%
Australia	AUD	19,661	6.5%	22,994	7.2%
Europe	EUR	14,885	4.9%	14,038	4.4%
Rest of World		23,291	7.7%	21,707	6.9%
Total Revenues, before reimbursements		$301,654		$316,334

Costs of services provided, before reimbursements, decreased $12.7 million, or 5.6%, for the three months ended March 31, 2024 as compared with the 2023 period. This decrease was primarily due to a decrease in compensation expense and other costs in the Platform Solutions segment resulting from the lower revenues, partially offset by increases in compensation expense and other costs in our three other operating segments.

Selling, general, and administrative expenses increased $10.6 million, or 15.9%, in the three months ended March 31, 2024 as compared with the 2023 period. The increase was primarily due to professional fees, IT costs, bad debt expense, and compensation expense, including taxes and benefits.

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

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represents segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, non-service pension costs, income taxes, and net income or loss attributable to noncontrolling interests.

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

Income taxes, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, and non-service pension costs are recurring components of our net income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and vary significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and the Board of Directors, affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Contingent earnout adjustments represent fair value adjustments of earnout liabilities arising from recent acquisitions. Amortization expense is a non-cash expense for finite-lived acquisition-related and trade name intangible assets acquired in business combinations. Non-service pension costs represent the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense. The exclusion of this measurement is intended to exclude market volatility related to an expense that is non-operating in nature and not related to business performance. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment's operating activities on a consistent basis.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, non-service pension costs, and unallocated corporate and shared costs, net follows the discussion and analysis of the results of operations of our four operating segments.

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

In addition to allocated corporate and shared costs, "Expenses Other Than Direct Compensation, Fringe Benefits & Non-Employee Labor" includes travel and entertainment, office rent and occupancy costs, automobile expenses, office operating expenses, data processing costs, cost of risk, professional fees, and amortization and depreciation expense other than amortization of acquisition-related intangible assets.

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

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2024	March 31, 2023
Revenues:
North America Loss Adjusting	$77,365	$77,597
International Operations	98,092	91,863
Broadspire	94,298	84,054
Platform Solutions	31,899	62,820
Total Revenues before reimbursements	301,654	316,334
Reimbursements	11,419	11,604
Total Revenues	$313,073	$327,938
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$55,467	$54,164
% of related revenues before reimbursements	71.7%	69.8%
International Operations	64,979	61,421
% of related revenues before reimbursements	66.2%	66.9%
Broadspire	57,257	52,641
% of related revenues before reimbursements	60.7%	62.6%
Platform Solutions	18,930	40,911
% of related revenues before reimbursements	59.3%	65.1%
Total	$196,633	$209,137
% of Revenues before reimbursements	65.2%	66.1%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$17,419	$15,368
% of related revenues before reimbursements	22.5%	19.8%
International Operations	31,423	27,407
% of related revenues before reimbursements	32.0%	29.8%
Broadspire	24,237	23,486
% of related revenues before reimbursements	25.7%	27.9%
Platform Solutions	11,854	11,943
% of related revenues before reimbursements	37.2%	19.0%
Total before reimbursements	84,933	78,204
% of Revenues before reimbursements	28.2%	24.7%
Reimbursements	11,419	11,604
Total	$96,352	$89,808
% of Revenues	30.8%	27.4%
Segment Operating Earnings:
North America Loss Adjusting	$4,479	$8,065
% of related revenues before reimbursements	5.8%	10.4%
International Operations	1,690	3,035
% of related revenues before reimbursements	1.7%	3.3%
Broadspire	12,804	7,927
% of related revenues before reimbursements	13.6%	9.4%
Platform Solutions	1,115	9,966
% of related revenues before reimbursements	3.5%	15.9%
Deduct:
Unallocated corporate and shared costs, net	(8,007)	(4,119)
Net corporate interest expense	(3,596)	(4,399)
Stock option expense	(167)	(156)
Amortization of acquisition-related intangible assets	(1,868)	(1,899)
Contingent earnout adjustments	(151)	(248)
Non-service pension costs	(2,473)	(2,171)
Income before income taxes	3,826	16,001
Provision for income taxes	(1,047)	(5,271)
Net income	2,779	10,730
Net loss (income) attributable to noncontrolling interests	58	(49)
Net income attributable to shareholders of Crawford & Company	$2,837	$10,681

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $4.5 million, or 5.8% of revenues before reimbursements, for the three months ended March 31, 2024, compared with 2023 operating earnings of $8.1 million, or 10.4% of revenues before reimbursements. The decrease in operating earnings in the 2024 first quarter was primarily due to the decrease in revenues in Canada and U.S. Field Operations and reduced staff utilization related to the decrease in weather-related activity.

Excluding centralized indirect support costs, gross profit decreased from $17.3 million, or 22.4% of revenues before reimbursements in 2023, to $14.5 million, or 18.8% of revenues before reimbursements, in the three months ended March 31, 2024 due primarily to the decrease in revenues due to mild weather events.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three months ended March 31, 2024 and 2023 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2023
Three Months Ended March 31,	2024	2023	Variance	2024	Variance
Revenues	$77,365	$77,597	(0.3)%	$77,330	(0.3)%
Direct expenses	62,853	60,253	4.3%	62,790	4.2%
Gross profit	14,512	17,344	(16.3)%	14,540	(16.2)%
Indirect expenses	10,033	9,279	8.1%	10,023	8.0%
Total North America Loss Adjusting Operating Earnings	$4,479	$8,065	(44.5)%	$4,517	(44.0)%

Gross profit margin	18.8%	22.4%	(3.6)%	18.8%	(3.6)%
Operating margin	5.8%	10.4%	(4.6)%	5.8%	(4.6)%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2023
(in thousands, except percentages)	March 31, 2024	March 31, 2023	Variance	March 31, 2024	Variance
U.S.	$53,524	$52,983	1.0%	$53,524	1.0%
Canada	23,841	24,614	(3.1)%	23,806	(3.3)%
Total North America Loss Adjusting Revenues before Reimbursements	$77,365	$77,597	(0.3)%	$77,330	(0.3)%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $77.4 million in the three months ended March 31, 2024, compared with $77.6 million in the 2023 period. This slight decrease was due to a decrease in Canada and U.S. Field Operations, partially offset by an increase in U.S. Global Technical Services revenues. There was a decrease in segment unit volume, measured principally by cases received, of (15.2)% for the three months ended March 31, 2024, compared with the 2023 period. This was partially offset by a decrease in high-frequency, low-severity cases received in Contractor Connection in Canada of 10,300 or 14.2%. Changes in product mix and in the rates charged for those services accounted for a 0.7% revenue increase for the three months ended March 31, 2024 compared with the same period in 2023, due to increases in pricing and average fee per case.

The increase in revenues in the U.S. for the three months ended March 31, 2024 was due to an increase in in Global Technical Services revenues from an increase in expert adjusting staff and increased business from new and existing clients offset by a decrease in U.S. Field Operations as a result of a decrease in weather-related activity.

Revenue variance components for our North America Loss Adjusting segment, for the three months ended March 31, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended March 31,
Decrease in cases received	(15.2)%
Contractor Connection Canada high-frequency, low-severity case reduction due to loss of client	14.2%
Change in product mix and rates	0.7%
Decrease in Revenues before Reimbursements	(0.3)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $1.9 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2024	March 31, 2023	Variance
U.S.	36,350	37,076	(2.0)%
Canada	25,587	35,926	(28.8)%
Total North America Loss Adjusting Cases Received	61,937	73,002	(15.2)%

Overall, there was a decrease in cases of (15.2)% in the three months ended March 31, 2024, compared to the same period in 2023. The decrease in U.S. case volumes in the 2024 first quarter was due to less weather-related activity partially offset by an increase in Global Technical Services. There was a decrease in cases in Canada in the 2024 first quarter due to 10,300 less high-frequency, low-severity Contractor Connection cases related to the loss of a customer, as compared with the 2023 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses were 71.7% for the three months ended March 31, 2024 compared with 69.8% for the 2023 period. The total dollar amount of these expenses increased to $55.5 million for the three months ended March 31, 2024 from $54.2 million for the comparable 2023 period. The increase was due to an increase in employees in Global Technical Services. The increase in the percentage of revenues before reimbursements is due to the reduced revenues and lower staff utilization in U.S. Field Operations and Canada, compared to the 2023 period. There was an average of 2,046 full-time equivalent employees in this segment in the three months ended March 31, 2024 compared with an average of 2,091 in the 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $17.4 million for the three months ended March 31, 2024 compared with $15.4 million for the 2023 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 22.5% for the three months ended March 31, 2024 compared with 19.8% for the 2023 period. The increase in the current year amounts was due to higher technology investments, auto expenses, and self-insurance costs. The increase in the expense as a percentage of revenues before reimbursements is due to decreased revenues.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $1.7 million, or 1.7% of revenues before reimbursements, for the three months ended March 31, 2024, compared with $3.0 million, or 3.3% of revenues before reimbursements, in the 2023 period. The decrease in operating earnings in the 2024 period was primarily due to Australia flood activity in the prior year first quarter and reductions in Legal Services productivity levels, partially offset by increases in Latin America and the U.K.

Excluding centralized indirect support costs, gross profit slightly increased from $15.7 million, or 17.1% of revenues before reimbursements in 2023, to $16.0 million, or 16.3% of revenues before reimbursements, in the three months ended March 31, 2024. The increase in gross profit was driven by the $6.2 million increase in revenues, and the decrease in gross profit percentage was primarily due to the growth in direct expenses exceeding the increase in revenues.

Operating results for our International Operations segment, including gross profit, for the three months ended March 31, 2024 and 2023 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2023
Three Months Ended March 31,	2024	2023	Variance	2024	Variance
Revenues	$98,092	$91,863	6.8%	$97,208	5.8%
Direct expenses	82,111	76,159	7.8%	80,799	6.1%
Gross profit	15,981	15,704	1.8%	16,409	4.5%
Indirect expenses	14,291	12,669	12.8%	14,218	12.2%
Total International Operations Operating Earnings	$1,690	$3,035	(44.3)%	$2,191	(27.8)%

Gross profit margin	16.3%	17.1%	(0.8)%	16.9%	(0.2)%
Operating margin	1.7%	3.3%	(1.6)%	2.3%	(1.0)%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2023
(in thousands, except percentages)	March 31, 2024	March 31, 2023	Variance	March 31, 2024	Variance
U.K.	$40,255	$33,124	21.5%	$38,518	16.3%
Europe	23,621	22,764	3.8%	23,319	2.4%
Australia	19,661	22,994	(14.5)%	20,121	(12.5)%
Asia	5,369	5,627	(4.6)%	5,464	(2.9)%
Latin America	9,186	7,354	24.9%	9,786	33.1%
Total International Operations Revenues before Reimbursements	$98,092	$91,863	6.8%	$97,208	5.8%

Revenues before reimbursements from our International Operations segment totaled $98.1 million in the three months ended March 31, 2024, compared with $91.9 million in the 2023 period. This increase was due to an increase in the U.K., Europe, and Latin America. The change in exchange rates increased our International Operations segment revenues by approximately 1.0%, or $0.9 million, for the three months ended March 31, 2024 as compared with the 2023 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $97.2 million for the three months ended March 31, 2024. There was an increase in segment unit volume, measured principally by cases received, of 7.2% for the three months ended March 31, 2024, compared with the 2023 period. Cases received increased by 9,000 or 7.1% in the three months ended March 31, 2024, driven by severe storms in Australia, for which revenues are expected to be recognized primarily in future quarters. This was partially offset by a decrease in high-frequency, low-severity cases received in the U.K. of 3,500 or (2.8%). Changes in product mix and in the rates charged for those services accounted for a 2.9% revenue increase for the three months ended March 31, 2024 compared with the same period in 2023.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the 2024 first quarter period was due to an increase in property and third party administration revenues driven by higher value claims. There was an increase in revenues in Europe in the 2024 period, compared with 2023, due to increases in Spain and Norway. There was a decrease in revenues in Australia in the quarter due to the continued handling of weather-related case activity during the first quarter of 2023 from the 2022 flooding catastrophe. There was a decrease in revenues in Asia in the 2024 first quarter, compared with 2023, due to decreased large loss claims in Thailand and reduced weather-related activity in the Philippines. The increase in revenues in Latin America in the 2024 first quarter was primarily driven by increased volumes across third-party administration and loss adjusting.

Revenue variance components for our International Operations segment, for the three months ended March 31, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended March 31,
Increase in cases received	7.2%
Increase due to foreign currency exchange rates	1.0%
Reduction in high-frequency, low-severity cases received in U.K. in 2024 with minimal 2024 revenues	2.8%
High-frequency, low-severity cases received in Australia in 2024 with minimal 2024 revenues	(7.1)%
Change in product mix and rates	2.9%
Increase in Revenues before Reimbursements	6.8%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $8.5 million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase in the quarter was due to increased use of third parties in the current year first quarter.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2024	March 31, 2023	Variance
U.K.	39,988	44,952	(11.0)%
Europe	42,689	43,492	(1.8)%
Australia	20,321	9,993	103.4%
Asia	6,304	5,188	21.5%
Latin America	26,350	22,858	15.3%
Total International Operations Cases Received	135,652	126,483	7.2%

Overall, there was an increase in cases received of 7.2% for the three months ended March 31, 2024, compared with the 2023 period. There was a decrease in the U.K. in the first quarter due to decreases in high-frequency, low-severity cases in third party administration. Cases declined slightly in Europe due to a decrease in claims in Sweden. There was an increase of 9,000 high-frequency, low-severity weather-related cases in Australia, although revenues are expected to be recognized across multiple quarters as services are performed. The increase in cases received in Asia was due to an increase in high-frequency, low-severity activity in Singapore. Latin America experienced an increase in cases received in Chile.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, direct compensation, fringe benefits, and non-employee labor expenses was 66.2% for the three months ended March 31, 2024 compared with 66.9% for the 2023 period. The total dollar amount of these expenses was $65.0 million for the three months ended March 31, 2024, compared to $61.4 million for the 2023 period. The increase was due to increases in compensation expense, including incentive compensation. The decrease in the percentage of revenues before reimbursements is due to higher revenues in the 2024 first quarter and improved staff utilization. There was an average of 3,611 full-time equivalent employees in this segment in the three months ended March 31, 2024, compared with an average of 3,693 in the comparable 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $31.4 million for the three months ended March 31, 2024 compared with $27.4 million for the 2023 period. As a percentage of revenues before reimbursements, expenses other than direct compensation, fringe benefits, and non-employee labor expenses were 32.0% for the three months ended March 31, 2024 compared with 29.8% for the 2023 period. The increase in the first quarter expense and percent of revenues before reimbursements was due to increased IT application costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $12.8 million, or 13.6% of revenues before reimbursements, for the three months ended March 31, 2024 as compared with $7.9 million, or 9.4% of revenues before reimbursements, for the first quarter of 2023. The increase in the 2024 first quarter was due to an increase in revenues resulting from new client programs, increased medical management usage, and pricing improvements.

Excluding centralized indirect support costs, first quarter gross profit increased from $19.2 million, or 22.9% of revenues before reimbursements, in 2023 to $24.3 million, or 25.8% of revenues before reimbursements in 2024. This increase was due to the increased revenues and improved staff utilization.

Operating results for our Broadspire segment, including gross profit, for the three months ended March 31, 2024 and 2023 were as follows:

	In thousands (except percentages)
Three Months Ended March 31,	2024	2023	Variance
Revenues	$94,298	$84,054	12.2%
Direct expenses	69,993	64,805	8.0%
Gross profit	24,305	19,249	26.3%
Indirect expenses	11,501	11,322	1.6%
Total Broadspire Operating Earnings	$12,804	$7,927	61.5%

Gross profit margin	25.8%	22.9%	2.9%
Operating margin	13.6%	9.4%	4.2%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2024	March 31, 2023	Variance
Claims Management	$48,398	$43,108	12.3%
Medical Management	45,900	40,946	12.1%
Total Broadspire Revenues before Reimbursements	$94,298	$84,054	12.2%

Revenues before reimbursements from our Broadspire segment totaled $94.3 million in the three months ended March 31, 2024 compared with $84.1 million in the 2023 period. This increase was primarily due to an increase in new client growth and an increase in average fees across both service lines. Revenues were positively impacted by an increase in unit volumes, measured principally by cases received, of 5.4% for the three months ended March 31, 2024 compared with the same period of 2023. This is partly due to a $2.8 million increase in revenues within our Medical Management service line for which no cases are received, or 3.3% of the increase in revenues. There was also a $1.2 million increase in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or 1.4% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 2.1% revenue increase for the 2024 first quarter compared with the 2023 period, primarily due to an increase in workers compensation cases and an increase in the average fee per case.

Revenue variance components for our Broadspire segment, for the three months ended March 31, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended March 31,
Increase in cases received	5.4%
Increase in claims management revenues with no cases received	1.4%
Increase in medical management revenues with no cases received	3.3%
Change in product mix and rates	2.1%
Increase in Revenues before Reimbursements	12.2%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.9 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase in the 2024 period was primarily due to the increased revenues in the current period.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2024	March 31, 2023	Variance
Claims Management	94,265	95,807	(1.6)%
Medical Management	41,433	32,915	25.9%
Total Broadspire Cases Received	135,698	128,722	5.4%

Overall case volumes were 5.4% higher for the three months ended March 31, 2024 due primarily to an increase in Medical Management referrals. There was a decrease in Claims Management cases due to a reduction in accident and health cases that impacted the mix of cases received resulting in an increase in the average fee per case.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. Direct compensation, fringe benefits, and non-employee labor totaled $57.3 million for the three months ended March 31, 2024, compared to $52.6 million for the comparable 2023 period. Direct compensation, fringe benefits, and non-employee labor, as a percent of the related revenues before reimbursements, decreased from 62.6% in the 2023 first quarter to 60.7% in 2024 first quarter, primarily due to the increased revenues. Average full-time equivalent employees in this segment totaled 2,669 in the three months ended March 31, 2024, compared with 2,591 in the 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 25.7% for the three months ended March 31, 2024, compared with 27.9% in the 2023 period. The amount of these expenses increased from $23.5 million for the three months ended March 31, 2023 to $24.2 million in 2024 related to the increased business activity. The decrease in the expense as a percent of revenues before reimbursements was due to the increased revenues.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $1.1 million for the three months ended March 31, 2024, compared with operating earnings of $10.0 million in the 2023 period. The segment operating margin decreased from 15.9% for the three months ended March 31, 2023, to 3.5% in the comparable 2024 period. This decrease was primarily due to a reduction in revenues in our Networks service line as we were completing claims related to Hurricane Ian in the 2023 period.

Excluding indirect support costs, gross profit in the first quarter decreased from $15.5 million, or 24.7% of revenues before reimbursements in 2023, to $7.2 million, or 22.7% of revenues before reimbursements, in 2024. This decrease was primarily due to a reduction in revenues in our Networks service line.

Operating results for our Platform Solutions segment, including gross profit, for the three months ended March 31, 2024 and 2023 were as follows:

	In thousands (except percentages)
Three Months Ended March 31,	2024	2023	Variance
Revenues	$31,899	$62,820	(49.2)%
Direct expenses	24,668	47,285	(47.8)%
Gross profit	7,231	15,535	(53.5)%
Indirect expenses	6,116	5,569	9.8%
Total Platform Solutions Operating Earnings	$1,115	$9,966	(88.8)%

Gross profit margin	22.7%	24.7%	(2.0)%
Operating margin	3.5%	15.9%	(12.4)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2024	March 31, 2023	Variance
Contractor Connection	$16,945	$19,301	(12.2)%
Networks	7,743	37,403	(79.3)%
Subrogation	7,211	6,116	17.9%
Total Platform Solutions Revenues before Reimbursements	$31,899	$62,820	(49.2)%

Revenues before reimbursements from our Platform Solutions segment totaled $31.9 million in the three months ended March 31, 2024, compared with $62.8 million in the 2023 period. This decrease was primarily due to a reduction in our Networks service line where we provide staff augmentation for our clients, along with a decrease in our Contractor Connection service line related to less weather-related activity in the first quarter of 2024, offset partially by an increase in our Subrogation service line. During the 2023 first quarter our Networks service line was completing claims related to Hurricane Ian. There was a decrease in segment unit volume, measured principally by cases received, of (22.6)%, for the three months ended March 31, 2024, compared with the 2023 period. There was a decrease in high-frequency, low-severity cases in our Networks service line of 11,800 cases, or 12.0% in the three months ended March 31, 2024, compared to 2023. Revenues in our Networks service line include revenues from existing clients where we provide staff augmentation for our clients, which resulted in $(29.1) million or (46.3)% of decreased revenues in the 2024 first quarter as we were completing Hurricane Ian related claims in the 2023 period. Changes in product mix and in the rates charged for those services accounted for a 7.7% revenue increase for the 2024 three-month period compared with 2023, due to increases in average case values.

Revenue variance components for our Platform Solutions segment, for the three months ended March 31, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended March 31,
Decrease in cases received	(22.6)%
Reduction in high-frequency, low-severity Networks cases	12.0%
Reduction in revenues from staff augmentation for which no cases are received	(46.3)%
Change in product mix and rates	7.7%
Decrease in Revenues before Reimbursements	(49.2)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $0.1 million for the three months ended March 31, 2024 compared with $0.4 million in the 2023 period. The decrease was due the reduced Networks revenues in the 2024 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2024	March 31, 2023	Variance
Contractor Connection	33,629	39,317	(14.5)%
Networks	32,752	51,616	(36.5)%
Subrogation	9,889	7,557	30.9%
Total Platform Solutions Cases Received	76,270	98,490	(22.6)%

Overall case volumes were (22.6)% lower in the three months ended March 31, 2024, compared with the 2023 period, due to decreases in Contractor Connection and Networks from less weather-related activity. There was a decrease in high-frequency, low-severity cases in our Networks service line of 11,800 cases in the three months ended March 31, 2024, compared to 2023. A portion of the decrease in revenues in our Networks service line is the result of revenues generated which consists of us providing dedicated employees to clients. This revenue is not based on fees per case, and accordingly there is no change in cases received to match the change in revenues. There was a decrease in cases received in our Contractor Connection service line in the 2024 period due to less weather-related activity. The increase in cases in our Subrogation service line in the year-to-date period was due to a favorable change in product mix.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 59.3% in the 2024 first quarter compared with 65.1% in the 2023 quarter. The dollar amount of these expenses was $18.9 million for the 2024 first quarter and $40.9 million in the 2023 quarter. The decrease in costs in the first quarter was due to the reduction in revenues. There was an average of 842 full-time equivalent employees in the Platform Solutions segment in the 2024 three-month period, compared with an average of 1,445 for the comparable 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 37.2% of Platform Solutions revenues before reimbursements for the three months ended March 31, 2024 compared with 19.0% for the comparable period in 2023. The dollar amount of these expenses remained consistent in the 2024 first quarter as compared the 2023 period at $11.9 million. The increase as a percent of revenues before reimbursements for the first quarter is due to the lower revenues in the 2024 period.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, amounts related to uncertain income tax positions, and goodwill impairments. We estimate that our effective income tax rate for 2024 will be approximately 30% to 32% after considering known discrete items as of March 31, 2024.

The provision for income taxes on consolidated income before income tax totaled $1.0 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. The overall effective tax rate decreased to 27.4% for the three months ended March 31, 2024 compared with 32.9% for the 2023 period primarily due to a larger impact of discrete tax items resulting from lower year-over-year earnings.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $4.5 million and $4.7 million for the three months ended March 31, 2024 and 2023, respectively. Interest income was $0.9 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.2 million for each of the three months ended March 31, 2024 and 2023.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.9 million for each of the three months ended March 31, 2024 and 2023. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2024 and 2023, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $8.0 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase in the 2024 first quarter was primarily due to an increase in professional fees, compensation-related costs, and other reserves.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This expense totaled $0.2 million for each of the three months ended March 31, 2024 and 2023. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Costs

Non-service pension costs totaled $2.5 million for the three months ended March 31, 2024, compared to $2.2 million for the three months ended March 31, 2023. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At March 31, 2024, our working capital balance (current assets less current liabilities) was approximately $81.7 million, an increase of $11.6 million from the working capital balance at December 31, 2023. Our cash and cash equivalents were $45.2 million at March 31, 2024, compared with $58.4 million at December 31, 2023.

Cash and cash equivalents as of March 31, 2024 consisted of $16.3 million held in the U.S. and $28.9 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Used in Operating Activities

Cash used in operating activities was $19.8 million for the three months ended March 31, 2024, compared with $0.4 million used in operating activities in the 2023 period. The increase in cash used was primarily driven by lower earnings and increases in incentive compensation payments as compared to prior year payments.

Cash Used in Investing Activities

Cash used in investing activities was $9.6 million for the three months ended March 31, 2024, compared with $8.6 million used in the first three months of 2023. The increase in cash used in 2024 was due to increases in capital expenditures in 2024 compared to 2023.

Cash Provided by Financing Activities

Cash provided by financing activities was $16.1 million for the three months ended March 31, 2024, compared with $5.2 million provided in the 2023 period. During the first three months of 2024, there was an increase of $21.0 million in net borrowing from our revolving credit facility, compared with a net increase during the 2023 period of $9.1 million. The increase in borrowing in the 2024 period was primarily related to lower cash flows from operations. Share repurchases totaled $0.7 million in the 2024 period, while there were no share repurchases in the 2023 period. We paid $3.4 million in dividends in the three months ended March 31, 2024 compared with $2.9 million in the 2023 period.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Facility with Bank of America (the "Credit Facility"), we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.9 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $208.7 million at March 31, 2024. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $230.2 million as of March 31, 2024 compared with $209.1 million at December 31, 2023.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve month EBITDA, as defined in our Credit Facility. At March 31, 2024, we had $45.2 million of cash on hand and, based on trailing twelve month EBITDA and the Credit Facility limit, additional borrowing capacity of $208.7 million, resulting in total liquidity of $253.9 million at March 31, 2024.

Additionally, the Company expects to make payments totaling $8.5 million in the next twelve months for contingent earnouts related to previous business acquisitions.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit pension plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $22.3 million and overfunded by $10.9 million, respectively, at December 31, 2023, based on accumulated benefit obligations of $285.3 million and $145.3 million for the U.S. Qualified Plan and the U.K. plans, respectively.

For the three months ended March 31, 2024 we made no contributions to our U.S. defined benefit pension plan and $0.6 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $0.5 million to the U.K. plans for the three months ended March 31, 2023. We do not expect to make any additional discretionary contributions to our U.S. defined benefit pension plan during the remainder of 2024. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the three months ended March 31, 2024, we paid $3.4 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheets as of March 31, 2024, compared with our unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 were as follows:

•
Accounts receivable decreased $6.3 million excluding foreign currency exchange impacts. This decrease was primarily due to U.S. Field Operations and Canada in the North America Loss Adjusting segment.
•
Unbilled revenues increased $9.5 million excluding foreign exchange impacts. The increase is primarily attributable to the U.K. and Australia in the International Operations segment and Global Technical Services in the North America Loss Adjusting Segment.
•
Accounts payable and accrued liabilities decreased $25.8 million excluding foreign currency exchange impacts. The decrease is primarily due to payments for employee incentive compensation, 401(k) contributions, and timing of accrued payroll.

At March 31, 2024, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we have certain material obligations under operating lease agreements to which we are a party. The Company records operating lease-related assets and liabilities on our unaudited Condensed Consolidated Balance Sheets.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Standards Adopted

No new accounting standard were adopted during the three months ended March 31, 2024.

Pending Adoption of New Accounting Standards

Additional information related to the pending adoption of new accounting standards is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements in the Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposures to market risk have not changed materially since December 31, 2023.

Item 4. Controls and Procedures

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2024. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2024. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. As of March 31, 2024 the Company was authorized to repurchase 1,413,787 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of December 31, 2023				1,499,419
January 1, 2024 - January 31, 2024
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of January 31, 2024				1,499,419
February 1, 2024 - February 29, 2024
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of February 29, 2024				1,499,419
March 1, 2024 - March 31, 2024
CRD-A	—	$—	—
CRD-B	85,632	$8.56	85,632
Totals as of March 31, 2024	85,632		85,632	1,413,787

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit
No.	Description
15	Letter of Ernst & Young LLP
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# These certifications are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crawford & Company
(Registrant)

Date:	May 1, 2024	/s/ Rohit Verma
Rohit Verma
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2024	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)