Form 10-Q
period 2024-06-30
CRAWFORD & CO
filed 2024-08-05
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2024

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of July 29, 2024, was as follows:

Class A Common Stock, $1.00 par value: 29,876,843

Class B Common Stock, $1.00 par value: 19,292,664

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2024

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2024	2023
Revenues:

Revenues before reimbursements	$314,227	$324,556
Reimbursements	12,626	13,073
Total Revenues	326,853	337,629

Costs and Expenses:

Costs of services provided, before reimbursements	222,265	234,031
Reimbursements	12,626	13,073
Total costs of services	234,891	247,104

Selling, general, and administrative expenses	72,270	70,473

Corporate interest expense, net of interest income of $817 and $660, respectively	4,256	4,309

Total Costs and Expenses	311,417	321,886

Other Loss, net	(2,448)	(2,192)

Income Before Income Taxes	12,988	13,551

Provision for Income Taxes	4,486	5,206

Net Income	8,502	8,345

Net Loss Attributable to Noncontrolling Interests	82	82

Net Income Attributable to Shareholders of Crawford & Company	$8,584	$8,427

Earnings Per Share - Basic:
Class A Common Stock	$0.17	$0.17
Class B Common Stock	$0.17	$0.17

Earnings Per Share - Diluted:
Class A Common Stock	$0.17	$0.17
Class B Common Stock	$0.17	$0.17

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,728	28,956
Class B Common Stock	19,374	19,848

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,171	29,770
Class B Common Stock	19,374	19,848

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023
Revenues:

Revenues before reimbursements	$615,881	$640,890
Reimbursements	24,045	24,677
Total Revenues	639,926	665,567

Costs and Expenses:

Costs of services provided, before reimbursements	436,654	461,109
Reimbursements	24,045	24,677
Total costs of services	460,699	485,786

Selling, general, and administrative expenses	149,590	137,184

Corporate interest expense, net of interest income of $1,718 and $936, respectively	7,852	8,708

Total Costs and Expenses	618,141	631,678

Other Loss, net	(4,971)	(4,337)

Income Before Income Taxes	16,814	29,552

Provision for Income Taxes	5,533	10,477

Net Income	11,281	19,075

Net Loss Attributable to Noncontrolling Interests	140	33

Net Income Attributable to Shareholders of Crawford & Company	$11,421	$19,108

Earnings Per Share - Basic:
Class A Common Stock	$0.23	$0.39
Class B Common Stock	$0.23	$0.39

Earnings Per Share - Diluted:
Class A Common Stock	$0.23	$0.39
Class B Common Stock	$0.23	$0.39

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,657	28,899
Class B Common Stock	19,458	19,848

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,225	29,456
Class B Common Stock	19,458	19,848

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,
(In thousands)	2024	2023
Net Income	$8,502	$8,345

Other Comprehensive (Loss) Income:
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(2,115)	(1,984)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $628 and $609, respectively	2,506	2,653

Other Comprehensive Income	391	669

Comprehensive Income	8,893	9,014

Comprehensive loss attributable to noncontrolling interests	81	76

Comprehensive Income Attributable to Shareholders of Crawford & Company	$8,974	$9,090

	Six Months Ended June 30,
(In thousands)	2024	2023
Net Income	$11,281	$19,075

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(916)	5,706

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,271 and $1,340, respectively	5,065	4,739

Other Comprehensive Income	4,149	10,445

Comprehensive Income	15,430	29,520

Comprehensive loss attributable to noncontrolling interests	204	69

Comprehensive Income Attributable to Shareholders of Crawford & Company	$15,634	$29,589

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$46,742	$58,363
Accounts receivable, less allowance for expected credit losses of $8,358 and $8,599, respectively	133,847	131,362
Unbilled revenues, at estimated billable amounts	131,119	116,611
Income taxes receivable	4,894	4,842
Prepaid expenses and other current assets	35,393	58,168
Total Current Assets	351,995	369,346
Net Property and Equipment	20,365	22,742
Other Assets:
Operating lease right-of-use assets, net	83,175	88,615
Goodwill	76,572	76,724
Intangible assets arising from business acquisitions, net	78,127	81,786
Capitalized software costs, net	103,884	96,770
Deferred income tax assets	25,456	26,247
Other noncurrent assets	46,238	36,969
Total Other Assets	413,452	407,111
TOTAL ASSETS	$785,812	$799,199

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$24,425	$14,813
Accounts payable	43,378	45,107
Accrued compensation and related costs	77,828	97,842
Self-insured risks	19,332	33,238
Income taxes payable	—	6,130
Operating lease liability	24,411	24,351
Other accrued liabilities	46,657	42,271
Deferred revenues	36,193	35,540
Total Current Liabilities	272,224	299,292
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	209,410	194,335
Operating lease liability	70,888	78,029
Deferred revenues	23,768	24,871
Accrued pension liabilities	23,221	24,006
Other noncurrent liabilities	36,594	38,835
Total Noncurrent Liabilities	363,881	360,076
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,743 and 29,525 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	29,743	29,525
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,324 and 19,555 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	19,324	19,555
Additional paid-in capital	85,461	82,589
Retained earnings	231,263	228,564
Accumulated other comprehensive loss	(214,402)	(218,615)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	151,389	141,618
Noncontrolling interests	(1,682)	(1,787)
Total Shareholders' Investment	149,707	139,831
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$785,812	$799,199

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$11,281	$19,075
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,145	18,241
Stock-based compensation	2,831	2,609
(Gain) loss on disposal of property and equipment	(80)	116
Contingent earnout adjustments	581	973
Changes in operating assets and liabilities:
Accounts receivable, net	(2,537)	(15,107)
Unbilled revenues, net	(14,234)	1,828
Accrued or prepaid income taxes	(6,652)	(1,217)
Accounts payable and accrued liabilities	(22,336)	(3,928)
Deferred revenues	(798)	4,529
Accrued retirement costs	1,581	750
Prepaid expenses and other operating activities	3,965	(700)
Net cash (used in) provided by operating activities	(8,253)	27,169

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(1,418)	(1,914)
Capitalization of computer software costs	(17,031)	(16,031)
Net cash used in investing activities	(18,449)	(17,945)

Cash Flows from Financing Activities:
Cash dividends paid	(6,880)	(5,854)
Repurchases of common stock	(2,073)	—
Increases in revolving credit facility borrowings	48,592	20,958
Payments on revolving credit facility borrowings	(23,769)	(18,879)
Payments of contingent consideration on acquisitions	(579)	(4,916)
Other financing activities	364	213
Net cash provided by (used in) financing activities	15,655	(8,478)
Effects of exchange rate changes on cash and cash equivalents	(155)	1,062
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(11,202)	1,808
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	59,545	46,645
Cash, Cash Equivalents, and Restricted Cash at End of Period	$48,343	$48,453

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2024	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2024	$29,525	$19,555	$82,589	$228,564	$(218,615)	$141,618	$(1,787)	$139,831
Net income	—	—	—	2,837	—	2,837	(58)	2,779
Other comprehensive income (loss)	—	—	—	—	3,823	3,823	(65)	3,758
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,443)	—	(3,443)	—	(3,443)
Stock-based compensation	—	—	1,218	—	—	1,218	—	1,218
Repurchases of common stock	—	(86)	—	(647)	—	(733)	—	(733)
Increase in value of noncontrolling interest due to acquisition	—	—	(550)	—	—	(550)	550	—
Shares issued in connection with stock-based compensation plans, net	103	—	(153)	—	—	(50)	—	(50)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(122)	(122)
Balance at March 31, 2024	$29,628	$19,469	$83,104	$227,311	$(214,792)	$144,720	$(1,482)	$143,238
Net income	—	—	—	8,584	—	8,584	(82)	8,502
Other comprehensive income	—	—	—	—	390	390	1	391
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,437)	—	(3,437)	—	(3,437)
Stock-based compensation	—	—	1,613	—	—	1,613	—	1,613
Repurchases of common stock	—	(145)	—	(1,195)	—	(1,340)	—	(1,340)
Decrease in value of noncontrolling interest due to acquisition	—	—	40	—	—	40	(119)	(79)
Shares issued in connection with stock-based compensation plans, net	115	—	704	—	—	819	—	819
Balance at June 30, 2024	$29,743	$19,324	$85,461	$231,263	$(214,402)	$151,389	$(1,682)	$149,707

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the "SEC"). These unaudited condensed consolidated financial statements omit certain notes and other financial information and therefore, should be read in conjunction with the 2023 Form 10-K. The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2023.

Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three and six months ended June 30, 2024 and financial position as of June 30, 2024 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2024 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2024 and December 31, 2023, the liabilities of the deferred compensation plan were $6,414,000 and $6,261,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,313,000 and $10,237,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S.	$53,829	$51,972	$107,353	$104,955
Canada	22,201	24,390	46,042	49,004
Total North America Loss Adjusting Revenues before Reimbursements	$76,030	$76,362	$153,395	$153,959

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.K.	$38,490	$32,273	$76,389	$63,005
Europe	24,453	23,160	48,074	45,924
Australia	19,303	20,523	36,583	41,159
Asia	5,604	5,888	10,973	11,515
Latin America	7,591	7,456	15,787	13,691
International Loss Adjusting	$95,441	$89,300	$187,806	$175,294

Crawford Legal Services	$6,842	$6,012	$12,569	$11,881
Total International Operations Revenues before Reimbursements	$102,283	$95,312	$200,375	$187,175

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Claims Management	$49,858	$44,750	$98,256	$87,858
Medical Management	47,229	42,494	93,129	83,440
Total Broadspire Revenues before Reimbursements	$97,087	$87,244	$191,385	$171,298

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Contractor Connection	$18,118	$19,797	$35,063	$39,098
Networks	13,373	38,464	21,116	75,867
Subrogation	7,336	7,377	14,547	13,493
Total Platform Solutions Revenues before Reimbursements	$38,827	$65,638	$70,726	$128,458

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

Performance-based fees

The Company, from time-to-time, entered into contracts with certain clients within its International Operations that provided for additional fee revenues or revenue reductions based on its efficiency in managing claim portfolios and on the basis of claim outcomes and the resulting average claim costs for the respective portfolios. These amounts were in addition to, or a reduction of, the fee revenues discussed above. These performance-based revenues, which represented variable consideration, were based on performance metrics set forth in the underlying contracts. These were generally under multi-year contracts but with discrete individual contract year measurement periods that remained subject to adjustment until claim closure. Each period, the Company based its estimates of performance-based revenues on an individual contract year basis, which were subject to adjustment in future years based on changes in average claim costs. Accordingly, the amounts represented the Company's best estimate of amounts earned using historical averages and other factors. Because the expectation of the ultimate contingent revenue amounts to be earned could vary from period to period, these estimates could change significantly from quarter to quarter, and such adjustments could occur in future periods until the individual contract year measurement period was closed. Variable consideration was recognized when the Company concluded, based on all the facts and information available at the reporting date, that it was probable that a significant revenue reversal would not occur in future periods. In the 2023 fourth quarter, the Company completed its obligations for performance-based revenues under these contracts.

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. Deferred revenues related to lifetime claim handling arrangements approximated $40,123,000 and $39,800,000 as of June 30, 2024 and December 31, 2023, respectively. For all fixed fee service agreements, revenues are recognized over the expected service periods by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2024 and the significant activity affecting deferred revenues during the six months ended June 30, 2024:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2024	$60,411
Quarterly additions	24,919
Revenue recognized from the prior periods	(15,358)
Revenue recognized from current quarter additions	(8,941)
Balance as of March 31, 2024	$61,031
Quarterly additions	23,753
Revenue recognized from the prior periods	(15,799)
Revenue recognized from current quarter additions	(9,024)
Balance as of June 30, 2024	$59,961

Remaining Performance Obligations

As of June 30, 2024, the Company had $108,800,000 of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claims processing has not yet occurred. The Company expects to recognize approximately 73% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

The provision for income taxes on consolidated income before income taxes totaled $4,486,000 and $5,206,000 for the three months ended June 30, 2024 and 2023, respectively. The overall effective tax rate decreased to 34.5% for the three months ended June 30, 2024 compared with 38.4% for the 2023 period primarily due to one-time discrete tax items in the prior year period.

The provision for income taxes on consolidated income before income taxes totaled $5,533,000 and $10,477,000 for the six months ended June 30, 2024 and 2023, respectively. The overall effective tax rate decreased to 32.9% for the six months ended June 30, 2024 compared with 35.5% for the 2023 period primarily due to one-time discrete tax items in the prior year period.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 included the following components:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service cost	$378	$356	$762	$713
Interest cost	5,734	5,983	11,480	11,922
Expected return on assets	(6,414)	(6,796)	(12,823)	(13,568)
Amortization of actuarial loss	3,128	3,005	6,314	5,983
Net periodic cost	$2,826	$2,548	$5,733	$5,050

For the three months ended June 30, 2024 and 2023, the non-service components of net periodic pension expense totaled $2,448,000 and $2,192,000, respectively. For the six months ended June 30, 2024 and 2023, the non-service components of net periodic pension expense totaled $4,971,000 and $4,337,000, respectively. These amounts are included in "Other Loss, net" on the unaudited Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2024, the Company made no contributions to the U.S. defined benefit pension plan and $1,205,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and $1,025,000 to the U.K. defined benefit pension plans during the six months ended June 30, 2023.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$3,116	$2,031	$3,262	$2,236	$2,742	$1,799	$7,857	$5,397
Dividends paid	2,081	1,356	1,738	1,191	4,155	2,725	3,472	2,382
Net income attributable to common shareholders, basic	$5,197	$3,387	$5,000	$3,427	$6,897	$4,524	$11,329	$7,779

Denominator:
Weighted-average common shares outstanding, basic	29,728	19,374	28,956	19,848	29,657	19,458	28,899	19,848
Earnings per share - basic	$0.17	$0.17	$0.17	$0.17	$0.23	$0.23	$0.39	$0.39

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$3,134	$2,013	$3,299	$2,199	$2,763	$1,778	$7,918	$5,336
Dividends paid	2,081	1,356	1,738	1,191	4,155	2,725	3,472	2,382
Net income attributable to common shareholders, diluted	$5,215	$3,369	$5,037	$3,390	$6,918	$4,503	$11,390	$7,718

Denominator:
Weighted-average common shares outstanding, basic	29,728	19,374	28,956	19,848	29,657	19,458	28,899	19,848
Weighted-average effect of dilutive securities	443	—	814	—	568	—	557	—
Weighted-average common shares outstanding, diluted	30,171	19,374	29,770	19,848	30,225	19,458	29,456	19,848
Earnings per share - diluted	$0.17	$0.17	$0.17	$0.17	$0.23	$0.23	$0.39	$0.39

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Shares underlying stock options excluded	255	456	128	1,482
Performance stock grants excluded because performance conditions have not been met (1)	1,180	1,059	1,140	908

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and six months ended June 30, 2024 and 2023, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
CRD-A issued under the Non-Employee Director Stock Plan	(9)	—	62	134
CRD-A issued under the U.K. ShareSave Scheme	124	52	124	52
CRD-A issued under the Employee Stock Purchase Plan	—	—	32	27

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2024. Under the repurchase program, repurchases may be made through December 31, 2024 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At June 30, 2024, there were 1,268,558 remaining shares authorized to repurchase under the 2021 Repurchase Authorization.

During the six months ended June 30, 2024, the Company did not repurchase any shares of CRD-A and repurchased 230,861 shares of CRD-B at an average cost of $8.98. During the six months ended June 30, 2023, the Company did not repurchase any shares of CRD-A or CRD-B.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized (losses) gains from intra-entity loans that are long-term in nature of $(2,000) and $820,000 for the three and six months ended June 30, 2024. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(48,222)	$(166,570)	$(214,792)	$(49,486)	$(169,129)	$(218,615)
Other comprehensive loss before reclassifications	(2,116)	—	(2,116)	(852)	—	(852)
Amounts reclassified from accumulated other comprehensive income to net income	—	2,506	2,506	—	5,065	5,065
Net current period other comprehensive (loss) income	(2,116)	2,506	390	(852)	5,065	4,213
Ending balance	$(50,338)	$(164,064)	$(214,402)	$(50,338)	$(164,064)	$(214,402)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(44,849)	$(160,654)	$(205,503)	$(52,581)	$(162,740)	$(215,321)
Other comprehensive (loss) income before reclassifications	(1,990)	—	(1,990)	5,742		5,742
Amounts reclassified from accumulated other comprehensive income to net income	—	2,653	2,653		4,739	4,739
Net current period other comprehensive (loss) income	(1,990)	2,653	663	5,742	4,739	10,481
Ending balance	$(46,839)	$(158,001)	$(204,840)	$(46,839)	$(158,001)	$(204,840)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2024
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$10,983	$10,983	$—	$—

Liabilities:
Contingent earnout liability (2)	$4,561	$—	$—	$4,561

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data updated quarterly based on changes to projections of acquired entities over the respective earnout periods, which span multiple years. The Company recognized a pretax contingent earnout expense totaling $433,000 and $581,000 in the three months and six months ended June 30, 2024, respectively, related to the fair value adjustment of earnout liabilities. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and six months ended June 30, 2024. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

There were no goodwill impairments in 2023. The Company did not identify any impairment indicators during the three months ended March 31, 2024 or June 30, 2024.

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

Financial information for the three and six months ended June 30, 2024 and 2023 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
North America Loss Adjusting	$76,030	$76,362	$153,395	$153,959
International Operations	102,283	95,312	200,375	187,175
Broadspire	97,087	87,244	191,385	171,298
Platform Solutions	38,827	65,638	70,726	128,458
Total segment revenues before reimbursements	314,227	324,556	615,881	640,890
Reimbursements	12,626	13,073	24,045	24,677
Total revenues	$326,853	$337,629	$639,926	$665,567

Segment Operating Earnings:
North America Loss Adjusting	$4,885	$3,900	$9,364	$11,965
International Operations	5,702	3,742	7,392	6,777
Broadspire	15,091	8,148	27,895	16,075
Platform Solutions	1,469	8,106	2,584	18,072
Total segment operating earnings	27,147	23,896	47,235	52,889

Deduct:
Unallocated corporate and shared costs, net	(5,079)	(1,098)	(13,086)	(5,217)
Net corporate interest expense	(4,256)	(4,309)	(7,852)	(8,708)
Stock option expense	(139)	(139)	(306)	(295)
Amortization of acquisition-related intangible assets	(1,856)	(1,979)	(3,724)	(3,878)
Contingent earnout adjustments	(430)	(725)	(581)	(973)
Non-service pension costs	(2,399)	(2,095)	(4,872)	(4,266)
Income before income taxes	$12,988	$13,551	$16,814	$29,552

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

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
International Operations
International Loss Adjusting	$95,441	$89,300	$187,806	$175,294
Crawford Legal Services	6,842	6,012	12,569	11,881
Total Revenues before Reimbursements--International Operations	$102,283	$95,312	$200,375	$187,175

Broadspire
Claims Management	$49,858	$44,750	$98,256	$87,858
Medical Management	47,229	42,494	93,129	83,440
Total Revenues before Reimbursements--Broadspire	$97,087	$87,244	$191,385	$171,298

Platform Solutions
Contractor Connection	$18,118	$19,797	$35,063	$39,098
Networks	13,373	38,464	21,116	75,867
Subrogation	7,336	7,377	14,547	13,493
Total Revenues before Reimbursements--Platform Solutions	$38,827	$65,638	$70,726	$128,458

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On June 30, 2024, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,870,000.

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

(In thousands)	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$46,742	$58,363	$47,479	$46,007
Restricted cash within prepaid expenses and other current assets	1,601	1,182	974	638
Total cash, cash equivalents and restricted cash	$48,343	$59,545	$48,453	$46,645

13. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of these funds totaled $554,110,000 and $494,329,000 at June 30, 2024 and December 31, 2023, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of June 30, 2024, the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2024 and 2023, the condensed consolidated statements of shareholders' investment for the three-month periods ended March 31 and June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 5, 2024

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended June 30, 2024 and 2023, and as of June 30, 2024, and December 31, 2023, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2023. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Results of Operations

Consolidated revenues before reimbursements decreased $10.3 million, or (3.2)%, for the three months ended June 30, 2024 and $25.0 million, or (3.9)%, for the six months ended June 30, 2024, compared with the same periods of 2023. This decrease was primarily due to decreases in our Platform Solutions operating segment in the 2024 three and six month periods. Changes in foreign exchange rates decreased our consolidated revenues before reimbursements by $1.9 million, or (0.6)%, for the three months ended June 30, 2024 and $1.0 million, or (0.1)%, for the six months ended June 30, 2024, as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and six months ended June 30, 2024.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended June 30, 2023
(in thousands, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	% Variance
Revenues:
North America Loss Adjusting	$76,030	$76,362	(0.4)%	$76,447	0.1%
International Operations	102,283	95,312	7.3%	103,741	8.8%
Broadspire	97,087	87,244	11.3%	97,087	11.3%
Platform Solutions	38,827	65,638	(40.8)%	38,827	(40.8)%
Total revenues before reimbursements	314,227	324,556	(3.2)%	316,102	(2.6)%
Reimbursements	12,626	13,073	(3.4)%	12,636	(3.3)%
Total Revenues	$326,853	$337,629	(3.2)%	$328,738	(2.6)%

	Six Months Ended			Six Months Ended
				Based on exchange rates for the six months ended June 30, 2023
(in thousands, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	% Variance
Revenues:
North America Loss Adjusting	$153,395	$153,959	(0.4)%	$153,777	(0.1)%
International Operations	200,375	187,175	7.1%	200,949	7.4%
Broadspire	191,385	171,298	11.7%	191,385	11.7%
Platform Solutions	70,726	128,458	(44.9)%	70,726	(44.9)%
Total revenues before reimbursements	615,881	640,890	(3.9)%	616,837	(3.8)%
Reimbursements	24,045	24,677	(2.6)%	23,945	(3.0)%
Total Revenues	$639,926	$665,567	(3.9)%	$640,782	(3.7)%

Excluding foreign currency impacts, consolidated revenues before reimbursements decreased $8.5 million, or (2.6)%, for the three months ended June 30, 2024, and decreased $24.1 million, or (3.8)%, for the six months ended June 30, 2024 compared with the same periods of 2023. Revenues from the North America Loss Adjusting segment decreased slightly in the 2024 second quarter, however, excluding foreign currency impacts, improved slightly in comparison to the 2023 quarter. North America Loss Adjusting decreased slightly in the 2024 year-to-date period due to increased weather-related activity in the prior year period. Revenues from the International Operations segment increased in the 2024 second quarter and year-to-date periods, excluding the impacts of foreign currency, primarily due to increases in the U.K., Europe, and Latin America. Revenues from the Broadspire segment increased for the quarter and year-to-date due to an increase in Claims and Medical Management revenues. Revenues from the Platform Solutions segment decreased in the second quarter and year-to-date periods primarily due to increased weather-related activity in the prior year periods in our Networks service line.

Overall, there was a decrease in cases received of (11.6)% for the three months ended June 30, 2024 and a decrease of (7.9)% for the six months ended June 30, 2024. Within our North America Loss Adjusting segment, the reduction in cases received for the 2024 second quarter and year-to-date periods was primarily due to the loss of a customer in the Contractor Connection service line in Canada. There was a decline in cases within our Broadspire segment for the second quarter and year-to-date periods related to the non-recurrence of takeover claims for a disability client within Claims Management. The decrease in Broadspire claims was partially offset by an increase in Medical Management referrals for the second quarter, and more than offset by an increase in Medical Management referrals for the year-to-date period. Within our Platform Solutions segment, there was a decrease in each period presented related to the Networks and the Contractor Connection service lines. These reductions were partially offset by increases in our International Operations segment, primarily in Latin America and Australia, due increases in high-frequency, low-severity cases. Australia also had an increase in weather-related cases for the year-to-date period as compared to the prior year.

Cases received are presented below by segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	June 30, 2023	Variance
North America Loss Adjusting	59,544	73,685	(19.2)%	121,481	146,687	(17.2)%
International Operations	121,280	114,073	6.3%	256,932	240,556	6.8%
Broadspire	138,567	143,448	(3.4)%	274,265	272,170	0.8%
Platform Solutions	76,172	116,131	(34.4)%	152,442	214,621	(29.0)%
Total Crawford Cases Received	395,563	447,337	(11.6)%	805,120	874,034	(7.9)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and six months ended June 30, 2024:

		Three Months Ended
		June 30, 2024		June 30, 2023
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$189,743	60.4%	$204,854	63.1%
U.K.	GBP	41,420	13.2%	34,725	10.7%
Canada	CAD	22,201	7.1%	24,390	7.5%
Australia	AUD	22,316	7.1%	22,926	7.1%
Europe	EUR	15,661	5.0%	14,301	4.4%
Rest of World		22,886	7.2%	23,360	7.2%
Total Revenues, before reimbursements		$314,227		$324,556

		Six Months Ended
		June 30, 2024		June 30, 2023
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$369,464	60.0%	$404,711	63.1%
U.K.	GBP	81,675	13.3%	67,849	10.6%
Canada	CAD	46,042	7.5%	49,004	7.6%
Australia	AUD	41,977	6.8%	45,920	7.2%
Europe	EUR	30,546	5.0%	28,339	4.4%
Rest of World		46,177	7.4%	45,067	7.1%
Total Revenues, before reimbursements		$615,881		$640,890

Costs of services provided, before reimbursements, decreased $11.8 million, or (5.0)%, for the three months ended June 30, 2024, and decreased $24.5 million, or (5.3)% for the six months ended June 30, 2024 as compared with the 2023 periods. These decreases were primarily due to a decrease in compensation expense and other costs in the Platform Solutions segment resulting from the lower revenues, partially offset by increases in compensation expense and other costs in our three other operating segments.

Selling, general, and administrative ("SG&A") expenses increased $1.8 million, or 2.6%, in the three months ended June 30, 2024 as compared with the 2023 period. The increase was primarily due to professional fees, IT costs, and compensation expense, including taxes and benefits. SG&A expenses increased $12.4 million, or 9.0%, in the six months ended June 30, 2024 as compared with the 2023 period, primarily due to professional fees, IT costs, bad debt expense, and compensation expense, including taxes and benefits.

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

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represents segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, non-service pension costs, income taxes, and net loss attributable to noncontrolling interests.

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

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
North America Loss Adjusting	$76,030	$76,362	$153,395	$153,959
International Operations	102,283	95,312	200,375	187,175
Broadspire	97,087	87,244	191,385	171,298
Platform Solutions	38,827	65,638	70,726	128,458
Total Revenues before reimbursements	314,227	324,556	615,881	640,890
Reimbursements	12,626	13,073	24,045	24,677
Total Revenues	$326,853	$337,629	$639,926	$665,567
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$54,708	$54,619	$110,175	$108,783
% of related revenues before reimbursements	72.0%	71.5%	71.8%	70.7%
International Operations	66,047	62,331	131,026	123,752
% of related revenues before reimbursements	64.6%	65.4%	65.4%	66.1%
Broadspire	58,162	54,500	115,419	107,141
% of related revenues before reimbursements	59.9%	62.5%	60.3%	62.5%
Platform Solutions	23,404	43,689	42,334	84,600
% of related revenues before reimbursements	60.3%	66.6%	59.9%	65.9%
Total	$202,321	$215,139	$398,954	$424,276
% of Revenues before reimbursements	64.4%	66.3%	64.8%	66.2%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$16,437	$17,843	$33,856	$33,211
% of related revenues before reimbursements	21.6%	23.4%	22.1%	21.6%
International Operations	30,534	29,239	61,957	56,646
% of related revenues before reimbursements	29.9%	30.7%	30.9%	30.3%
Broadspire	23,834	24,596	48,071	48,082
% of related revenues before reimbursements	24.5%	28.2%	25.1%	28.1%
Platform Solutions	13,954	13,843	25,808	25,786
% of related revenues before reimbursements	35.9%	21.1%	36.5%	20.1%
Total before reimbursements	84,759	85,521	169,692	163,725
% of Revenues before reimbursements	27.0%	26.4%	27.6%	25.5%
Reimbursements	12,626	13,073	24,045	24,677
Total	$97,385	$98,594	$193,737	$188,402
% of Revenues	29.8%	29.2%	30.3%	28.3%
Segment Operating Earnings:
North America Loss Adjusting	$4,885	$3,900	$9,364	$11,965
% of related revenues before reimbursements	6.4%	5.1%	6.1%	7.8%
International Operations	5,702	3,742	7,392	6,777
% of related revenues before reimbursements	5.6%	3.9%	3.7%	3.6%
Broadspire	15,091	8,148	27,895	16,075
% of related revenues before reimbursements	15.5%	9.3%	14.6%	9.4%
Platform Solutions	1,469	8,106	2,584	18,072
% of related revenues before reimbursements	3.8%	12.3%	3.7%	14.1%
Deduct:
Unallocated corporate and shared costs, net	(5,079)	(1,098)	(13,086)	(5,217)
Net corporate interest expense	(4,256)	(4,309)	(7,852)	(8,708)
Stock option expense	(139)	(139)	(306)	(295)
Amortization of acquisition-related intangible assets	(1,856)	(1,979)	(3,724)	(3,878)
Contingent earnout adjustments	(430)	(725)	(581)	(973)
Non-service pension costs	(2,399)	(2,095)	(4,872)	(4,266)
Income before income taxes	12,988	13,551	16,814	29,552
Provision for income taxes	(4,486)	(5,206)	(5,533)	(10,477)
Net income	8,502	8,345	11,281	19,075
Net loss attributable to noncontrolling interests	82	82	140	33
Net income attributable to shareholders of Crawford & Company	$8,584	$8,427	$11,421	$19,108

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $4.9 million, or 6.4% of revenues before reimbursements, for the three months ended June 30, 2024, compared with 2023 operating earnings of $3.9 million, or 5.1% of revenues before reimbursements. For the six months ended June 30, 2024, our North American Loss Adjusting segment reported operating earnings of $9.4 million, or 6.1% of revenues before reimbursements, compared with 2023 operating earnings of $12.0 million, or 7.8% of revenues before reimbursements. The increase in operating earnings in the 2024 second quarter was due to an increase in productivity in Global Technical Services. The decrease in year-to-date operating earnings was due to the decrease in revenues in Canada and U.S. Field Operations and reduced staff utilization related to the increased weather-related activity in the prior year period.

Excluding centralized indirect support costs, gross profit increased from $13.4 million, or 17.5% of revenues before reimbursements in 2023, to $14.6 million, or 19.1% of revenues before reimbursements, in the three months ended June 30, 2024, due to better performance in Global Technical Services. For the six months ended June 30, 2024, gross profit decreased from $30.7 million or 19.9% of revenues before reimbursements in 2023 to $29.1 million, or 19.0% of revenues before reimbursements, due primarily to the revenue decrease in the U.S. and Canada, specifically in the first quarter, as compared to the prior year.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three and six months ended June 30, 2024 and 2023 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2023
Three Months Ended June 30,	2024	2023	Variance	2024	Variance
Revenues	$76,030	$76,362	(0.4)%	$76,447	0.1%
Direct expenses	61,473	63,004	(2.4)%	61,839	(1.8)%
Gross profit	14,557	13,358	9.0%	14,608	9.4%
Indirect expenses	9,672	9,458	2.3%	9,751	3.1%
Total North America Loss Adjusting Operating Earnings	$4,885	$3,900	25.3%	$4,857	24.5%

Gross profit margin	19.1%	17.5%	1.6%	19.1%	1.6%
Operating margin	6.4%	5.1%	1.3%	6.4%	1.3%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2023
Six Months Ended June 30,	2024	2023	Variance	2024	Variance
Revenues	$153,395	$153,959	(0.4)%	$153,777	(0.1)%
Direct expenses	124,326	123,257	0.9%	124,629	1.1%
Gross profit	29,069	30,702	(5.3)%	29,148	(5.1)%
Indirect expenses	19,705	18,737	5.2%	19,774	5.5%
Total North America Loss Adjusting Operating Earnings	$9,364	$11,965	(21.7)%	$9,374	(21.7)%

Gross profit margin	19.0%	19.9%	(0.9)%	19.0%	(0.9)%
Operating margin	6.1%	7.8%	(1.7)%	6.1%	(1.7)%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2023
(in thousands, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	Variance
U.S.	$53,829	$51,972	3.6%	$53,829	3.6%
Canada	22,201	24,390	(9.0)%	22,618	(7.3)%
Total North America Loss Adjusting Revenues before Reimbursements	$76,030	$76,362	(0.4)%	$76,447	0.1%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2023
(in thousands, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	Variance
U.S.	$107,353	$104,955	2.3%	$107,353	2.3%
Canada	46,042	49,004	(6.0)%	46,424	(5.3)%
Total North America Loss Adjusting Revenues before Reimbursements	$153,395	$153,959	(0.4)%	$153,777	(0.1)%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $76.0 million in the three months ended June 30, 2024, compared with $76.4 million in the 2023 period. This slight decrease was due to a decrease in Canada and U.S. Field Operations, partially offset by an increase in U.S. Global Technical Services revenues. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately (0.5)%, or $(0.4) million, for the three months ended June 30, 2024 as compared with the 2023 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $76.4 million for the three months ended June 30, 2024. There was a decrease in segment unit volume, measured principally by cases received, of (19.2)% for the three months ended June 30, 2024, compared with the 2023 period. This includes a decrease in high-frequency, low-severity cases received in Contractor Connection in Canada of 13,500 or 18.3% for which minimal revenue was received. Changes in product mix and in the rates charged for those services accounted for a 1.0% revenue increase for the three months ended June 30, 2024 compared with the same period in 2023, due to increases in pricing and average fee per case.

Revenues before reimbursements from our North America Loss Adjusting segment totaled $153.4 million in the six months ended June 30, 2024, compared with $154.0 million in the 2023 period. This slight decrease was due to a decrease in Canada and U.S. Field Operations, partially offset by an increase in U.S. Global Technical Services revenues. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately (0.3)%, or $(0.4) million, for the six months ended June 30, 2024 as compared with the 2023 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $153.8 million for the six months ended June 30, 2024. There was a decrease in segment unit volume, measured principally by cases received, of (17.2)% for the six months ended June 30, 2024, compared with the 2023 period. This includes a decrease in high-frequency, low-severity cases received in Contractor Connection in Canada of 23,900 or 16.3% for which minimal revenue was received. Changes in product mix and in the rates charged for those services accounted for a 0.8% revenue increase for the six months ended June 30, 2024 compared with the same period in 2023, due to increases in pricing and average fee per case.

The increase in revenues in the U.S. for the three and six months ended June 30, 2024 was due to an increase in in Global Technical Services revenues from an increase in expert adjusting staff and increased business from new and existing clients offset by a decrease in U.S. Field Operations due to increased weather-related activity in the prior year period.

Revenue variance components for our North America Loss Adjusting segment, for the three and six months ended June 30, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Decrease in cases received	(19.2)%	(17.2)%
Decrease due to foreign currency exchange rates	(0.5)%	(0.3)%
Contractor Connection Canada high-frequency, low-severity case reduction due to loss of client	18.3%	16.3%
Change in product mix and rates	1.0%	0.8%
Decrease in Revenues before Reimbursements	(0.4)%	(0.4)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $2.3 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively. Reimbursements were $4.3 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively. These decreases were due to the decrease in revenues and decrease in claims received in Canada.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	June 30, 2023	Variance
U.S.	36,560	36,698	(0.4)%	72,910	73,774	(1.2)%
Canada	22,984	36,987	(37.9)%	48,571	72,913	(33.4)%
Total North America Loss Adjusting Cases Received	59,544	73,685	(19.2)%	121,481	146,687	(17.2)%

Overall, there was a decrease in cases of (19.2)% in the three months ended June 30, 2024, compared to the same period in 2023. The decrease in U.S. case volumes in the 2024 second quarter was due to increased weather-related activity in the prior year period partially offset by an increase in Global Technical Services. There was a decrease in cases in Canada in the 2024 second quarter primarily due to 13,500 less high-frequency, low-severity Contractor Connection cases related to the loss of a customer, as compared with the 2023 period.

There was a decrease in cases of (17.2)% in the six months ended June 30, 2024, compared to the same period in 2023. The decrease in U.S. case volumes in the 2024 year-to-date period was due to increased weather-related activity in the prior year period partially offset by an increase in Global Technical Services. There was a decrease in cases in Canada in the 2024 year-to-date period primarily due to 23,900 less high-frequency, low-severity Contractor Connection cases related to the loss of a customer, as compared with the 2023 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 72.0% for the three months ended June 30, 2024 compared with 71.5% for the 2023 period. For the six months ended June 30, 2024, these expenses were 71.8% compared with 70.7% for the 2023 period. The total dollar amount of these expenses increased slightly to $54.7 million for the three months ended June 30, 2024 from $54.6 million for the comparable 2023 period, and were $110.2 million for the six months ended June 30, 2024 increasing from $108.8 million in 2023. The year-to-date increase was due to an increase in employees in U.S. Global Technical Services. The increase in the percentage of revenues before reimbursements is due to lower staff utilization in U.S. Field Operations and Canada, compared to the 2023 periods. There was an average of 2,029 full-time equivalent employees in this segment in the six months ended June 30, 2024 compared with an average of 2,073 in the 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $16.4 million for the three months ended June 30, 2024 compared with $17.8 million for the 2023 period. As a percentage of revenues before reimbursements, these expenses were 21.6% for the three months ended June 30, 2024 compared with 23.4% for the 2023 period. For the six months ended June 30, 2024, these expenses were $33.9 million, compared with $33.2 million for the 2023 period. As a percentage of revenues before reimbursements, these expenses were 22.1% for the six months ended June 30, 2024 compared with 21.6% for the 2023 period. The decrease in the 2024 second quarter expenses and percentage of revenues before reimbursements was due improvements in the allowance for estimated credit losses as compared to the 2023 period. The increase in the 2024 year-to-date amounts and percentage of revenues before reimbursements was due to higher technology investments, auto expenses, and self-insurance costs, which offset the second quarter decrease.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $5.7 million, or 5.6% of revenues before reimbursements, for the three months ended June 30, 2024, compared with $3.7 million, or 3.9% of revenues before reimbursements, in the 2023 period. For the six months ended June 30, 2024, our International Operations segment reported operating earnings of $7.4 million, or 3.7% of revenues before reimbursements, compared with operating earnings in 2023 of $6.8 million, or 3.6% of revenues before reimbursements. The increase in operating earnings in the 2024 periods was primarily due to increases in the U.K. and Europe.

Excluding centralized indirect support costs, gross profit increased from $17.0 million, or 17.9% of revenues before reimbursements in 2023, to $19.2 million, or 18.8% of revenues before reimbursements, in the three months ended June 30, 2024. For the six months ended June 30, 2024, gross profit increased from $32.7 million, or 17.5% of revenues before reimbursements in 2023, to $35.2 million, or 17.6% of revenues before reimbursements. The increase in gross profit in the 2024 periods was driven by the increase in revenues.

Operating results for our International Operations segment, including gross profit, for the three and six months ended June 30, 2024 and 2023 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2023
Three Months Ended June 30,	2024	2023	Variance	2024	Variance
Revenues	$102,283	$95,312	7.3%	$103,741	8.8%
Direct expenses	83,096	78,281	6.2%	83,954	7.2%
Gross profit	19,187	17,031	12.7%	19,787	16.2%
Indirect expenses	13,485	13,289	1.5%	13,788	3.8%
Total International Operations Operating Earnings	$5,702	$3,742	52.4%	$5,999	60.3%

Gross profit margin	18.8%	17.9%	0.9%	19.1%	1.2%
Operating margin	5.6%	3.9%	1.7%	5.8%	1.9%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2023
Six Months Ended June 30,	2024	2023	Variance	2024	Variance
Revenues	$200,375	$187,175	7.1%	$200,949	7.4%
Direct expenses	165,207	154,440	7.0%	164,753	6.7%
Gross profit	35,168	32,735	7.4%	36,196	10.6%
Indirect expenses	27,776	25,958	7.0%	28,006	7.9%
Total International Operations Operating Earnings	$7,392	$6,777	9.1%	$8,190	20.8%

Gross profit margin	17.6%	17.5%	0.1%	18.0%	0.5%
Operating margin	3.7%	3.6%	0.1%	4.1%	0.5%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2023
(in thousands, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	Variance
U.K.	$41,420	$34,725	19.3%	$40,135	15.6%
Europe	24,453	23,160	5.6%	24,558	6.0%
Australia	22,316	22,926	(2.7)%	23,074	0.6%
Asia	5,604	5,888	(4.8)%	5,816	(1.2)%
Latin America	8,490	8,613	(1.4)%	10,158	17.9%
Total International Operations Revenues before Reimbursements	$102,283	$95,312	7.3%	$103,741	8.8%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2023
(in thousands, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	Variance
U.K.	$81,675	$67,849	20.4%	$78,653	15.9%
Europe	48,074	45,924	4.7%	47,877	4.3%
Australia	41,977	45,920	(8.6)%	43,195	(5.9)%
Asia	10,973	11,515	(4.7)%	11,280	(2.0)%
Latin America	17,676	15,967	10.7%	19,944	24.9%
Total International Operations Revenues before Reimbursements	$200,375	$187,175	7.1%	$200,949	7.4%

Revenues before reimbursements from our International Operations segment totaled $102.3 million in the three months ended June 30, 2024, compared with $95.3 million in the 2023 period. This increase was due to an increase in the U.K. and Europe. The change in exchange rates decreased our International Operations segment revenues by approximately (1.5)%, or $1.5 million, for the three months ended June 30, 2024 as compared with the 2023 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $103.7 million for the three months ended June 30, 2024. There was an increase in segment unit volume, measured principally by cases received, of 6.3% for the three months ended June 30, 2024, compared with the 2023 period. There was an increase in high-frequency, low-severity cases of 3,700, or (3.2)%. Revenues increased by $3.0 million, or 3.1%, related to severe storms in Australia for which cases were recorded in the first quarter. Changes in product mix and in the rates charged for those services accounted for a 2.6% revenue increase for the three months ended June 30, 2024 compared with the same period in 2023.

Revenues before reimbursements from our International Operations segment totaled $200.4 million in the six months ended June 30, 2024, compared with $187.2 million in the 2023 period. This increase was primarily due to increases in the U.K, Europe, and Latin America. The change in exchange rates decreased our International Operations segment revenues by approximately (0.3)%, or $0.6 million, for the six months ended June 30, 2024 as compared with 2023. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $200.9 million for the six months ended June 30, 2024. There was an increase in segment unit volume, measured principally by cases received, of 6.8% for the six months ended June 30, 2024, compared with the 2023 period. There was an increase in high-frequency, low-severity cases of 3,500, or (1.5)%. Changes in product mix and in the rates charged for those services accounted for a 2.1% revenue increase for the six months ended June 30, 2024 compared with the same period in 2023.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the 2024 second quarter and year-to-date periods was due to an increase in property and third party administration revenues driven by higher value claims. There was an increase in revenues in Europe in the 2024 periods, compared with 2023, due to increases in Netherlands and Germany. There was a decrease in revenues in Australia for the year-to-date period due to a large flooding event in 2022 that continued to provide revenues into 2023. There was a decrease in revenues in Asia in the 2024 second quarter, compared with 2023, due to decreased large loss claims in Thailand and increased weather-related activity in the prior year period in the Philippines. The increase in revenues in Latin America in the 2024 periods was primarily driven by increased volumes across third-party administration and loss adjusting.

Revenue variance components for our International Operations segment, for the three and six months ended June 30, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Increase in cases received	6.3%	6.8%
Decrease due to foreign currency exchange rates	(1.5)%	(0.3)%
Change in high-frequency, low-severity cases received	(3.2)%	(1.5)%
Revenues recorded in Australia in the second quarter related to storms with claims occurring in the first quarter	3.1%	—
Change in product mix and rates	2.6%	2.1%
Increase in Revenues before Reimbursements	7.3%	7.1%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $8.7 million and $9.1 million for the three months ended June 30, 2024 and 2023, respectively. Reimbursements were $17.2 million and $16.7 million for the six months ended June 30, 2024 and 2023, respectively.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	June 30, 2023	Variance
U.K.	33,033	38,224	(13.6)%	73,021	83,176	(12.2)%
Europe	46,189	43,409	6.4%	88,878	86,901	2.3%
Australia	12,616	9,037	39.6%	32,937	19,030	73.1%
Asia	5,701	7,027	(18.9)%	12,005	12,215	(1.7)%
Latin America	23,741	16,376	45.0%	50,091	39,234	27.7%
Total International Operations Cases Received	121,280	114,073	6.3%	256,932	240,556	6.8%

Overall, there was an increase in cases received of 6.3% for the three months ended June 30, 2024, compared with the 2023 period. There was a decrease in the U.K. in the second quarter due to decreases in high-frequency, low-severity cases in third party administration. Cases increased in Europe due to an increase in high-frequency, low-severity cases in the Middle East and an increase in claims in Germany and the Netherlands. Cases increased in Australia due to an increase in high-frequency, low-severity cases in Contractor Connection. The decrease in cases received in Asia was due to a reduction in high-frequency, low-severity cases in Malaysia and a reduction in Travel claims in Singapore. Latin America experienced an increase in high-frequency, low-severity cases received in Brazil.

There was an increase in cases received of 6.8% for the six months ended June 30, 2024, compared with the 2023 period. There was a decrease in cases in the U.K., due to decreases in high-frequency, low-severity cases in third party administration. Cases increased in Europe due to an increase in high-frequency, low-severity cases in the Middle East and an increase in claims in Germany and the Netherlands, partially offset by a decrease in claims from Sweden. Australia increased due to an increase in weather-related cases as well as an increase in high-frequency, low-severity cases in Contractor Connection. The decrease in cases received in Asia was due to a reduction in high-frequency, low-severity cases in Malaysia and a reduction in Travel claims in Singapore. Latin America experienced an increase in high-frequency, low-severity cases received in Brazil as well as cases received in Chile.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 64.6% for the three months ended June 30, 2024 compared with 65.4% for the 2023 period. The total dollar amount of these expenses was $66.0 million for the three months ended June 30, 2024, compared to $62.3 million for the 2023 period. For the six months ended June 30, 2024, these expenses were 65.4%, compared with 66.1% in 2023, and were $131.0 million for the six months ended June 30, 2024 compared to $123.8 million in 2023. The increase was due to increases in compensation expense, including incentive compensation. The decrease in the percentage of revenues before reimbursements is due to higher revenues in the 2024 periods and improved staff utilization. There was an average of 3,623 full-time equivalent employees in this segment in the six months ended June 30, 2024, compared with an average of 3,668 in the comparable 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $30.5 million for the three months ended June 30, 2024 compared with $29.2 million for the 2023 period. As a percentage of revenues before reimbursements, these expenses were 29.9% for the three months ended June 30, 2024 compared with 30.7% for the 2023 period. For the six months ended June 30, 2024, these expenses were $62.0 million, compared with $56.6 million for the 2023 period. As a percentage of revenues before reimbursements, these expenses were 30.9% for the six months ended June 30, 2024, compared with 30.3% for the 2023 period. The increase in the expense for the 2024 second quarter was due to an increase in revenues, while the percentage of revenues before reimbursements decreased due to improved operating leverage. The increase in the year-to-date expense and percent of revenues before reimbursements was due to increased IT application costs and increased self-insurance costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $15.1 million, or 15.5% of revenues before reimbursements, for the three months ended June 30, 2024 as compared with $8.1 million, or 9.3% of revenues before reimbursements, for the second quarter of 2023. For the six months ended June 30, 2024, our Broadspire segment reported operating earnings of $27.9 million, or 14.6% of revenues before reimbursements, compared with 2023 operating earnings of $16.1 million, or 9.4% of revenues before reimbursements. The increase in the 2024 second quarter and year-to-date periods was due to an increase in revenues resulting from new client programs, increased medical management usage, and pricing improvements.

Excluding centralized indirect support costs, second quarter gross profit increased from $19.8 million, or 22.6% of revenues before reimbursements, in 2023 to $26.3 million, or 27.1% of revenues before reimbursements in 2024. For the six months ended June 30, 2024, gross profit increased from $39.0 million, or 22.8% of revenues before reimbursements in 2023, to $50.6 million, or 26.5% of revenues before reimbursements. This increase was due to the increased revenues and improved staff utilization.

Operating results for our Broadspire segment, including gross profit, for the three and six months ended June 30, 2024 and 2023 were as follows:

	In thousands (except percentages)
Three Months Ended June 30,	2024	2023	Variance
Revenues	$97,087	$87,244	11.3%
Direct expenses	70,744	67,484	4.8%
Gross profit	26,343	19,760	33.3%
Indirect expenses	11,252	11,612	(3.1)%
Total Broadspire Operating Earnings	$15,091	$8,148	85.2%

Gross profit margin	27.1%	22.6%	4.5%
Operating margin	15.5%	9.3%	6.2%

	In thousands (except percentages)
Six Months Ended June 30,	2024	2023	Variance
Revenues	$191,385	$171,298	11.7%
Direct expenses	140,737	132,289	6.4%
Gross profit	50,648	39,009	29.8%
Indirect expenses	22,753	22,934	(0.8)%
Total Broadspire Operating Earnings	$27,895	$16,075	73.5%

Gross profit margin	26.5%	22.8%	3.7%
Operating margin	14.6%	9.4%	5.2%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2024	June 30, 2023	Variance
Claims Management	$49,858	$44,750	11.4%
Medical Management	47,229	42,494	11.1%
Total Broadspire Revenues before Reimbursements	$97,087	$87,244	11.3%

	Six Months Ended
(in thousands, except percentages)	June 30, 2024	June 30, 2023	Variance
Claims Management	$98,256	$87,858	11.8%
Medical Management	93,129	83,440	11.6%
Total Broadspire Revenues before Reimbursements	$191,385	$171,298	11.7%

Revenues before reimbursements from our Broadspire segment totaled $97.1 million in the three months ended June 30, 2024 compared with $87.2 million in the 2023 period. This increase was primarily due to an increase in new client growth across both service lines. There was a decrease in segment unit volume, measured principally by cases received, of (3.4)% for the three months ended June 30, 2024 compared with the same period of 2023. This was primarily due to takeover claims for a disability client in the prior year second quarter, which resulted in 17,700 claims, or 12.3%, with minimal revenues which did not recur in 2024. Revenues were positively impacted by $1.1 million increase in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or 1.3% of the increase in revenues. There was also a $2.5 million increase in revenues within our Medical Management service line for which no cases are received, or 2.8% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a (1.7)% revenue decrease for the 2024 second quarter compared with the 2023 period.

For the six months ended June 30, 2024, revenues before reimbursements from our Broadspire segment totaled $191.4 million compared with $171.3 million in the 2023 period. This increase was primarily due to an increase in new client growth across both service lines. There was an increase in segment unit volume, measured principally by cases received, of 0.8% for the six months ended June 30, 2024 compared with the same period of 2023. There was a decrease in claims related to the prior year takeover claims for a disability client in the prior year second quarter, which resulted in 17,700 claims, or 6.5%, with minimal revenues which did not recur in 2024. Revenues were positively impacted by $2.3 million increase in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or 1.4% of the increase in revenues. There was also a $5.3 million increase in revenues within our Medical Management service line for which no cases are received, or 3.1% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a (0.1)% revenue decrease for the 2024 six-month period compared with the 2023 period,

Revenue variance components for our Broadspire segment, for the three and six months ended June 30, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Decrease) Increase in cases received	(3.4)%	0.8%
Reduction in high-frequency, low-severity disability cases within claims management due to prior year takeover cases for a specific client	12.3%	6.5%
Increase in claims management revenues with no cases received	1.3%	1.4%
Increase in medical management revenues with no cases received	2.8%	3.1%
Change in product mix and rates	(1.7)%	(0.1)%
Increase in Revenues before Reimbursements	11.3%	11.7%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $1.0 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively. Reimbursements were $1.9 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase in the 2024 periods was primarily due to the increased revenues in the current period.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	June 30, 2023	Variance
Claims Management	97,163	106,730	(9.0)%	191,428	202,537	(5.5)%
Medical Management	41,404	36,718	12.8%	82,837	69,633	19.0%
Total Broadspire Cases Received	138,567	143,448	(3.4)%	274,265	272,170	0.8%

Overall case volumes decreased (3.4)% for the three months ended June 30, 2024 due primarily to the non-recurrence of 17,700 takeover claims for a disability client within Claims Management. This was offset by an increase in Medical Management referrals. Case volumes were 0.8% higher for the six months ended June 30, 2024 due to the increase of Medical Management referrals, partially offset by the non-recurring 17,700 takeover claims within Claims Management.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. These expenses totaled $58.2 million for the three months ended June 30, 2024, compared to $54.5 million for the 2023 period. As a percent of the related revenues before reimbursements, these expenses decreased from 62.5% in the 2023 second quarter to 59.9% in 2024 second quarter. For the six months ended June 30, 2024, these expenses totaled $115.4 million, compared to $107.1 million in 2023. For the six months ended June 30, 2024, these expenses, as a percent of the related revenues before reimbursements, decreased from 62.5% in 2023 to 60.3% in 2024. The increase in cost in the second quarter and year-to-date periods was primarily due to increased employees, average wages, and incentive compensation. Improved efficiency with higher revenues combined for lower percentages of revenues before reimbursements. Average full-time equivalent employees in this segment totaled 2,674 in the six months ended June 30, 2024, compared with 2,602 in the 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 24.5% for the three months ended June 30, 2024, compared with 28.2% in the 2023 period. The amount of these expenses decreased from $24.6 million for the three months ended June 30, 2023 to $23.8 million in 2024 related to lower amortization and indirect support costs. For each of the six months ended June 30, 2024 and June 30, 2023, these expenses were $48.1 million. As a percentage of revenues before reimbursements, these expenses were 25.1% for the six months ended June 30, 2024, compared with 28.1% for the 2023 period. The decrease in the expense as a percent of revenues before reimbursements was due to the increased revenues and operating efficiencies.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $1.5 million for the three months ended June 30, 2024, compared with operating earnings of $8.1 million in the 2023 period. The segment operating margin decreased from 12.3% for the three months ended June 30, 2023, to 3.8% in the comparable 2024 period. For the six months ended June 30, 2024, our Platform Solutions segment reported operating earnings of $2.6 million, or 3.7% of revenues before reimbursements, compared with 2023 operating earnings of $18.1 million, or 14.1% of revenues before reimbursements. The decrease was primarily due to a reduction in revenues in our Networks service line due to increased weather-related activity in the prior year period resulting in decreased need for staff augmentation services in the 2024 periods.

Excluding indirect support costs, gross profit in the second quarter decreased from $13.9 million, or 21.2% of revenues before reimbursements in 2023, to $7.3 million, or 18.8% of revenues before reimbursements, in 2024. For the six months ended June 30, 2024, gross profit decreased from $29.4 million, or 22.9% of revenues before reimbursements in 2023, to $14.5 million, or 20.6% of revenues before reimbursements in 2024. This decrease was primarily due to a reduction in revenues in our Networks service line due to increased weather-related activity in the prior year periods resulting in decreased need for staff augmentation services by our clients in the 2024 periods.

Operating results for our Platform Solutions segment, including gross profit, for the three and six months ended June 30, 2024 and 2023 were as follows:

	In thousands (except percentages)
Three Months Ended June 30,	2024	2023	Variance
Revenues	$38,827	$65,638	(40.8)%
Direct expenses	31,511	51,726	(39.1)%
Gross profit	7,316	13,912	(47.4)%
Indirect expenses	5,847	5,806	0.7%
Total Platform Solutions Operating Earnings	$1,469	$8,106	(81.9)%

Gross profit margin	18.8%	21.2%	(2.4)%
Operating margin	3.8%	12.3%	(8.5)%

	In thousands (except percentages)
Six Months Ended June 30,	2024	2023	Variance
Revenues	$70,726	$128,458	(44.9)%
Direct expenses	56,179	99,012	(43.3)%
Gross profit	14,547	29,446	(50.6)%
Indirect expenses	11,963	11,374	5.2%
Total Platform Solutions Operating Earnings	$2,584	$18,072	(85.7)%

Gross profit margin	20.6%	22.9%	(2.3)%
Operating margin	3.7%	14.1%	(10.4)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2024	June 30, 2023	Variance
Contractor Connection	$18,118	$19,797	(8.5)%
Networks	13,373	38,464	(65.2)%
Subrogation	7,336	7,377	(0.6)%
Total Platform Solutions Revenues before Reimbursements	$38,827	$65,638	(40.8)%

	Six Months Ended
(in thousands, except percentages)	June 30, 2024	June 30, 2023	Variance
Contractor Connection	$35,063	$39,098	(10.3)%
Networks	21,116	75,867	(72.2)%
Subrogation	14,547	13,493	7.8%
Total Platform Solutions Revenues before Reimbursements	$70,726	$128,458	(44.9)%

Revenues before reimbursements from our Platform Solutions segment totaled $38.8 million in the three months ended June 30, 2024, compared with $65.6 million in the 2023 period. This decrease was primarily due to a reduction in our Networks service line where we provide staff augmentation for our clients, along with a decrease in our Contractor Connection service line due to increased weather-related activity in the prior year period. There was a decrease in segment unit volume, measured principally by cases received, of (34.4)%, for the three months ended June 30, 2024, compared with the 2023 period. There was a reduction in low value inspection services cases within our Networks service line of 8,100 cases, or 6.9% in the three months ended June 30, 2024, compared to 2023. There was a decrease in revenues from higher average value staff argumentation services in our Networks service line which decreased revenues (12.6)% in the 2024 second quarter. Changes in product mix and in the rates charged for those services accounted for a (0.7)% revenue decrease for the 2024 three-month period compared with 2023, due to decreases in average case values.

For the six months ended June 30, 2024, revenues before reimbursements from our Platform Solutions segment totaled $70.7 million, compared with $128.5 million in the 2023 period. This decrease was primarily due to a reduction in our Networks service line where we provide staff augmentation for our clients, along with a decrease in our Contractor Connection service line due to increased weather-related activity in the prior year period, offset partially by an increase in our Subrogation service line. There was a decrease in segment unit volume, measured principally by cases received, of (29.0)%, compared with the 2023 period. There was a reduction in low value inspection services cases within our Networks service line of 15,200 cases, or 9.2% in the six months ended June 30, 2024, compared to 2023. There was a decrease in revenues from higher average value staff argumentation services in our Networks service line which resulted in decreased revenues of (22.6)% in the 2024 six-month period. Changes in product mix and in the rates charged for those services accounted for a (2.5)% revenue decrease for the 2024 six-month period compared with 2023, due to decreases in average case values.

Revenue variance components for our Platform Solutions segment, for the three and six months ended June 30, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Decrease in cases received	(34.4)%	(29.0)%
Reduction in low value inspection services cases	6.9%	9.2%
Decrease in revenues from higher average value staff augmentation services	(12.6)%	(22.6)%
Change in product mix and rates	(0.7)%	(2.5)%
Decrease in Revenues before Reimbursements	(40.8)%	(44.9)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $0.4 million for the three months ended June 30, 2024 compared with $0.7 million in the 2023 period. Reimbursements were $0.4 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was due the reduced Networks revenues in the 2024 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2024	June 30, 2023	Variance	June 30, 2024	June 30, 2023	Variance
Contractor Connection	29,260	35,079	(16.6)%	62,889	74,396	(15.5)%
Networks	36,836	73,080	(49.6)%	69,588	124,696	(44.2)%
Subrogation	10,076	7,972	26.4%	19,965	15,529	28.6%
Total Platform Solutions Cases Received	76,172	116,131	(34.4)%	152,442	214,621	(29.0)%

Overall case volumes were (34.4)% lower in the three months ended June 30, 2024 and (29.0)% lower in the six months ended June 30, 2024, compared with the 2023 periods, due to decreases in Contractor Connection and Networks driven by increased weather-related activity in the prior year periods. There was a reduction in low value inspection services cases within our Networks service line of 8,100 and 15,200 cases in the three and six months ended June 30, 2024, respectively, as compared to the 2023 periods. The decrease in cases in our Networks service line in the 2024 periods is due to increased weather-related activity in the prior year periods. There was a decrease in cases received in our Contractor Connection service line in the 2024 periods due to increased weather-related activity in the prior year periods. The increase in cases in our Subrogation service line during the quarter and year-to-date periods was due to a change in product mix.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 60.3% in the 2024 second quarter compared with 66.6% in the 2023 quarter. For the six months ended June 30, 2024, these expenses were 59.9% compared with 65.9% in 2023. The dollar amount of these expenses was $23.4 million for the 2024 second quarter and $43.7 million in the 2023 quarter, and were $42.3 million for the six months ended June 30, 2024 compared to $84.6 million in 2023. The decrease in costs in the second quarter and year-to-date periods was due to the reduction in revenues. There was an average of 898 full-time equivalent employees in the Platform Solutions segment in the 2024 year-to-date period, compared with an average of 1,459 for the 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 35.9% of Platform Solutions revenues before reimbursements for the three months ended June 30, 2024 compared with 21.1% for the period in 2023. The dollar amount of these expenses was $14.0 million for the 2024 second quarter and $13.8 million in the 2023 quarter. For the six months ended June 30, 2024, the dollar amount of these expenses remained consistent with the 2024 period at $25.8 million. As a percentage of revenues before reimbursements, these expenses were 36.5% for the six months ended June 30, 2024, compared with 20.1% for the 2023 period. The increase as a percent of revenues before reimbursements for the second quarter and year-to-date periods is due to the lower revenues in the 2024 periods.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, amounts related to uncertain income tax positions, and goodwill impairments. We estimate that our effective income tax rate for 2024 will be approximately 32% to 34% after considering known discrete items as of June 30, 2024.

The provision for income taxes on consolidated income before income tax totaled $4.5 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively. The overall effective tax rate decreased to 34.5% for the three months ended June 30, 2024 compared with 38.4% for the 2023 period primarily due to one-time discrete tax items in the prior year period.

The provision for income taxes on consolidated income before income tax totaled $5.5 million and $10.5 million for the six months ended June 30, 2024 and 2023, respectively. The overall effective tax rate decreased to 32.9% for the six months ended June 30, 2024 compared with 35.5% for the 2023 period primarily due to one-time discrete tax items in the prior year period.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $5.1 million and $5.0 million for the three months ended June 30, 2024 and 2023, respectively. Interest income was $0.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively. Corporate interest expense totaled $9.6 million for each of the six months ended June 30, 2024 and 2023. Interest income was $1.7 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.1 million for each of the three months ended June 30, 2024 and 2023. Stock option expense totaled $0.3 million for each of the six months ended June 30, 2024 and 2023.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.9 million and $2.0 million for the three months ended June 30, 2024 and 2023. Amortization expense associated with these intangible assets totaled $3.7 million for the six months ended June 30, 2024 and $3.9 million for the 2023 period. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and six months ended June 30, 2024 and 2023, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $5.1 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. The increase in the 2024 second quarter was primarily due to an increase in professional fees and other reserves. For the six months ended June 30, 2024 and 2023, unallocated corporate and shared costs were $13.1 million and $5.2 million, respectively. The increase in the year-to-date period was primarily due to an increase in professional fees, compensation-related costs, and other reserves.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This expense totaled $0.4 million and $0.6 million for the three and six months ended June 30, 2024, respectively, compared to $0.7 million and $1.0 million for the three and six months ended June 30, 2023, respectively. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Costs

Non-service pension costs totaled $2.4 million and $4.9 million for the three and six months ended June 30, 2024, respectively, compared to $2.1 million and $4.3 million for the three and six months ended June 30, 2023, respectively. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At June 30, 2024, our working capital balance (current assets less current liabilities) was approximately $79.8 million, an increase of $9.7 million from the working capital balance at December 31, 2023. Our cash and cash equivalents were $46.7 million at June 30, 2024, compared with $58.4 million at December 31, 2023.

Cash and cash equivalents as of June 30, 2024 consisted of $20.9 million held in the U.S. and $25.8 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Used in Operating Activities

Cash used in operating activities was $8.3 million for the six months ended June 30, 2024, compared with $27.2 million provided from operating activities in the 2023 period. The increase in cash used was primarily driven by lower earnings, net change in incentive compensation, and other working capital items as compared to prior year.

Cash Used in Investing Activities

Cash used in investing activities was $18.4 million for the six months ended June 30, 2024, compared with $17.9 million used in the first six months of 2023. The increase in cash used in 2024 was due to increases in capital expenditures in 2024 compared to 2023.

Cash Provided by Financing Activities

Cash provided by financing activities was $15.7 million for the six months ended June 30, 2024, compared with $8.5 million used in the 2023 period. During the first six months of 2024, there was an increase of $24.8 million in net borrowing from our revolving credit facility, compared with a net increase during the 2023 period of $2.1 million. The increase in borrowing in the 2024 period was primarily related to lower cash flows from operations. Share repurchases totaled $2.1 million in the 2024 period, while there were no share repurchases in the 2023 period. We paid $6.9 million in dividends in the six months ended June 30, 2024 compared with $5.9 million in the 2023 period.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Facility with Bank of America (the "Credit Facility"), we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.9 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $210.0 million at June 30, 2024. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $233.8 million as of June 30, 2024 compared with $209.1 million at December 31, 2023.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve month EBITDA, as defined in our Credit Facility. At June 30, 2024, we had $46.7 million of cash on hand and, based on trailing twelve month EBITDA and the Credit Facility limit, additional borrowing capacity of $210.0 million, resulting in total liquidity of $256.7 million at June 30, 2024.

Additionally, the Company expects to make payments totaling $7.1 million in the next twelve months for contingent earnouts related to previous business acquisitions.

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

For the six months ended June 30, 2024 we made no contributions to our U.S. defined benefit pension plan and $1.2 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $1.0 million to the U.K. plans for the six months ended June 30, 2023. We do not expect to make any additional discretionary contributions to our U.S. defined benefit pension plan during the remainder of 2024. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the six months ended June 30, 2024, we paid $6.9 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheets as of June 30, 2024, compared with our unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 were as follows:

•
Accrued taxes decreased by $6.7 million excluding foreign currency exchange impacts. This decrease was primarily due to the timing of tax payments.
•
Unbilled revenues increased $14.2 million excluding foreign exchange impacts. The increase is primarily attributable to the U.K. and Australia in the International Operations segment and Global Technical Services in the North America Loss Adjusting Segment.
•
Accounts payable and accrued liabilities decreased $22.3 million excluding foreign currency exchange impacts. The decrease is primarily due to payments for employee incentive compensation, 401(k) contributions, and timing of accrued payroll.

At June 30, 2024, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

New Accounting Standards Adopted

No new accounting standard were adopted during the six months ended June 30, 2024.

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2024. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. As of June 30, 2024 the Company was authorized to repurchase 1,268,558 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2024				1,413,787
April 1, 2024 - April 30, 2024
CRD-A	—	$—	—
CRD-B	83,041	$9.39	83,041
Totals of April 30, 2024				1,330,746
May 1, 2024 - May 31, 2024
CRD-A	—	$—	—
CRD-B	35,024	$9.23	35,024
Totals of May 31, 2024				1,295,722
June 1, 2024 - June 30, 2024
CRD-A	—	$—	—
CRD-B	27,164	$8.70	27,164
Totals as of June 30, 2024	145,229		145,229	1,268,558

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Crawford & Company
(Registrant)

Date:	August 5, 2024	/s/ Rohit Verma
Rohit Verma
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2024	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)