Form 10-Q
period 2024-09-30
CRAWFORD & CO
filed 2024-11-04
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2024

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of October 28, 2024, was as follows:

Class A Common Stock, $1.00 par value: 29,894,418

Class B Common Stock, $1.00 par value: 19,116,332

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2024

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2024 and 2023	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2024 and 2023	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2024 and 2023	5

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2024 and December 31, 2023	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months ended March 31, June 30, and September 30 2024 and 2023	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

	Report of Independent Registered Public Accounting Firm	24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

Part II. Other Information

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2024	2023
Revenues:

Revenues before reimbursements	$329,375	$330,121
Reimbursements	13,351	12,066
Total Revenues	342,726	342,187

Costs and Expenses:

Costs of services provided, before reimbursements	235,957	229,969
Reimbursements	13,351	12,066
Total costs of services	249,308	242,035

Selling, general, and administrative expenses	71,526	74,447

Corporate interest expense, net of interest income of $830 and $734, respectively	4,682	4,556

Total Costs and Expenses	325,516	321,038

Other Loss, net	(2,490)	(2,194)

Income Before Income Taxes	14,720	18,955

Provision for Income Taxes	5,333	6,781

Net Income	9,387	12,174

Net Loss Attributable to Noncontrolling Interests	66	145

Net Income Attributable to Shareholders of Crawford & Company	$9,453	$12,319

Earnings Per Share - Basic:
Class A Common Stock	$0.19	$0.25
Class B Common Stock	$0.19	$0.25

Earnings Per Share - Diluted:
Class A Common Stock	$0.19	$0.25
Class B Common Stock	$0.19	$0.25

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,880	29,140
Class B Common Stock	19,255	19,837

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,472	30,063
Class B Common Stock	19,255	19,837

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023
Revenues:

Revenues before reimbursements	$945,256	$971,011
Reimbursements	37,396	36,743
Total Revenues	982,652	1,007,754

Costs and Expenses:

Costs of services provided, before reimbursements	672,611	691,078
Reimbursements	37,396	36,743
Total costs of services	710,007	727,821

Selling, general, and administrative expenses	221,116	211,631

Corporate interest expense, net of interest income of $2,548 and $1,670, respectively	12,534	13,264

Total Costs and Expenses	943,657	952,716

Other Loss, net	(7,461)	(6,531)

Income Before Income Taxes	31,534	48,507

Provision for Income Taxes	10,866	17,258

Net Income	20,668	31,249

Net Loss Attributable to Noncontrolling Interests	206	178

Net Income Attributable to Shareholders of Crawford & Company	$20,874	$31,427

Earnings Per Share - Basic:
Class A Common Stock	$0.42	$0.64
Class B Common Stock	$0.42	$0.64

Earnings Per Share - Diluted:
Class A Common Stock	$0.42	$0.63
Class B Common Stock	$0.42	$0.64

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,732	28,980
Class B Common Stock	19,390	19,845

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,308	29,659
Class B Common Stock	19,390	19,845

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,
(In thousands)	2024	2023
Net Income	$9,387	$12,174

Other Comprehensive (Loss) Income:
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	469	(180)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $635 and $680, respectively	2,547	2,399

Other Comprehensive Income	3,016	2,219

Comprehensive Income	12,403	14,393

Comprehensive loss attributable to noncontrolling interests	82	189

Comprehensive Income Attributable to Shareholders of Crawford & Company	$12,485	$14,582

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net Income	$20,668	$31,249

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(447)	5,526

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,906 and $2,020, respectively	7,612	7,138

Other Comprehensive Income	7,165	12,664

Comprehensive Income	27,833	43,913

Comprehensive loss attributable to noncontrolling interests	286	258

Comprehensive Income Attributable to Shareholders of Crawford & Company	$28,119	$44,171

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

		*
(In thousands)	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$52,340	$58,363
Accounts receivable, less allowance for expected credit losses of $8,465 and $8,599, respectively	131,352	131,362
Unbilled revenues, at estimated billable amounts	134,998	116,611
Income taxes receivable	4,108	4,842
Prepaid expenses and other current assets	39,570	58,168
Total Current Assets	362,368	369,346
Net Property and Equipment	19,921	22,742
Other Assets:
Operating lease right-of-use assets, net	83,637	88,615
Goodwill	76,631	76,724
Intangible assets arising from business acquisitions, net	76,607	81,786
Capitalized software costs, net	108,791	96,770
Deferred income tax assets	24,618	26,247
Other noncurrent assets	48,221	36,969
Total Other Assets	418,505	407,111
TOTAL ASSETS	$800,794	$799,199

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

Unaudited

		*
(In thousands, except par value amounts)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$32,440	$14,813
Accounts payable	43,738	45,107
Accrued compensation and related costs	78,897	97,842
Self-insured risks	24,096	33,238
Income taxes payable	—	6,130
Operating lease liability	24,998	24,351
Other accrued liabilities	43,756	42,271
Deferred revenues	35,441	35,540
Total Current Liabilities	283,366	299,292
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	205,918	194,335
Operating lease liability	70,492	78,029
Deferred revenues	23,779	24,871
Accrued pension liabilities	23,064	24,006
Other noncurrent liabilities	34,985	38,835
Total Noncurrent Liabilities	358,238	360,076
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,890 and 29,525 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	29,890	29,525
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,169 and 19,555 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	19,169	19,555
Additional paid-in capital	87,338	82,589
Retained earnings	235,900	228,564
Accumulated other comprehensive loss	(211,370)	(218,615)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	160,927	141,618
Noncontrolling interests	(1,737)	(1,787)
Total Shareholders' Investment	159,190	139,831
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$800,794	$799,199

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$20,668	$31,249
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	26,957	27,355
Stock-based compensation	3,819	4,183
(Gain) loss on disposal of property and equipment	(93)	96
Contingent earnout adjustments	(1,547)	3,100
Changes in operating assets and liabilities:
Accounts receivable, net	751	(6,309)
Unbilled revenues, net	(17,263)	419
Accrued or prepaid income taxes	(5,520)	5,306
Accounts payable and accrued liabilities	(17,141)	(1,437)
Deferred revenues	(1,819)	4,869
Accrued retirement costs	4,993	4,818
Prepaid expenses and other operating activities	(2,712)	(5,572)
Net cash provided by operating activities	11,093	68,077

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(2,992)	(3,360)
Capitalization of computer software costs	(26,453)	(24,323)
Net cash used in investing activities	(29,445)	(27,683)

Cash Flows from Financing Activities:
Cash dividends paid	(10,320)	(9,284)
Repurchases of common stock	(3,604)	(582)
Increases in revolving credit facility borrowings	61,612	20,958
Payments on revolving credit facility borrowings	(32,606)	(43,719)
Payments of contingent consideration on acquisitions	(3,183)	(6,760)
Other financing activities	1,410	1,317
Net cash provided by (used in) financing activities	13,309	(38,070)
Effects of exchange rate changes on cash and cash equivalents	181	1,313
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(4,862)	3,637
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	59,545	46,645
Cash, Cash Equivalents, and Restricted Cash at End of Period	$54,683	$50,282

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2024	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2024	$29,525	$19,555	$82,589	$228,564	$(218,615)	$141,618	$(1,787)	$139,831
Net income	—	—	—	2,837	—	2,837	(58)	2,779
Other comprehensive income (loss)	—	—	—	—	3,823	3,823	(65)	3,758
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,443)	—	(3,443)	—	(3,443)
Stock-based compensation	—	—	1,218	—	—	1,218	—	1,218
Repurchases of common stock	—	(86)	—	(647)	—	(733)	—	(733)
Increase in value of noncontrolling interest due to acquisition	—	—	(550)	—	—	(550)	550	—
Shares issued in connection with stock-based compensation plans, net	103	—	(153)	—	—	(50)	—	(50)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(122)	(122)
Balance at March 31, 2024	$29,628	$19,469	$83,104	$227,311	$(214,792)	$144,720	$(1,482)	$143,238
Net income	—	—	—	8,584	—	8,584	(82)	8,502
Other comprehensive income	—	—	—	—	390	390	1	391
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,437)	—	(3,437)	—	(3,437)
Stock-based compensation	—	—	1,613	—	—	1,613	—	1,613
Repurchases of common stock	—	(145)	—	(1,195)	—	(1,340)	—	(1,340)
Decrease in value of noncontrolling interest due to acquisition	—	—	40	—	—	40	(119)	(79)
Shares issued in connection with stock-based compensation plans, net	115	—	704	—	—	819	—	819
Balance at June 30, 2024	$29,743	$19,324	$85,461	$231,263	$(214,402)	$151,389	$(1,682)	$149,707
Net income	—	—	—	9,453	—	9,453	(66)	9,387
Other comprehensive income (loss)	—	—	—	—	3,032	3,032	(16)	3,016
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,440)	—	(3,440)	—	(3,440)
Stock-based compensation	—	—	988	—	—	988	—	988
Repurchases of common stock	—	(155)	—	(1,376)	—	(1,531)	—	(1,531)
Increase in value of noncontrolling interest due to acquisition	—	—	(32)	—	—	(32)	27	(5)
Shares issued in connection with stock-based compensation plans, net	147	—	921	—	—	1,068	—	1,068
Balance at September 30, 2024	$29,890	$19,169	$87,338	$235,900	$(211,370)	$160,927	$(1,737)	$159,190

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT - CONTINUED

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2023	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2023	$28,764	$19,848	$78,158	$213,094	$(215,321)	$124,543	$(1,165)	$123,378
Net income	—	—	—	10,681	—	10,681	49	10,730
Other comprehensive income (loss)	—	—	—	—	9,818	9,818	(42)	9,776
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,925)	—	(2,925)	—	(2,925)
Stock-based compensation	—	—	1,023	—	—	1,023	—	1,023
Shares issued in connection with stock-based compensation plans, net	161	—	(87)	—	—	74	—	74
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(229)	(229)
Balance at March 31, 2023	$28,925	$19,848	$79,094	$220,850	$(205,503)	$143,214	$(1,387)	$141,827
Net income	—	—	—	8,427	—	8,427	(82)	8,345
Other comprehensive income	—	—	—	—	663	663	6	669
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(2,929)	—	(2,929)	—	(2,929)
Stock-based compensation	—	—	1,586	—	—	1,586	—	1,586
Shares issued in connection with stock-based compensation plans, net	52	—	345	—	—	397	—	397
Balance at June 30, 2023	$28,977	$19,848	$81,025	$226,348	$(204,840)	$151,358	$(1,463)	$149,895
Net income	—	—	—	12,319	—	12,319	(145)	$12,174
Other comprehensive income	—	—	—	—	2,263	2,263	(44)	2,219
Cash dividends paid (Class A - $0.06 per share, Class B - $0.06 per share)	—	—	—	(3,430)	—	(3,430)	—	(3,430)
Stock-based compensation	—	—	1,574	—	—	1,574	—	1,574
Repurchases of common stock	—	(63)	—	(519)	—	(582)	—	(582)
Shares issued in connection with stock-based compensation plans, net	171	—	949	—	—	1,120	—	1,120
Balance at September 30, 2023	$29,148	$19,785	$83,548	$234,718	$(202,577)	$164,622	$(1,652)	$162,970

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

Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three and nine months ended September 30, 2024 and financial position as of September 30, 2024 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2024 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2024 and December 31, 2023, the liabilities of the deferred compensation plan were $6,219,000 and $6,261,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,350,000 and $10,237,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

2. Recently Issued Accounting Standards

Improvements to Reportable Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company will adopt the guidance and provide the required segment disclosures in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S.	$55,855	$55,497	$163,208	$160,452
Canada	23,474	24,490	69,516	73,494
Total North America Loss Adjusting Revenues before Reimbursements	$79,329	$79,987	$232,724	$233,946

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.K.	$39,362	$35,688	$115,751	$98,693
Europe	25,116	22,331	73,190	68,255
Australia	20,369	19,953	56,952	61,112
Asia	5,847	5,601	16,820	17,116
Latin America	8,292	7,841	24,079	21,532
International Loss Adjusting	$98,986	$91,414	$286,792	$266,708

U.K.	$2,903	$2,602	$8,189	$7,446
Australia	3,161	2,914	8,555	7,675
Latin America	691	1,136	2,580	3,412
Crawford Legal Services	$6,755	$6,652	$19,324	$18,533
Total International Operations Revenues before Reimbursements	$105,741	$98,066	$306,116	$285,241

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Claims Management	$50,293	$47,919	$148,549	$135,778
Medical Management	48,716	44,310	141,845	127,749
Total Broadspire Revenues before Reimbursements	$99,009	$92,229	$290,394	$263,527

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Contractor Connection	$17,051	$19,013	$52,114	$58,110
Networks	20,787	34,160	41,903	110,027
Subrogation	7,458	6,666	22,005	20,160
Total Platform Solutions Revenues before Reimbursements	$45,296	$59,839	$116,022	$188,297

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. Deferred revenues related to lifetime claim handling arrangements approximated $40,271,000 and $39,800,000 as of September 30, 2024 and December 31, 2023, respectively. For all fixed fee service agreements, revenues are recognized over the expected service periods by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2024 and the significant activity affecting deferred revenues during the nine months ended September 30, 2024:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2024	$60,411
Quarterly additions	24,919
Revenue recognized from the prior periods	(15,358)
Revenue recognized from current quarter additions	(8,941)
Balance as of March 31, 2024	$61,031
Quarterly additions	23,753
Revenue recognized from the prior periods	(15,799)
Revenue recognized from current quarter additions	(9,024)
Balance as of June 30, 2024	$59,961
Quarterly additions	23,815
Revenue recognized from the prior periods	(14,666)
Revenue recognized from current quarter additions	(9,890)
Balance as of September 30, 2023	$59,220

Remaining Performance Obligations

As of September 30, 2024, the Company had $105,700,000 of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables where the claims processing has not yet occurred. The Company expects to recognize approximately 67% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

The provision for income taxes on consolidated income before income taxes totaled $5,333,000 and $6,781,000 for the three months ended September 30, 2024 and 2023, respectively. The overall effective tax rate increased to 36.2% for the three months ended September 30, 2024 compared with 35.8% for the 2023 period primarily due to one-time discrete tax items in the prior year period.

The provision for income taxes on consolidated income before income taxes totaled $10,866,000 and $17,258,000 for the nine months ended September 30, 2024 and 2023, respectively. The overall effective tax rate decreased to 34.5% for the nine months ended September 30, 2024 compared with 35.6% for the 2023 period primarily due to one-time discrete tax items in the prior year period.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 included the following components:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service cost	$383	$362	$1,145	$1,075
Interest cost	5,759	6,069	17,239	17,991
Expected return on assets	(6,434)	(6,900)	(19,257)	(20,468)
Amortization of actuarial loss	3,165	3,025	9,479	9,008
Net periodic cost	$2,873	$2,556	$8,606	$7,606

For the three months ended September 30, 2024 and 2023, the non-service components of net periodic pension expense totaled $2,490,000 and $2,194,000, respectively. For the nine months ended September 30, 2024 and 2023, the non-service components of net periodic pension expense totaled $7,461,000 and $6,531,000, respectively. These amounts are included in "Other Loss, net" on the unaudited Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2024, the Company made no contributions to the U.S. defined benefit pension plan and $1,904,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and $1,795,000 to the U.K. defined benefit pension plans during the nine months ended September 30, 2023.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$3,657	$2,356	$5,288	$3,601	$6,388	$4,166	$13,143	$9,000
Dividends paid	2,091	1,349	2,041	1,389	6,246	4,074	5,513	3,771
Net income attributable to common shareholders, basic	$5,748	$3,705	$7,329	$4,990	$12,634	$8,240	$18,656	$12,771

Denominator:
Weighted-average common shares outstanding, basic	29,880	19,255	29,140	19,837	29,732	19,390	28,980	19,845
Earnings per share - basic	$0.19	$0.19	$0.25	$0.25	$0.42	$0.42	$0.64	$0.64

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$3,685	$2,328	$5,355	$3,534	$6,436	$4,118	$13,266	$8,877
Dividends paid	2,091	1,349	2,041	1,389	6,246	4,074	5,513	3,771
Net income attributable to common shareholders, diluted	$5,776	$3,677	$7,396	$4,923	$12,682	$8,192	$18,779	$12,648

Denominator:
Weighted-average common shares outstanding, basic	29,880	19,255	29,140	19,837	29,732	19,390	28,980	19,845
Weighted-average effect of dilutive securities	592	—	923	—	576	—	679	—
Weighted-average common shares outstanding, diluted	30,472	19,255	30,063	19,837	30,308	19,390	29,659	19,845
Earnings per share - diluted	$0.19	$0.19	$0.25	$0.25	$0.42	$0.42	$0.63	$0.64

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A because their inclusion would have been antidilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Shares underlying stock options excluded	—	100	85	1,171
Performance stock grants excluded because performance conditions have not been met (1)	1,124	1,047	1,135	955

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and nine months ended September 30, 2024 and 2023, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
CRD-A issued under the Non-Employee Director Stock Plan	—	—	62	134
CRD-A issued under the U.K. ShareSave Scheme	15	17	139	69
CRD-A issued under the Employee Stock Purchase Plan	132	154	164	181

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2025. Under the repurchase program, repurchases may be made through December 31, 2024 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At September 30, 2024, the Company had remaining authorization to repurchase 1,113,875 shares under the 2021 Repurchase Authorization.

During the nine months ended September 30, 2024, the Company did not repurchase any shares of CRD-A and repurchased 385,544 shares of CRD-B at an average cost of $9.34. During the nine months ended September 30, 2023, the Company did not repurchase any shares of CRD-A and repurchased 63,103 shares of CRD-B at an average cost of $9.24.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized (losses) gains from intra-entity loans that are long-term in nature of $(639,000) and $181,000 for the three and nine months ended September 30, 2024. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(50,338)	$(164,064)	$(214,402)	$(49,486)	$(169,129)	$(218,615)
Other comprehensive income (loss) before reclassifications	485	—	485	(367)	—	(367)
Amounts reclassified from accumulated other comprehensive income to net income	—	2,547	2,547	—	7,612	7,612
Net current period other comprehensive income (loss) income	485	2,547	3,032	(367)	7,612	7,245
Ending balance	$(49,853)	$(161,517)	$(211,370)	$(49,853)	$(161,517)	$(211,370)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(46,839)	$(158,001)	$(204,840)	$(52,581)	$(162,740)	$(215,321)
Other comprehensive (loss) income before reclassifications	(136)	—	(136)	5,606		5,606
Amounts reclassified from accumulated other comprehensive income to net income	—	2,399	2,399		7,138	7,138
Net current period other comprehensive (loss) income	(136)	2,399	2,263	5,606	7,138	12,744
Ending balance	$(46,975)	$(155,602)	$(202,577)	$(46,975)	$(155,602)	$(202,577)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2024
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$11,134	$11,134	$—	$—

Liabilities:
Contingent earnout liability (2)	$2,072	$—	$—	$2,072

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data updated quarterly based on changes to projections of acquired entities over the respective earnout periods, which span multiple years. The Company recognized a pretax contingent earnout benefit totaling $2,127,000 and $1,546,000 in the three months and nine months ended September 30, 2024, respectively, related to the fair value adjustment of earnout liabilities. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and nine months ended September 30, 2024. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

There were no goodwill impairments in 2023. The Company did not identify any impairment indicators during the three months ended March 31, 2024, June 30, 2024, and September 30, 2024.

10. Segment Information

The Company has four reportable segments consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. The Company's reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of Loss Adjusting operations in the U.S. and Canada, including Global Technical Services. The Canadian operations include all operations within that country including third party administration and Contractor Connection.
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

Financial information for the three and nine months ended September 30, 2024 and 2023 related to the Company's reportable segments, including a reconciliation from segment operating earnings to income before income taxes, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
North America Loss Adjusting	$79,329	$79,987	$232,724	$233,946
International Operations	105,741	98,066	306,116	285,241
Broadspire	99,009	92,229	290,394	263,527
Platform Solutions	45,296	59,839	116,022	188,297
Total segment revenues before reimbursements	329,375	330,121	945,256	971,011
Reimbursements	13,351	12,066	37,396	36,743
Total revenues	$342,726	$342,187	$982,652	$1,007,754

Segment Operating Earnings:
North America Loss Adjusting	$5,443	$10,468	$14,807	$22,433
International Operations	5,136	2,197	12,528	8,974
Broadspire	14,402	13,532	42,297	29,607
Platform Solutions	3,833	8,523	6,417	26,595
Total segment operating earnings	28,814	34,720	76,049	87,609

(Deduct) Add:
Unallocated corporate and shared costs, net	(6,979)	(4,781)	(20,065)	(9,998)
Net corporate interest expense	(4,682)	(4,556)	(12,534)	(13,264)
Stock option expense	(188)	(145)	(494)	(440)
Amortization of acquisition-related intangible assets	(1,932)	(1,986)	(5,656)	(5,864)
Contingent earnout adjustments	2,128	(2,127)	1,547	(3,100)
Non-service pension costs	(2,441)	(2,170)	(7,313)	(6,436)
Income before income taxes	$14,720	$18,955	$31,534	$48,507

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
International Operations
International Loss Adjusting	$98,986	$91,414	$286,792	$266,708
Crawford Legal Services	6,755	6,652	19,324	18,533
Total Revenues before Reimbursements--International Operations	$105,741	$98,066	$306,116	$285,241

Broadspire
Claims Management	$50,293	$47,919	$148,549	$135,778
Medical Management	48,716	44,310	141,845	127,749
Total Revenues before Reimbursements--Broadspire	$99,009	$92,229	$290,394	$263,527

Platform Solutions
Contractor Connection	$17,051	$19,013	$52,114	$58,110
Networks	20,787	34,160	41,903	110,027
Subrogation	7,458	6,666	22,005	20,160
Total Revenues before Reimbursements--Platform Solutions	$45,296	$59,839	$116,022	$188,297

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On September 30, 2024, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,870,000.

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

(In thousands)	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$52,340	$58,363	$49,208	$46,007
Restricted cash within prepaid expenses and other current assets	2,343	1,182	1,074	638
Total cash, cash equivalents and restricted cash	$54,683	$59,545	$50,282	$46,645

13. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of these funds totaled $543,340,000 and $494,329,000 at September 30, 2024 and December 31, 2023, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Crawford & Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Crawford & Company (the Company) as of September 30, 2024, the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2024 and 2023, the condensed consolidated statements of shareholders' investment for the three-month periods ended March 31, June 30 and September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

November 4, 2024

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•
a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,
•
changes in global economic conditions,
•
the impact of changing climate conditions,
•
changes in interest rates,
•
changes in foreign currency exchange rates,
•
changes in regulations and practices of various governmental authorities,
•
changes in our competitive environment,
•
changes in the financial condition of our clients,
•
changes in the rate of inflation and our ability to recover increased operating costs,
•
the loss of any material customer,
•
our ability to successfully integrate the operations of acquired businesses,
•
our ability to timely identify and effectively remediate material weaknesses in internal control over financial reporting,
•
regulatory changes related to funding of defined benefit pension plans,
•
our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,
•
our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,
•
our ability to identify new revenue sources not tied to the insurance underwriting cycle,
•
our ability to develop or acquire information technology resources to support and grow our business,
•
our ability to attract and retain qualified personnel,
•
our ability to renew existing contracts with clients on satisfactory terms,
•
our ability to collect amounts due from our clients and others,
•
continued availability of funding under our financing agreements,
•
general risks associated with doing business outside the U.S., including changes in tax rates,
•
our ability to comply with the covenants in our financing or other agreements,
•
changes in the frequency or severity of man-made or natural disasters,
•
the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,
•
our ability to prevent or detect cybersecurity breaches and cyber incidents,
•
our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,
•
proliferation and escalation of international hostilities and geopolitical events, such as the ongoing conflicts in Russia/Ukraine and Israel,
•
risks associated with our having a controlling shareholder, and
•
impairments of goodwill or our other indefinite-lived intangible assets.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended September 30, 2024 and 2023, and as of September 30, 2024, and December 31, 2023, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2023. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Results of Operations

Consolidated revenues before reimbursements decreased $0.7 million, or (0.2)%, for the three months ended September 30, 2024 and $25.8 million, or (2.7)%, for the nine months ended September 30, 2024, compared with the same periods of 2023. This decrease was primarily due to decreases in our Platform Solutions operating segment in the 2024 three and nine month periods. Changes in foreign exchange rates decreased our consolidated revenues before reimbursements by $2.2 million, or (0.6)%, for the three months ended September 30, 2024 and $3.2 million, or (0.4)%, for the nine months ended September 30, 2024, as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and nine months ended September 30, 2024.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended September 30, 2023
(in thousands, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	% Variance
Revenues:
North America Loss Adjusting	$79,329	$79,987	(0.8)%	$79,719	(0.3)%
International Operations	105,741	98,066	7.8%	107,568	9.7%
Broadspire	99,009	92,229	7.4%	99,009	7.4%
Platform Solutions	45,296	59,839	(24.3)%	45,296	(24.3)%
Total revenues before reimbursements	329,375	330,121	(0.2)%	331,592	0.4%
Reimbursements	13,351	12,066	10.6%	13,496	11.9%
Total Revenues	$342,726	$342,187	0.2%	$345,088	0.8%

	Nine Months Ended			Nine Months Ended
				Based on exchange rates for the nine months ended September 30, 2023
(in thousands, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	% Variance
Revenues:
North America Loss Adjusting	$232,724	$233,946	(0.5)%	$233,496	(0.2)%
International Operations	306,116	285,241	7.3%	308,517	8.2%
Broadspire	290,394	263,527	10.2%	290,394	10.2%
Platform Solutions	116,022	188,297	(38.4)%	116,022	(38.4)%
Total revenues before reimbursements	945,256	971,011	(2.7)%	948,429	(2.3)%
Reimbursements	37,396	36,743	1.8%	37,441	1.9%
Total Revenues	$982,652	$1,007,754	(2.5)%	$985,870	(2.2)%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $1.5 million, or 0.4%, for the three months ended September 30, 2024, but decreased $22.6 million, or (2.3)%, for the nine months ended September 30, 2024 compared with the same periods of 2023. Revenues from the North America Loss Adjusting segment decreased slightly in the 2024 third quarter and year-to-date periods due to higher weather-related activity in the prior year period. Revenues from the International Operations segment increased in the 2024 third quarter in all geographic regions. Excluding the impacts of foreign currency, revenues from the International Operations segment increased in the 2024 year-to-date period in the U.K., Europe, Asia, and Latin America. Revenues from the Broadspire segment increased for the quarter and year-to-date period due to an increase in Claims and Medical Management revenues. Revenues from the Platform Solutions segment decreased in the third quarter and year-to-date period primarily due to higher weather-related activity in the prior year periods in our Networks and Contractor Connection service lines.

Overall, there was a decrease in cases received of (14.5)% for the three months ended September 30, 2024 and a decrease of (10.2)% for the nine months ended September 30, 2024. Within our North America Loss Adjusting segment, the reduction in cases received for the 2024 third quarter and year-to-date period was primarily due to the loss of a customer in the Contractor Connection service line in Canada. Cases within our International Operations segment declined for the third quarter, primarily due to decreases in the U.K. and Latin America, due to decreases in high-frequency, low-severity cases, partially offset by increases in Europe, Australia, and Asia. For the year to date period, cases increased within the International Operations segment, due primarily to increases in Latin America related to high-frequency, low-severity cases, and Australia, which had an increase in weather-related cases compared to the prior year. There was a decline in cases within our Broadspire segment for the third quarter and year-to-date period related to the non-recurrence of takeover claims for disability clients within Claims Management. The decrease in Broadspire claims was partially offset by an increase in Medical Management referrals for the third quarter and year-to-date period. Within our Platform Solutions segment, there was a decrease in each period presented related to the Networks and the Contractor Connection service lines.

Cases received are presented below by segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	September 30, 2023	Variance
North America Loss Adjusting	65,702	78,434	(16.2)%	187,183	225,121	(16.9)%
International Operations	112,818	121,074	(6.8)%	369,750	361,630	2.2%
Broadspire	140,801	143,173	(1.7)%	415,066	415,343	(0.1)%
Platform Solutions	90,506	136,663	(33.8)%	242,948	351,284	(30.8)%
Total Crawford Cases Received	409,827	479,344	(14.5)%	1,214,947	1,353,378	(10.2)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and nine months ended September 30, 2024:

		Three Months Ended
		September 30, 2024		September 30, 2023
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$200,160	60.8%	$207,565	62.9%
U.K.	GBP	42,265	12.8%	38,290	11.6%
Canada	CAD	23,474	7.1%	24,490	7.4%
Australia	AUD	23,530	7.1%	22,867	6.9%
Europe	EUR	15,260	4.6%	14,629	4.4%
Rest of World		24,686	7.6%	22,280	6.8%
Total Revenues, before reimbursements		$329,375		$330,121

		Nine Months Ended
		September 30, 2024		September 30, 2023
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$569,624	60.3%	$612,276	63.1%
U.K.	GBP	123,940	13.1%	106,139	10.9%
Canada	CAD	69,516	7.4%	73,494	7.6%
Australia	AUD	65,507	6.9%	68,787	7.1%
Europe	EUR	45,806	4.8%	42,968	4.4%
Rest of World		70,863	7.5%	67,347	6.9%
Total Revenues, before reimbursements		$945,256		$971,011

Costs of services provided, before reimbursements, increased $6.0 million, or 2.6%, for the three months ended September 30, 2024, as compared to the 2023 period. The increase was primarily due to an increase in compensation expense and other costs in the all segments other than Platform Solutions, which had decreases in compensation expense and other costs due to lower revenues. Costs of services decreased $18.5 million, or (2.7)% for the nine months ended September 30, 2024 as compared with the 2023 periods. The decrease was primarily due to a decrease in compensation expense and other costs in the Platform Solutions segment resulting from the lower revenues, partially offset by increases in compensation expense and other costs in our three other operating segments.

Selling, general, and administrative ("SG&A") expenses decreased $(2.9) million, or (3.9)%, in the three months ended September 30, 2024 as compared with the 2023 period. The decrease was primarily due to a benefit from contingent earnout adjustments made in the 2024 third quarter. SG&A expenses increased $9.5 million, or 4.5%, in the nine months ended September 30, 2024 as compared with the 2023 period, primarily due to professional fees, IT costs, bad debt expense, and compensation expense, including taxes and benefits, partially offset by the benefit from contingent earnout adjustments.

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

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
North America Loss Adjusting	$79,329	$79,987	$232,724	$233,946
International Operations	105,741	98,066	306,116	285,241
Broadspire	99,009	92,229	290,394	263,527
Platform Solutions	45,296	59,839	116,022	188,297
Total Revenues before reimbursements	329,375	330,121	945,256	971,011
Reimbursements	13,351	12,066	37,396	36,743
Total Revenues	$342,726	$342,187	$982,652	$1,007,754
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$57,055	$53,635	$167,230	$162,418
% of related revenues before reimbursements	71.9%	67.1%	71.9%	69.4%
International Operations	69,395	66,426	200,421	190,178
% of related revenues before reimbursements	65.6%	67.7%	65.5%	66.7%
Broadspire	59,680	54,310	175,099	161,451
% of related revenues before reimbursements	60.3%	58.9%	60.3%	61.3%
Platform Solutions	28,976	39,638	71,310	124,238
% of related revenues before reimbursements	64.0%	66.2%	61.5%	66.0%
Total	$215,106	$214,009	$614,060	$638,285
% of Revenues before reimbursements	65.3%	64.8%	65.0%	65.7%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$16,831	$15,884	$50,687	$49,095
% of related revenues before reimbursements	21.2%	19.9%	21.8%	21.0%
International Operations	31,210	29,443	93,167	86,089
% of related revenues before reimbursements	29.5%	30.0%	30.4%	30.2%
Broadspire	24,927	24,387	72,998	72,469
% of related revenues before reimbursements	25.2%	26.4%	25.1%	27.5%
Platform Solutions	12,487	11,678	38,295	37,464
% of related revenues before reimbursements	27.6%	19.5%	33.0%	19.9%
Total before reimbursements	85,455	81,392	255,147	245,117
% of Revenues before reimbursements	25.9%	24.7%	27.0%	25.2%
Reimbursements	13,351	12,066	37,396	36,743
Total	$98,806	$93,458	$292,543	$281,860
% of Revenues	28.8%	27.3%	29.8%	28.0%
Segment Operating Earnings:
North America Loss Adjusting	$5,443	$10,468	$14,807	$22,433
% of related revenues before reimbursements	6.9%	13.1%	6.4%	9.6%
International Operations	5,136	2,197	12,528	8,974
% of related revenues before reimbursements	4.9%	2.2%	4.1%	3.1%
Broadspire	14,402	13,532	42,297	29,607
% of related revenues before reimbursements	14.5%	14.7%	14.6%	11.2%
Platform Solutions	3,833	8,523	6,417	26,595
% of related revenues before reimbursements	8.5%	14.2%	5.5%	14.1%
(Deduct) Add:
Unallocated corporate and shared costs, net	(6,979)	(4,781)	(20,065)	(9,998)
Net corporate interest expense	(4,682)	(4,556)	(12,534)	(13,264)
Stock option expense	(188)	(145)	(494)	(440)
Amortization of acquisition-related intangible assets	(1,932)	(1,986)	(5,656)	(5,864)
Contingent earnout adjustments	2,128	(2,127)	1,547	(3,100)
Non-service pension costs	(2,441)	(2,170)	(7,313)	(6,436)
Income before income taxes	14,720	18,955	31,534	48,507
Provision for income taxes	(5,333)	(6,781)	(10,866)	(17,258)
Net income	9,387	12,174	20,668	31,249
Net loss attributable to noncontrolling interests	66	145	206	178
Net income attributable to shareholders of Crawford & Company	$9,453	$12,319	$20,874	$31,427

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $5.4 million, or 6.9% of revenues before reimbursements, for the three months ended September 30, 2024, compared with 2023 operating earnings of $10.5 million, or 13.1% of revenues before reimbursements. For the nine months ended September 30, 2024, our North American Loss Adjusting segment reported operating earnings of $14.8 million, or 6.4% of revenues before reimbursements, compared with 2023 operating earnings of $22.4 million, or 9.6% of revenues before reimbursements. The decrease in operating earnings in the 2024 third quarter was due to a decrease in revenues in U.S. Field Operations due to benign weather in the current year, increases in expenses within Global Technical Services related to investments to support growth, and a decrease in higher margin claims in Canada. The decrease in year-to-date operating earnings was due to the decrease in revenues in Canada and U.S. Field Operations and reduced staff utilization related to the higher weather-related activity in the prior year period.

Excluding centralized indirect support costs, gross profit decreased from $19.7 million, or 24.7% of revenues before reimbursements in 2023, to $14.8 million, or 18.6% of revenues before reimbursements, in the three months ended September 30, 2024, due to a decrease in revenues in U.S. Field Operations, increases in expenses within Global Technical Services, and a decrease in revenues in Canada. For the nine months ended September 30, 2024, gross profit decreased from $50.4 million or 21.6% of revenues before reimbursements in 2023 to $43.8 million, or 18.8% of revenues before reimbursements, due to a decrease in revenues in U.S. Field Operations, increases in expenses within Global Technical Services, and a decrease in revenues in Canada, as compared to the prior year.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2023
Three Months Ended September 30,	2024	2023	Variance	2024	Variance
Revenues	$79,329	$79,987	(0.8)%	$79,719	(0.3)%
Direct expenses	64,572	60,250	7.2%	64,917	7.7%
Gross profit	14,757	19,737	(25.2)%	14,802	(25.0)%
Indirect expenses	9,314	9,269	0.5%	9,383	1.2%
Total North America Loss Adjusting Operating Earnings	$5,443	$10,468	(48.0)%	$5,419	(48.2)%

Gross profit margin	18.6%	24.7%	(6.1)%	18.6%	(6.1)%
Operating margin	6.9%	13.1%	(6.2)%	6.8%	(6.3)%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2023
Nine Months Ended September 30,	2024	2023	Variance	2024	Variance
Revenues	$232,724	$233,946	(0.5)%	$233,496	(0.2)%
Direct expenses	188,898	183,507	2.9%	189,546	3.3%
Gross profit	43,826	50,439	(13.1)%	43,950	(12.9)%
Indirect expenses	29,019	28,006	3.6%	29,157	4.1%
Total North America Loss Adjusting Operating Earnings	$14,807	$22,433	(34.0)%	$14,793	(34.1)%

Gross profit margin	18.8%	21.6%	(2.8)%	18.8%	(2.8)%
Operating margin	6.4%	9.6%	(3.2)%	6.3%	(3.3)%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2023
(in thousands, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	Variance
U.S.	$55,855	$55,497	0.6%	$55,856	0.6%
Canada	23,474	24,490	(4.1)%	23,863	(2.6)%
Total North America Loss Adjusting Revenues before Reimbursements	$79,329	$79,987	(0.8)%	$79,719	(0.3)%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2023
(in thousands, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	Variance
U.S.	$163,208	$160,452	1.7%	$163,209	1.7%
Canada	69,516	73,494	(5.4)%	70,287	(4.4)%
Total North America Loss Adjusting Revenues before Reimbursements	$232,724	$233,946	(0.5)%	$233,496	(0.2)%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $79.3 million in the three months ended September 30, 2024, compared with $80.0 million in the 2023 period. This slight decrease was due to a decrease in Canada and U.S. Field Operations, primarily driven by higher weather-related activity in the prior year period, partially offset by an increase in U.S. Global Technical Services revenues due to increased business from new and existing clients. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately (0.5)%, or $(0.4) million, for the three months ended September 30, 2024 as compared with the 2023 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $79.7 million for the three months ended September 30, 2024. There was a decrease in segment unit volume, measured principally by cases received, of (16.2)% for the three months ended September 30, 2024, compared with the 2023 period. This includes a decrease in high-frequency, low-severity cases received in Contractor Connection in Canada of 10,700 or 13.6%. Changes in product mix and in the rates charged for those services accounted for a 2.3% revenue increase for the three months ended September 30, 2024 compared with the same period in 2023, due to increases in pricing and average fee per case.

Revenues before reimbursements from our North America Loss Adjusting segment totaled $232.7 million in the nine months ended September 30, 2024, compared with $233.9 million in the 2023 period. This slight decrease was due to a decrease in Canada and U.S. Field Operations, primarily driven by higher weather-related activity in the prior year period, partially offset by an increase in U.S. Global Technical Services revenues due to increased business from new and existing clients. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately (0.3)%, or $(0.8) million, for the nine months ended September 30, 2024 as compared with the 2023 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $233.5 million for the nine months ended September 30, 2024. There was a decrease in segment unit volume, measured principally by cases received, of (16.9)% for the nine months ended September 30, 2024, compared with the 2023 period. This includes a decrease in high-frequency, low-severity cases received in Contractor Connection in Canada of 34,500 or 15.3%. Changes in product mix and in the rates charged for those services accounted for a 1.4% revenue increase for the nine months ended September 30, 2024 compared with the same period in 2023, due to increases in pricing and average fee per case.

Revenue variance components for our North America Loss Adjusting segment, for the three and nine months ended September 30, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Decrease in cases received	(16.2)%	(16.9)%
Decrease due to foreign currency exchange rates	(0.5)%	(0.3)%
Contractor Connection Canada high-frequency, low-severity case reduction	13.6%	15.3%
Change in product mix and rates	2.3%	1.4%
Decrease in Revenues before Reimbursements	(0.8)%	(0.5)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $2.2 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. Reimbursements were $6.5 million and $7.8 million for the nine months ended September 30, 2024 and 2023, respectively. These decreases were due to the decrease in claims in the U.S. and a decrease in revenues and claims received in Canada.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	September 30, 2023	Variance
U.S.	36,707	41,624	(11.8)%	109,617	115,398	(5.0)%
Canada	28,995	36,810	(21.2)%	77,566	109,723	(29.3)%
Total North America Loss Adjusting Cases Received	65,702	78,434	(16.2)%	187,183	225,121	(16.9)%

Overall, there was a decrease in cases of (16.2)% in the three months ended September 30, 2024, compared to the same period in 2023. The decrease in U.S. case volumes in the 2024 third quarter was due to higher weather-related activity in the prior year period partially offset by an increase in Global Technical Services. There was a decrease in cases in Canada in the 2024 third quarter primarily due to 10,700 less high-frequency, low-severity Contractor Connection cases related to the loss of a customer, as compared with the 2023 period.

There was a decrease in cases of (16.9)% in the nine months ended September 30, 2024, compared to the same period in 2023. The decrease in U.S. case volumes in the 2024 year-to-date period was due to higher weather-related activity in the prior year period partially offset by an increase in Global Technical Services. There was a decrease in cases in Canada in the 2024 year-to-date period primarily due to 34,500 less high-frequency, low-severity Contractor Connection cases related to the loss of a customer, as compared with the 2023 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 71.9% for the three months ended September 30, 2024 compared with 67.1% for the 2023 period. For the nine months ended September 30, 2024, these expenses were 71.9% compared with 69.4% for the 2023 period. The total dollar amount of these expenses increased to $57.1 million for the three months ended September 30, 2024 from $53.6 million for the comparable 2023 period, and were $167.2 million for the nine months ended September 30, 2024 increasing from $162.4 million in 2023. The third quarter and year-to-date increases were due to increases in expert adjusting staff in U.S. Global Technical Services, partially offset by decreases in employees in U.S. Field Operations and Canada. The increase in the percentage of revenues before reimbursements is due to lower staff utilization in U.S. Field Operations, Global Technical Services and Canada, compared to the 2023 periods. There was an average of 2,003 full-time equivalent employees in this segment in the nine months ended September 30, 2024 compared with an average of 2,058 in the 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $16.8 million for the three months ended September 30, 2024 compared with $15.9 million for the 2023 period. As a percentage of revenues before reimbursements, these expenses were 21.2% for the three months ended September 30, 2024 compared with 19.9% for the 2023 period. For the nine months ended September 30, 2024, these expenses were $50.7 million, compared with $49.1 million for the 2023 period. As a percentage of revenues before reimbursements, these expenses were 21.8% for the nine months ended September 30, 2024 compared with 21.0% for the 2023 period. The increase in the 2024 third quarter expenses and percentage of revenues before reimbursements was due to an increase in allowance for estimated credit losses and higher self-insurance costs as compared to the 2023 period. The increase in the 2024 year-to-date amounts and percentage of revenues before reimbursements was due to higher technology investments, auto expenses, and self-insurance costs, partially offset by improvements in the allowance for estimated credit losses as compared to the 2023 period.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $5.1 million, or 4.9% of revenues before reimbursements, for the three months ended September 30, 2024, compared with $2.2 million, or 2.2% of revenues before reimbursements, in the 2023 period. For the nine months ended September 30, 2024, our International Operations segment reported operating earnings of $12.5 million, or 4.1% of revenues before reimbursements, compared with operating earnings in 2023 of $9.0 million, or 3.1% of revenues before reimbursements. The increase in operating earnings in the 2024 periods was primarily due to revenue increases in the U.K. and Europe.

Excluding centralized indirect support costs, gross profit increased from $14.5 million, or 14.8% of revenues before reimbursements in 2023, to $18.5 million, or 17.5% of revenues before reimbursements, in the three months ended September 30, 2024. For the nine months ended September 30, 2024, gross profit increased from $47.2 million, or 16.6% of revenues before reimbursements in 2023, to $53.7 million, or 17.5% of revenues before reimbursements. The increase in gross profit in the 2024 periods was driven by the increase in revenues.

Operating results for our International Operations segment, including gross profit, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2023
Three Months Ended September 30,	2024	2023	Variance	2024	Variance
Revenues	$105,741	$98,066	7.8%	$107,568	9.7%
Direct expenses	87,198	83,592	4.3%	88,498	5.9%
Gross profit	18,543	14,474	28.1%	19,070	31.8%
Indirect expenses	13,407	12,277	9.2%	13,686	11.5%
Total International Operations Operating Earnings	$5,136	$2,197	133.8%	$5,384	145.1%

Gross profit margin	17.5%	14.8%	2.7%	17.7%	2.9%
Operating margin	4.9%	2.2%	2.7%	5.0%	2.8%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2023
Nine Months Ended September 30,	2024	2023	Variance	2024	Variance
Revenues	$306,116	$285,241	7.3%	$308,517	8.2%
Direct expenses	252,405	238,032	6.0%	253,251	6.4%
Gross profit	53,711	47,209	13.8%	55,266	17.1%
Indirect expenses	41,183	38,235	7.7%	41,692	9.0%
Total International Operations Operating Earnings	$12,528	$8,974	39.6%	$13,574	51.3%

Gross profit margin	17.5%	16.6%	0.9%	17.9%	1.3%
Operating margin	4.1%	3.1%	1.0%	4.4%	1.3%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2023
(in thousands, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	Variance
U.K.	$42,265	$38,290	10.4%	$41,919	9.5%
Europe	25,116	22,331	12.5%	25,303	13.3%
Australia	23,530	22,867	2.9%	23,715	3.7%
Asia	5,847	5,601	4.4%	6,010	7.3%
Latin America	8,983	8,977	0.1%	10,621	18.3%
Total International Operations Revenues before Reimbursements	$105,741	$98,066	7.8%	$107,568	9.7%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2023
(in thousands, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	Variance
U.K.	$123,940	$106,139	16.8%	$120,572	13.6%
Europe	73,190	68,255	7.2%	73,180	7.2%
Australia	65,507	68,787	(4.8)%	66,910	(2.7)%
Asia	16,820	17,116	(1.7)%	17,290	1.0%
Latin America	26,659	24,944	6.9%	30,565	22.5%
Total International Operations Revenues before Reimbursements	$306,116	$285,241	7.3%	$308,517	8.2%

Revenues before reimbursements from our International Operations segment totaled $105.7 million in the three months ended September 30, 2024, compared with $98.1 million in the 2023 period. This increase was due to an increase in all geographic regions. The change in exchange rates decreased our International Operations segment revenues by approximately (1.9)%, or $1.8 million, for the three months ended September 30, 2024 as compared with the 2023 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $107.6 million for the three months ended September 30, 2024. There was a decrease in segment unit volume, measured principally by cases received, of (6.8)% for the three months ended September 30, 2024, compared with the 2023 period. There was a decrease in high-frequency, low-severity cases of 10,100, or (8.3)%, primarily in the U.K. There was also an increase in higher-value third-party administration claims in the U.K, which led to a 3.9% increase in revenue for the three months ended September 30, 2024, compared with the 2023 period. Changes in product mix and in the rates charged for those services accounted for a 4.3% revenue increase for the three months ended September 30, 2024 compared with the same period in 2023.

Revenues before reimbursements from our International Operations segment totaled $306.1 million for the nine months ended September 30, 2024, compared with $285.2 million in the 2023 period. This increase was primarily due to increases in the U.K, Europe, and Latin America. The change in exchange rates decreased our International Operations segment revenues by approximately (0.9)%, or $2.4 million, for the nine months ended September 30, 2024 as compared with 2023. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $308.5 million for the nine months ended September 30, 2024. There was an increase in segment unit volume, measured principally by cases received, of 2.2% for the nine months ended September 30, 2024, compared with the 2023 period. There was a net decrease in high-frequency, low-severity cases of 6,600 or (1.8%), driven primarily by fewer high-frequency, low-severity cases in the U.K., partially offset by an increase in high-frequency, low-severity cases in Brazil. There was also an increase in higher-value third-party administration claims in the U.K, which led to a 2.1% increase in revenue for the nine months ended September 30, 2024, compared with the 2023 period. Changes in product mix and in the rates charged for those services accounted for a 2.1% revenue increase for the nine months ended September 30, 2024 compared with the same period in 2023.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the 2024 third quarter and year-to-date period was due to an increase in property and third party administration revenues driven by higher value claims. There was an increase in revenues in Europe in the 2024 periods, compared with 2023, due to increases in Netherlands, Norway, the Middle East, and Germany. There was an increase in Australia in the 2024 third quarter, compared with 2023, due to an increase in Contractor Connection claims, while the year-to-date period had a decrease due to a large flooding event in 2022 that continued to provide revenues into 2023. There was an increase in revenues in Asia in the 2024 third quarter, compared with 2023, due to increases in Taiwan, and Hong Kong, while the year-to-date period experienced a decrease from the 2023 period due to decreased large loss claims in Thailand and higher weather-related activity in the prior year period in the Philippines. The increase in revenues in Latin America in the 2024 periods was primarily driven by increased volumes across third-party administration and loss adjusting in Brazil.

Revenue variance components for our International Operations segment, for the three and nine months ended September 30, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Decrease) Increase in cases received	(6.8)%	2.2%
Decrease due to foreign currency exchange rates	(1.9)%	(0.9)%
Increase in U.K. revenues related to higher-value third-party administrative claims	3.9%	2.1%
Change in high-frequency, low-severity cases received	8.3%	1.8%
Change in product mix and rates	4.3%	2.1%
Increase in Revenues before Reimbursements	7.8%	7.3%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $9.4 million and $7.7 million for the three months ended September 30, 2024 and 2023, respectively. Reimbursements were $26.6 million and $24.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	September 30, 2023	Variance
U.K.	28,343	37,872	(25.2)%	101,364	121,048	(16.3)%
Europe	46,244	45,384	1.9%	135,122	132,285	2.1%
Australia	9,239	8,631	7.0%	42,176	27,661	52.5%
Asia	7,346	7,202	2.0%	19,351	19,417	(0.3)%
Latin America	21,646	21,985	(1.5)%	71,737	61,219	17.2%
Total International Operations Cases Received	112,818	121,074	(6.8)%	369,750	361,630	2.2%

Overall, there was a decrease in cases received of (6.8)% for the three months ended September 30, 2024, compared with the 2023 period. There was a decrease in the U.K. in the third quarter due to decreases in high-frequency, low-severity cases in third party administration. Cases increased in Europe due to an increase in the Middle East and the Netherlands. Cases increased in Australia due to an increase in high-frequency, low-severity cases in Contractor Connection. The increase in cases received in Asia was due to an increase in cases in Philippines. Latin America experienced an increase in cases received in Brazil due to flooding.

There was an increase in cases received of 2.2% for the nine months ended September 30, 2024, compared with the 2023 period. There was a decrease in cases in the U.K., due to decreases in high-frequency, low-severity cases in third party administration and property. Cases increased in Europe due to an increase in cases in the Middle East from flooding events and an increase in claims in Germany and the Netherlands, partially offset by a decrease in claims from Sweden. Australia increased due to an increase in weather-related cases as well as an increase in high-frequency, low-severity cases in Contractor Connection. The decrease in cases received in Asia was due to a reduction in high-frequency, low-severity cases in Malaysia and a reduction in Travel claims in Singapore. Latin America experienced an increase in high-frequency, low-severity cases received in Brazil as well as cases received in Chile.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 65.6% for the three months ended September 30, 2024 compared with 67.7% for the 2023 period. The total dollar amount of these expenses was $69.4 million for the three months ended September 30, 2024, compared to $66.4 million for the 2023 period. For the nine months ended September 30, 2024, these expenses were 65.5%, compared with 66.7% in 2023, and were $200.4 million for the nine months ended September 30, 2024 compared to $190.2 million in 2023. The increase was due to increases in compensation expense, related to the increase in revenues, including incentive compensation. The decrease in the percentage of revenues before reimbursements is due to higher revenues in the 2024 periods and improved staff utilization. There was an average of 3,638 full-time equivalent employees in this segment in the nine months ended September 30, 2024, compared with an average of 3,660 in the comparable 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $31.2 million for the three months ended September 30, 2024 compared with $29.4 million for the 2023 period. As a percentage of revenues before reimbursements, these expenses were 29.5% for the three months ended September 30, 2024 compared with 30.0% for the 2023 period. For the nine months ended September 30, 2024, these expenses were $93.2 million, compared with $86.1 million for the 2023 period. As a percentage of revenues before reimbursements, these expenses were 30.4% for the nine months ended September 30, 2024, compared with 30.2% for the 2023 period. The increase in the expense for the 2024 third quarter was due to an increase in revenues, while the percentage of revenues before reimbursements decreased due to improved operating leverage. The increase in the year-to-date expense and percent of revenues before reimbursements was due to increased IT application costs and increased self-insurance costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $14.4 million, or 14.5% of revenues before reimbursements, for the three months ended September 30, 2024 as compared with $13.5 million, or 14.7% of revenues before reimbursements, for the third quarter of 2023. For the nine months ended September 30, 2024, our Broadspire segment reported operating earnings of $42.3 million, or 14.6% of revenues before reimbursements, compared with 2023 operating earnings of $29.6 million, or 11.2% of revenues before reimbursements. The increase in the 2024 third quarter and year-to-date periods was due to an increase in revenues resulting from new client programs, increased medical management usage, and pricing improvements.

Excluding centralized indirect support costs, third quarter gross profit increased from $25.5 million, or 27.6% of revenues before reimbursements, in 2023 to $25.6 million, or 25.9% of revenues before reimbursements in 2024. For the nine months ended September 30, 2024, gross profit increased from $64.5 million, or 24.5% of revenues before reimbursements in 2023, to $76.2 million, or 26.3% of revenues before reimbursements. This increase was due to the increased revenues and improved staff utilization.

Operating results for our Broadspire segment, including gross profit, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	In thousands (except percentages)
Three Months Ended September 30,	2024	2023	Variance
Revenues	$99,009	$92,229	7.4%
Direct expenses	73,409	66,729	10.0%
Gross profit	25,600	25,500	0.4%
Indirect expenses	11,198	11,968	(6.4)%
Total Broadspire Operating Earnings	$14,402	$13,532	6.4%

Gross profit margin	25.9%	27.6%	(1.7)%
Operating margin	14.5%	14.7%	(0.2)%

	In thousands (except percentages)
Nine Months Ended September 30,	2024	2023	Variance
Revenues	$290,394	$263,527	10.2%
Direct expenses	214,146	199,019	7.6%
Gross profit	76,248	64,508	18.2%
Indirect expenses	33,951	34,901	(2.7)%
Total Broadspire Operating Earnings	$42,297	$29,607	42.9%

Gross profit margin	26.3%	24.5%	1.8%
Operating margin	14.6%	11.2%	3.4%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2024	September 30, 2023	Variance
Claims Management	$50,293	$47,919	5.0%
Medical Management	48,716	44,310	9.9%
Total Broadspire Revenues before Reimbursements	$99,009	$92,229	7.4%

	Nine Months Ended
(in thousands, except percentages)	September 30, 2024	September 30, 2023	Variance
Claims Management	$148,549	$135,778	9.4%
Medical Management	141,845	127,749	11.0%
Total Broadspire Revenues before Reimbursements	$290,394	$263,527	10.2%

Revenues before reimbursements from our Broadspire segment totaled $99.0 million in the three months ended September 30, 2024 compared with $92.2 million in the 2023 period. This increase was primarily due to an increase in new client growth across both service lines. There was a decrease in segment unit volume, measured principally by cases received, of (1.7)% for the three months ended September 30, 2024 compared with the same period of 2023. This was primarily due to takeover claims for a disability client in the prior year third quarter, which resulted in 7,000 claims, or 4.9%, with minimal revenues which did not recur in 2024. Revenues were positively impacted by $0.7 million increase in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or 0.7% of the increase in revenues. There was also a $2.1 million increase in revenues within our Medical Management service line for which no cases are received, or 2.3% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 1.2% revenue increase for the 2024 third quarter compared with the 2023 period.

For the nine months ended September 30, 2024, revenues before reimbursements from our Broadspire segment totaled $290.4 million compared with $263.5 million in the 2023 period. This increase was primarily due to an increase in new client growth across both service lines. There was a slight decrease in segment unit volume, measured principally by cases received, of (0.1)% for the nine months ended September 30, 2024 compared with the same period of 2023. There was a decrease in claims related to the prior year takeover claims for disability clients in the prior year second and third quarters, which resulted in 24,700 claims, or 6.0%, with minimal revenues which did not recur in 2024. Revenues were positively impacted by $3.0 million increase in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or 1.1% of the increase in revenues. There was also a $7.4 million increase in revenues within our Medical Management service line for which no cases are received, or 2.8% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 0.4% revenue increase for the 2024 nine-month period compared with the 2023 period.

Revenue variance components for our Broadspire segment, for the three and nine months ended September 30, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Decrease in cases received	(1.7)%	(0.1)%
Reduction in disability cases within claims management due to prior year takeover cases for two specific clients	4.9%	6.0%
Increase in claims management revenues with no cases received	0.7%	1.1%
Increase in medical management revenues with no cases received	2.3%	2.8%
Change in product mix and rates	1.2%	0.4%
Increase in Revenues before Reimbursements	7.4%	10.2%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.8 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. Reimbursements were $2.8 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in the 2024 periods was primarily due to the increased revenues in the current period.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	September 30, 2023	Variance
Claims Management	100,121	103,930	(3.7)%	291,549	306,467	(4.9)%
Medical Management	40,680	39,243	3.7%	123,517	108,876	13.4%
Total Broadspire Cases Received	140,801	143,173	(1.7)%	415,066	415,343	(0.1)%

Overall case volumes decreased (1.7)% for the three months ended September 30, 2024 due primarily to the non-recurrence of 7,000 takeover claims for a disability client within Claims Management. This was offset by an increase in Medical Management referrals. Case volumes were (0.1)% lower for the nine months ended September 30, 2024 due to the non-recurrence of 24,700 takeover claims for disability clients within Claims Management, substantially offset by an increase of Medical Management referrals.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. These expenses totaled $59.7 million for the three months ended September 30, 2024, compared to $54.3 million for the 2023 period. As a percent of the related revenues before reimbursements, these expenses increased from 58.9% in the 2023 third quarter to 60.3% in 2024 third quarter. For the nine months ended September 30, 2024, these expenses totaled $175.1 million, compared to $161.5 million in 2023. For the nine months ended September 30, 2024, these expenses, as a percent of the related revenues before reimbursements, decreased from 61.3% in 2023 to 60.3% in 2024. The increase in cost in the third quarter and year-to-date period was primarily due to increased employees, average wages, and incentive compensation, related to the increase in revenues. Improved efficiency with higher revenues combined for lower percentages of revenues before reimbursements for the nine-month period, while the three months ended September 30, 2024 had a higher percentage of revenues before reimbursements due to increased employees and lower revenue growth compared to the year-to-date period. Average full-time equivalent employees in this segment totaled 2,691 in the nine months ended September 30, 2024, compared with 2,601 in the 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 25.2% for the three months ended September 30, 2024, compared with 26.4% in the 2023 period. The amount of these expenses increased from $24.4 million for the three months ended September 30, 2023 to $24.9 million in 2024 related to higher professional fees and self-insurance costs, partially offset by lower amortization and indirect support costs. For the nine months ended September 30, 2024 these expenses were $73.0 million, compared with $72.5 million for the 2023 period. As a percentage of revenues before reimbursements, these expenses were 25.1% for the nine months ended September 30, 2024, compared with 27.5% for the 2023 period. The decrease in the expense as a percent of revenues before reimbursements was due to the increased revenues and operating efficiencies.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $3.8 million for the three months ended September 30, 2024, compared with operating earnings of $8.5 million in the 2023 period. The segment operating margin decreased from 14.2% for the three months ended September 30, 2023, to 8.5% in the comparable 2024 period. For the nine months ended September 30, 2024, our Platform Solutions segment reported operating earnings of $6.4 million, or 5.5% of revenues before reimbursements, compared with 2023 operating earnings of $26.6 million, or 14.1% of revenues before reimbursements. The decrease was primarily due to a reduction in revenues in our Networks service line due to higher weather-related activity in the prior year period resulting in decreased need for staff augmentation services in the 2024 periods and lower Contractor Connection revenues.

Excluding indirect support costs, gross profit in the second quarter decreased from $14.1 million, or 23.5% of revenues before reimbursements in 2023, to $9.8 million, or 21.5% of revenues before reimbursements, in 2024. For the nine months ended September 30, 2024, gross profit decreased from $43.5 million, or 23.1% of revenues before reimbursements in 2023, to $24.3 million, or 20.9% of revenues before reimbursements, in 2024. This decrease was primarily due to a reduction in revenues in our Networks service line due to higher weather-related activity in the prior year periods resulting in decreased need for staff augmentation services by our clients in the 2024 periods and lower Contractor Connection revenues.

Operating results for our Platform Solutions segment, including gross profit, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	In thousands (except percentages)
Three Months Ended September 30,	2024	2023	Variance
Revenues	$45,296	$59,839	(24.3)%
Direct expenses	35,545	45,761	(22.3)%
Gross profit	9,751	14,078	(30.7)%
Indirect expenses	5,918	5,555	6.5%
Total Platform Solutions Operating Earnings	$3,833	$8,523	(55.0)%

Gross profit margin	21.5%	23.5%	(2.0)%
Operating margin	8.5%	14.2%	(5.7)%

	In thousands (except percentages)
Nine Months Ended September 30,	2024	2023	Variance
Revenues	$116,022	$188,297	(38.4)%
Direct expenses	91,724	144,773	(36.6)%
Gross profit	24,298	43,524	(44.2)%
Indirect expenses	17,881	16,929	5.6%
Total Platform Solutions Operating Earnings	$6,417	$26,595	(75.9)%

Gross profit margin	20.9%	23.1%	(2.2)%
Operating margin	5.5%	14.1%	(8.6)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2024	September 30, 2023	Variance
Contractor Connection	$17,051	$19,013	(10.3)%
Networks	20,787	34,160	(39.1)%
Subrogation	7,458	6,666	11.9%
Total Platform Solutions Revenues before Reimbursements	$45,296	$59,839	(24.3)%

	Nine Months Ended
(in thousands, except percentages)	September 30, 2024	September 30, 2023	Variance
Contractor Connection	$52,114	$58,110	(10.3)%
Networks	41,903	110,027	(61.9)%
Subrogation	22,005	20,160	9.2%
Total Platform Solutions Revenues before Reimbursements	$116,022	$188,297	(38.4)%

Revenues before reimbursements from our Platform Solutions segment totaled $45.3 million in the three months ended September 30, 2024, compared with $59.8 million in the 2023 period. This decrease was primarily due to a reduction in our Networks service line where we provide staff augmentation for our clients, along with a decrease in our Contractor Connection service line due to higher weather-related activity in the prior year period, partially offset by an increase in our Subrogation service line. There was a decrease in segment unit volume, measured principally by cases received, of (33.8)%, for the three months ended September 30, 2024, compared with the 2023 period. There was a reduction in low value inspection services cases within our Networks service line of 4,500 cases, or 3.3% in the three months ended September 30, 2024, compared to 2023. There was a change in revenues from staff argumentation average rates in our Networks service line which increased revenues 4.0% in the 2024 third quarter. Changes in product mix and in the rates charged for those services accounted for a 2.2% revenue increase for the 2024 three-month period compared with 2023, due to increases in average case values.

For the nine months ended September 30, 2024, revenues before reimbursements from our Platform Solutions segment totaled $116.0 million, compared with $188.3 million in the 2023 period. This decrease was primarily due to a reduction in our Networks service line where we provide staff augmentation for our clients, along with a decrease in our Contractor Connection service line due to higher weather-related activity in the prior year period, offset partially by an increase in our Subrogation service line. There was a decrease in segment unit volume, measured principally by cases received, of (30.8)%, compared with the 2023 period. There was a reduction in low value inspection services cases within our Networks service line of 24,300 cases, or 6.9% in the nine months ended September 30, 2024, compared to 2023. There was a change in revenues from staff argumentation average rates in our Networks service line which resulted in decreased revenues of (13.6)% in the 2024 nine-month period. Changes in product mix and in the rates charged for those services accounted for a (0.9)% revenue decrease for the 2024 nine-month period compared with 2023, due to decreases in average case values.

Revenue variance components for our Platform Solutions segment, for the three and nine months ended September 30, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Decrease in cases received	(33.8)%	(30.8)%
Reduction in low value inspection services cases	3.3%	6.9%
Increase (Decrease) in revenues from staff augmentation average rates	4.0%	(13.6)%
Change in product mix and rates	2.2%	(0.9)%
Decrease in Revenues before Reimbursements	(24.3)%	(38.4)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $0.7 million for the three months ended September 30, 2024 compared with $1.1 million in the 2023 period. Reimbursements were $1.2 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was due the reduced Networks revenues in the 2024 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2024	September 30, 2023	Variance	September 30, 2024	September 30, 2023	Variance
Contractor Connection	31,501	37,074	(15.0)%	94,390	111,470	(15.3)%
Networks	49,166	88,988	(44.7)%	118,754	213,684	(44.4)%
Subrogation	9,839	10,601	(7.2)%	29,804	26,130	14.1%
Total Platform Solutions Cases Received	90,506	136,663	(33.8)%	242,948	351,284	(30.8)%

Overall case volumes were (33.8)% lower in the three months ended September 30, 2024 and (30.8)% lower in the nine months ended September 30, 2024, compared with the 2023 periods, due to decreases in Contractor Connection and Networks driven by higher weather-related activity in the prior year periods. There was a reduction in low value inspection services cases within our Networks service line of 4,500 and 24,300 cases in the three and nine months ended September 30, 2024, respectively, as compared to the 2023 periods. The decrease in cases in our Networks and Contractor Connection service lines in the 2024 periods is due to higher weather-related activity in the prior year periods. The decrease in cases in our Subrogation service line in the three months ended September 30, 2024 was due to a special project in the 2023 period that ended in 2023. The increase in cases in Subrogation for the year-to-date period is due to an increase from higher volume customers.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 64.0% in the 2024 third quarter compared with 66.2% in the 2023 quarter. For the nine months ended September 30, 2024, these expenses were 61.5% compared with 66.0% in 2023. The dollar amount of these expenses was $29.0 million for the 2024 second quarter and $39.6 million in the 2023 quarter, and were $71.3 million for the nine months ended September 30, 2024 compared to $124.2 million in 2023. The decrease in costs in the third quarter and year-to-date periods was due to the reduction in revenues. There was an average of 980 full-time equivalent employees in the Platform Solutions segment in the 2024 year-to-date period, compared with an average of 1,417 for the 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 27.6% of Platform Solutions revenues before reimbursements for the three months ended September 30, 2024 compared with 19.5% for the period in 2023. The dollar amount of these expenses was $12.5 million for the 2024 third quarter and $11.7 million in the 2023 quarter. For the nine months ended September 30, 2024, these expenses were $38.3 million, compared with $37.5 million for the 2023 period. As a percentage of revenues before reimbursements, these expenses were 33.0% for the nine months ended September 30, 2024, compared with 19.9% for the 2023 period. The increase as a percent of revenues before reimbursements for the third quarter and year-to-date periods is due to the lower revenues in the 2024 periods.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate may change periodically due to changes in enacted tax rates, fluctuations in the mix of income earned from our various domestic and international operations which are subject to income taxes at different rates, our ability to utilize net operating loss and tax credit carryforwards, amounts related to uncertain income tax positions, and goodwill impairments. We estimate that our effective income tax rate for 2024 will be approximately 33% to 35% after considering known discrete items as of September 30, 2024.

The provision for income taxes on consolidated income before income tax totaled $5.3 million and $6.8 million for the three months ended September 30, 2024 and 2023, respectively. The overall effective tax rate increased to 36.2% for the three months ended September 30, 2024 compared with 35.8% for the 2023 period primarily due to one-time discrete tax items in the prior year period.

The provision for income taxes on consolidated income before income tax totaled $10.9 million and $17.3 million for the nine months ended September 30, 2024 and 2023, respectively. The overall effective tax rate decreased to 34.5% for the nine months ended September 30, 2024 compared with 35.6% for the 2023 period primarily due to one-time discrete tax items in the prior year period.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $5.5 million and $5.3 million for the three months ended September 30, 2024 and 2023, respectively. Interest income was $0.8 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. Corporate interest expense totaled $15.1 million and $14.9 million for the nine months ended September 30, 2024 and 2023, respectively. Interest income was $2.5 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023. Stock option expense totaled $0.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.9 million and $2.0 million for the three months ended September 30, 2024 and 2023. Amortization expense associated with these intangible assets totaled $5.7 million for the nine months ended September 30, 2024 and $5.9 million for the 2023 period. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and nine months ended September 30, 2024 and 2023, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $7.0 million and $4.8 million for the three months ended September 30, 2024 and 2023, respectively. The increase in the 2024 third quarter was primarily due to an increase in self-insurance expense, professional fees, and reserves on assets. For the nine months ended September 30, 2024 and 2023, unallocated corporate and shared costs were $20.1 million and $10.0 million, respectively. The increase in the year-to-date period was primarily due to increases in self-insurance expense, professional fees, and other reserves.

Contingent Earnout Adjustments

Contingent earnout (benefit) expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This resulted in benefits of $(2.1) million and $(1.5) million for the three and nine months ended September 30, 2024, respectively, compared to expenses of $2.1 million and $3.1 million for the three and nine months ended September 30, 2023, respectively. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Costs

Non-service pension costs totaled $2.4 million and $7.3 million for the three and nine months ended September 30, 2024, respectively, compared to $2.2 million and $6.4 million for the three and nine months ended September 30, 2023, respectively. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At September 30, 2024, our working capital balance (current assets less current liabilities) was approximately $79.0 million, an increase of $8.9 million from the working capital balance at December 31, 2023. Our cash and cash equivalents were $52.3 million at September 30, 2024, compared with $58.4 million at December 31, 2023.

Cash and cash equivalents as of September 30, 2024 consisted of $26.0 million held in the U.S. and $26.3 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $11.1 million for the nine months ended September 30, 2024, compared with $68.1 million provided from operating activities in the 2023 period. The decrease in cash provided was primarily driven by lower earnings, net change in incentive compensation, net change in unbilled receivables, and other working capital items as compared to prior year.

Cash Used in Investing Activities

Cash used in investing activities was $29.4 million for the nine months ended September 30, 2024, compared with $27.7 million used in the first nine months of 2023. The increase in cash used in 2024 was due to increases in capital expenditures in 2024 compared to 2023.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $13.3 million for the nine months ended September 30, 2024, compared with $38.1 million used in the 2023 period. During the first nine months of 2024, there was an increase of $29.0 million in net borrowing from our revolving credit facility, compared with a net increase during the 2023 period of $22.8 million. The increase in borrowing in the 2024 period was primarily related to lower cash flows from operations. Share repurchases totaled $3.6 million in the 2024 period, compared with $0.6 million in the 2023 period. We paid $10.3 million in dividends in the nine months ended September 30, 2024 compared with $9.3 million in the 2023 period.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Facility with Bank of America (the "Credit Facility"), we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.9 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $207.3 million at September 30, 2024. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $238.4 million as of September 30, 2024 compared with $209.1 million at December 31, 2023.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve month EBITDA, as defined in our Credit Facility. At September 30, 2024, we had $52.3 million of cash on hand and, based on trailing twelve month EBITDA and the Credit Facility limit, additional borrowing capacity of $183.8 million, resulting in total liquidity of $236.1 million at September 30, 2024.

Additionally, the Company expects to make payments totaling $1.3 million in the next twelve months for contingent earnouts related to previous business acquisitions.

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

For the nine months ended September 30, 2024 we made no contributions to our U.S. defined benefit pension plan and $1.9 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $1.8 million to the U.K. plans for the nine months ended September 30, 2023. We do not expect to make any additional discretionary contributions to our U.S. defined benefit pension plan during the remainder of 2024. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the nine months ended September 30, 2024, we paid $10.3 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheets as of September 30, 2024, compared with our unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 were as follows:

•
Accrued taxes decreased by $5.5 million excluding foreign currency exchange impacts. This decrease was primarily due to the timing of tax payments.
•
Unbilled revenues increased $17.3 million excluding foreign exchange impacts. The increase is primarily attributable to Global Technical Services in the North America Loss Adjusting Segment and Europe, the U.K., and Australia in the International Operations segment.
•
Accounts payable and accrued liabilities decreased $17.1 million excluding foreign currency exchange impacts. The decrease is primarily due to payments for employee incentive compensation earned in 2023 and timing of accrued payroll.

At September 30, 2024, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

New Accounting Standards Adopted

No new accounting standard were adopted during the nine months ended September 30, 2024.

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2024. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2025. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. As of September 30, 2024 the Company was authorized to repurchase 1,113,875 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2024				1,268,558
July 1, 2024 - July 31, 2024
CRD-A	—	$—	—
CRD-B	33,502	$8.73	33,502
Totals of July 31, 2024				1,235,056
August 1, 2024 - August 31, 2024
CRD-A	—	$—	—
CRD-B	58,679	$9.80	58,679
Totals of August 31, 2024				1,176,377
September 1, 2024 - September 30, 2024
CRD-A	—	$—	—
CRD-B	62,502	$10.60	62,502
Totals as of September 30, 2024	154,683		154,683	1,113,875

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Crawford & Company
(Registrant)

Date:	November 4, 2024	/s/ Rohit Verma
Rohit Verma
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2024	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)