Form 10-K
period 2024-12-31
CRAWFORD & CO
filed 2025-03-03
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $189,540,410 as of June 30, 2024, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.

The number of shares outstanding of each class of the Registrant's common stock, as of February 24, 2025, was:

Class A Common Stock — $1.00 Par Value — 30,215,256 Shares

Class B Common Stock — $1.00 Par Value — 19,144,928 Shares

Documents incorporated by reference:

Portions of the Registrant's proxy statement for its 2025 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K

For The Year Ended December 31, 2024

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

PART I

ITEM 1. BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2024, the Company reported total revenues before reimbursements of $1.293 billion.

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

DESCRIPTION OF SERVICES

We deliver services to our clients through a geographic reporting structure consisting of four segments as follows:

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
•
Platform Solutions provides services to the property and casualty insurance company markets and consumer markets through service lines known as Contractor Connection, Network Services, and Subrogation in the U.S. The Networks service line includes Catastrophe operations.

A significant portion of our revenues is derived from international operations. For a discussion of certain risks attendant to international operations, see Item 1A, "Risk Factors."

NORTH AMERICA LOSS ADJUSTING. The North America Loss Adjusting segment accounted for 24.2% of our revenues before reimbursements in 2024. North America Loss Adjusting provides claims management and adjusting services to insurance carriers and self-insured entities in the U.S. and Canada related to property and casualty losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. North America Loss Adjusting revenues are substantially derived from the insurance carrier market in the U.S. and Canada. Insurance companies customarily manage their own claims administration and adjusting functions, but often rely upon third-parties for certain services which we provide, primarily with respect to field investigation and the evaluation and resolution of property and casualty insurance claims. This is comprised of the Loss Adjusting operations in the U.S. and Canada, including Global Technical Services and field operations. Global Technical Services provides claims management services to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries, including commercial property, forensic accounting, forensic engineering, transportation, retail, building and construction, cyber and energy. The Canadian operations include all operations within that country, including third party administration and Contractor Connection.

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

INTERNATIONAL OPERATIONS. The International Operations segment accounted for 32.4% of our revenues before reimbursements in 2024. International Operations provides claims management and adjusting services to insurance carriers and self-insured entities from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. International Operations revenues are substantially derived from the global insurance carrier market. Insurance companies customarily manage their own claims administration and adjusting functions, but often rely upon third-parties for certain services which we provide, primarily with respect to field investigation and the evaluation and resolution of property and casualty insurance claims.

The operations in each country include Loss Adjusting, Global Technical Services, third party administration, and, where applicable, Contractor Connection services. This segment also includes Legal Services, which provides legal services related to handling claims in certain regions.

BROADSPIRE. Our Broadspire segment is a leading third party administrator that provides services to the U.S. casualty and disability insurance and self-insured markets. This segment accounted for 30.0% of our revenues before reimbursements in 2024. Through the Broadspire segment, we provide a complete range of claims and risk management services and technology solutions to corporations in the self-insured or commercially-insured marketplace inclusive of brokers and insurance companies. In addition to desktop claim adjusting and the evaluation of claims, Broadspire also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of loss funds established to pay claims. Broadspire services are provided through two major service lines:

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

PLATFORM SOLUTIONS. The Platform Solutions segment accounted for 13.4% of our revenues before reimbursements in 2024. Platform Solutions provides services to the property and casualty insurance company and consumer markets in the U.S. through service lines known as Contractor Connection, Networks and Subrogation.

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

•
Networks consists of the following service lines: Catastrophe operations, which provides services to insurance companies on losses caused by all types of natural disasters, such as fires, hailstorms, hurricanes, earthquakes and floods, and man-made disasters such as oil spills, chemical releases, and explosions; and Staff Augmentation, which provides temporary staffing resources for our clients to address resource capacity needs due to weather volatility, staff shortages, and/or special projects where we provide dedicated property and casualty adjuster resources which are not measured by cases.
•
The Subrogation service line provides outsourced subrogation claims management, recovery and consultative services in the U.S. for the property and casualty insurance industry.

CUSTOMER CONCENTRATION

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2024, 2023, or 2022. However, for each of the years ended December 31, 2024, 2023 and 2022, three customers in our Platform Solutions segment each represented in excess of 10% of its revenue. For each of the years ended December 31, 2023 and 2022, our International Operations segment derived in excess of 10% of its revenue from one customer.

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

GLOBAL CORPORATE CITIZENSHIP

We have implemented a carbon reporting software package to assist with data capture, carbon benchmarking, and sustainability targets. We plan to leverage the carbon analytics to help reduce greenhouse gas emissions, promote data-driven decisions, and deliver sustainable outcomes that will generate value for our stakeholders. As we continue to work toward reducing our carbon footprint over time, we are emphasizing technology-based solutions, optimizing real estate space, monitoring the impact of our fleet usage, and minimizing work commute by promoting agile working programs.

We support diversity and inclusion initiatives. Our Women Leadership Exploration and Development program, which is in its eighth year, develops the Company's women professionals and the Multicultural Leadership Program is offered to employees from underrepresented groups in the U.S. Both of these programs offer opportunities for skill building, networking, and leadership exposure.

Our continued commitment to diversity and inclusion was measured through our annual, global Employee Pulse survey conducted in September 2024. At the overall Company level, 91% of the respondents agreed that they do not face any bias due to their personal identity and 84% favored that the organization is committed to the fair treatment of its employees and that senior leadership supports diversity and inclusion efforts at Crawford.

HUMAN CAPITAL

Human Capital is a key component to our success. Our culture is reflected in our RESTORE values of Respect, Empowerment, Sustainability, Training, One Crawford, Recognition and Entrepreneurial Spirit. In 2024, we launched a RESTORE campaign called the Crawford Way to reinforce our people-first culture. The Crawford Way identifies a set of behaviors for each of our RESTORE values. The intent of this framework is to define the desired behaviors expected from our employees, guide our decisions and ensure the best outcomes for our business.

As of December 31, 2024, we had approximately 10,040 employees operating in 70 countries. Of our global employees, 94% are full-time. Approximately 83% of our workforce is concentrated in the U.S., Canada, U.K., Australia, and the Philippines. Women comprised 57% of our global workforce, 27% of our global senior management team and 55% of our female employees are in people management roles. With respect to our employees in the U.S., the percentage of our employees that identified as Black, Hispanic/Latino, and Asian were 16%, 10% and 4%, respectively.

Employee Engagement

In September 2024, we conducted our annual Employee Pulse survey for all our global workforce to measure their sentiment on our employee experience and culture. Our overall response rate was 76% which is 3% higher than the prior survey. The question with maximum gain (7%) from the past survey was employees expressing a strong desire to stay with the Company even if a comparable job is offered to them for the same salary. We believe that our investment in people programs that enhance employee experience has helped create the positive movement on this question.

In addition, our highest scoring question was employees feeling that they are ready and willing to participate in changes necessary for the company to be successful. 88% of the respondents consider that they are doing something meaningful in their jobs and understand how their work aligns with our business strategy. Finally, we received an overwhelmingly favorable response on our efforts to improve manager effectiveness. The survey respondents expressed that managers are supportive in helping them achieve their performance goals, holding them accountable and having a sincere interest in their wellbeing.

Employee Wellness

We believe that offering holistic wellness programs is important in attracting and retaining employees. We provide a variety of comprehensive benefit programs that are designed to support the physical, mental, and financial well-being of our people. Examples of such programs include group healthcare and telemedicine programs; formal wellness programs with fitness challenges and incentives for prioritizing physical exercise and accessing preventive care services; employee assistance programs; company-sponsored retirement savings plans; financial education webinars; tuition assistance; and programs that support work-life balance such as remote work arrangements, flextime, paid-time off including vacation and wellness time, and paid parental leave.

We are committed to helping our employees and their dependents maintain health and wellness by offering a range of benefits. In 2024 we continued to offer all employees a free subscription to the mental wellbeing platform, Headspace. The platform provides a library of articles and exercises on mental health, mindfulness, meditation, and good sleep habits. We expanded this service to provide access to 24/7 mobile coaching in support of mental wellbeing. For U.S. employees, this also includes virtual clinical therapy; and we continue to offer wellness programs through Personify Health (formerly Virgin Pulse), which promotes healthy life choices, and Hinge Health, a solution for chronic joint and muscle pain.

Employee Development

Training is not only a core value, but also a key component of our history and heritage. Employee development continued to be a strategic priority in 2024 with the Company offering skill-based training and relevant certifications for all employees. In 2024, we tracked approximately 50,500 training hours in our proprietary learning platform, KMC OnDemand™ ("KMC") for all formats of training offered globally.

In the U.S., we conducted four sessions of the Residential Property Loss Adjusting course, three sessions of the Commercial Property Loss Adjusting course, three sessions of the Basic Casualty course, and four sessions of the Xactimate course to build skills that increase adjuster performance and success in the field. Through these classes, adjusters were not only exposed to the technical aspect of claims handling but also trained on critical success behaviors such as empathy and customer service – attributes we consider to be core and crucial for becoming a world-class claims professional. Our employees in the U.S. completed 126 designation courses offered by The Institutes, an educational provider for risk management and insurance courses. They achieved 36 designations including Associate in Claims (AIC), Associate in Management (AIM), Associate in Risk Management (ARM), Chartered Property Casualty Underwriter (CPCU) and more. Also, 673 individual courses were completed for Property Technical Certification ("PTC") and 44 PTC certifications were earned. Additionally, we trained approximately 540 care and care management professionals and approximately 2,100 catastrophe adjusters in the U.S. through 100 instructor-led classes and 150 training videos.

In 2024, our managers continued with a global management development program called the Manager Acceleration Program (MAP). The goal of this program is to enhance manager effectiveness by building and refining skills which enable managers to motivate, empower, and lead teams. In this journey, managers experience a blend of courses through online, self-paced and virtual instructor-led environments. The program is delivered by internal training facilitators in partnership with premier educational providers such as LinkedIn Learning and Franklin Covey. We had 97 new managers complete the MAP program this year and 75 employees who completed the Aspiring Manager Program aimed at building management skills in employees who aspire to be managers in the future.

Our focus on leadership development brought 36 individuals together from around the world for the Crawford Emerging Leaders Program, a week-long immersion program which builds leadership and business acumen skills, offers visibility to the Company's global senior management, provides experience working on business-critical projects and enables networking with colleagues from across the globe.

KMC is our source for online training for technical and professional development courses globally. In 2024, Company learners spent approximately 16,200 hours on KMC. We trained over 7,500 unique learners. A wide spectrum of courses on loss adjusting, liability, and workers compensation are also offered to our clients and adjusters across the industry. KMC has a robust catalog of courses that are Continuing Education ("CE") accredited in the U.S. and Canada, and we processed 1,470 CE requests this year. In addition, LinkedIn Learning remains a popular learning platform for our employees to build professional skills and stay connected with the latest in leadership, technology, AI, cybersecurity, and numerous other business-related topics. Over 1,000 employees worldwide spent approximately 6,000 hours completing approximately 5,400 courses on the LinkedIn Learning platform.

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

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2024, 2023, or 2022. However, for each of the years ended December 31, 2024, 2023, and 2022, three customers in our Platform Solutions segment each represented in excess of 10% of its revenue. For each of the years ended December 31, 2023 and 2022, our International Operations segment derived in excess of 10% of its revenue from one customer.

In the event we are not able to retain these significant relationships, or replace any lost revenues from such relationships, revenues and operating earnings within these segments could be materially adversely affected.

TECHNOLOGY AND DATA SECURITY

We manage a large amount of highly sensitive and confidential consumer information including personal data, medical/health information and financial information. Unauthorized access to, alteration or disclosure of this data, whether as a result of criminal conduct, advances in computer hacking or otherwise, could result in a material loss of business, substantial legal liability or significant harm to our reputation.

We manage a large amount of highly sensitive and confidential consumer information including personal data, medical/health information and financial information. A security or privacy incident impacting data processed or stored in our own facilities or data maintained, processed or stored by our service providers, including cloud service providers, could compromise the confidentiality, integrity or availability of this information. Unauthorized access to or disclosure of sensitive and confidential information stored by us or our service providers may occur through break-ins, breaches of a secure network by an unauthorized party, systems and technology failures, failed internet processes, theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of such sensitive and confidential information may be obtained through accidental or malicious failure to follow security policies or controls by us or our employees or our service providers. If there were an inadvertent disclosure of confidential consumer information, or if a third party were to gain unauthorized access to the confidential information, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. These incidents, if successful, could also materially disrupt operational systems and result in loss of intellectual property, trade secrets, other proprietary or competitively sensitive information. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.

We are subject to increased frequency and complexity of cybersecurity attacks. Our failure to effectively identify such attacks or quickly recover from such attacks could materially adversely affect our business, results of operations, and financial condition.

Malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, ransomware, worms and other destructive or disruptive software and other attempts to gain access to confidential or personal data, denial of service attacks and other malicious activities are becoming increasingly diverse and sophisticated and the incidence of these events is on the rise worldwide and highlights the need for continual and effective cybersecurity awareness and education. Our business, which involves the collection, use, transmission and other processing of data, makes us and our clients and business partners attractive targets of hackers, denial of service attacks, malicious code, phishing attacks, ransomware attacks, and other threat actors, including malicious insiders (such as employees and prior employees), which have resulted in security incidents. Types of cybersecurity incidents may include unauthorized access, misuse, loss, corruption, inaccessibility, or destruction of data (including personal, confidential and sensitive data), unavailability of services, or other adverse events.

Separately, in the event of a cyberattack we may not be able to consistently maintain active communications between our various global operations and with our clients due to disruptions in telecommunication networks and power supplies. Any significant failure in our ability to communicate could result in a disruption in business, which could hinder our performance and our ability to complete projects on time. Significant failure of our equipment or systems, or any major disruption to basic infrastructure like power and telecommunications in the locations in which we operate, resulting from a cybersecurity incident, could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, and adversely affect our results of operations.

In the past three years, we have faced cyberattacks, and we expect to continue to face cyberattacks in the future. Some of these attacks have been successful, although none have been material. We have made investments in our information security policies, procedures and technical controls and routinely engage a third party to assess the maturity of our information security program against the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. However, we do not believe it is possible to protect our systems or third-party systems against every attempt at a malicious breach due to the increasing sophistication and frequency of such attacks. All employees receive security awareness training including communication of processes for reporting a potential security incident. We have a robust Cyber Incident Response Plan in place which provides a documented framework for handling high severity security and privacy incidents and facilitates coordination across multiple parts of the Company and with external expertise when necessary. Additionally, we have existing procedures to determine the potential materiality of a cybersecurity incident. These procedures include reporting protocols to and oversight from our Board of Directors. We also have disclosure controls and insider trading restrictions that would apply in the event of a material cybersecurity incident, and we routinely perform simulations and drills at both a technical and management level. Notwithstanding these measures, we cannot provide any assurance that we will always be able to prevent or mitigate a cybersecurity attack. These types of cybersecurity attacks and incidents can give rise to a variety of losses and costs, including legal exposure and regulatory fines, damages to reputation, and others.

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

Transferring personal information across international borders is increasingly complex and subject to a growing body of enforcement decisions. The increased focus on cross-border data transfers in various countries, in addition to new data protection and privacy laws, means our clients are also more attune to data sharing and requiring data transfer impact assessments for countries which are not deemed to provide an adequate level of protection as the data-originating country. These requirements are often complex, conflicting, unclear or ever changing, all of which can make compliance challenging and may result in an increase in the obligations required to provide our services in the U.K. and EU or in sanctions and fines for non-compliance. Several other countries, including Brazil, China, Canada and Australia, have also established specific legal requirements for cross-border transfers of personal information. These ongoing developments in the U.K. and EU and elsewhere could increase our operating costs in these jurisdictions and impact the way we operationalize our business models, with effects on results of operations and financial condition.

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

We currently, and from time to time in the future may, outsource significant portions of our internal business functions to third-party providers. Third-party providers may not comply on a timely basis with all of our requirements or may not provide us with an acceptable level of service. Our dependency on third-party providers also increases our cybersecurity and data privacy risks, as well as IT general control risks. In addition, our reliance on third-party providers could have significant negative consequences, including significant disruptions in our operations and significantly increased costs to undertake our operations, either of which could damage our relationships with our customers. As a result of our outsourcing activities, it may also be more difficult for us to recruit and retain qualified employees for our business needs at any time. Our failure to successfully outsource any material portion of our business functions could materially and adversely affect our business, results of operations, and financial condition.

Natural or manmade disasters or other acts of violence may affect the markets in which we operate, our clients and our service delivery.

Our business may be negatively affected by instability, disruption or destruction in the many geographic regions where we operate. Natural or manmade disasters, including storm, flood, fire, earthquake, pandemics and other regional or global health crises, as well as war, terrorism, riot, civil insurrection or social unrest, may cause damage to our facilities or disrupt our services. This includes our shared services centers which exist in international geographies. Specifically, we continue to increase employees and processes performed by our Global Business Service Centers located in the Philippines. Our crisis management procedures, business continuity plans and disaster recovery capabilities may not be effective at preventing or mitigating the effects of such disasters, particularly in the case of a catastrophic event. These events may pose significant security risks to our employees, the facilities where they work, our operations, electricity and other utilities, communications, travel and network services and the disruption of any or all of them could materially adversely affect our financial results.

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

Although no material weaknesses exist as of December 31, 2024, if we identify material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities laws regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot be certain that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

LIQUIDITY AND CAPITAL

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") is underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement period for our U.S. Qualified Plan, the projected benefit obligation was underfunded by $19.0 million. We did not make any voluntary contributions to this plan in 2022, 2023, or 2024, and do not expect to make any discretionary contributions to the U.S. Qualified Plan in the next fiscal year. Volatility in the capital markets, mortality changes and future legislation may have a negative impact on our pension plan, which may further increase the underfunded portion and our attendant funding obligations. Any future contributions to our underfunded defined benefit pension plan could reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities. Any decision to terminate the plan and settle the defined-benefit pension obligation would result in a non-cash charge within the Consolidated Statements of Operations related to unrecognized actuarial losses in accumulated other comprehensive income, which totals $178.9 million as of December 31, 2024.

While we do not anticipate any contributions in 2025, we intend to comply with any future funding requirements through the use of cash from operations. However, there can be no assurance that we will generate enough cash to do so. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings under our Credit Facility (defined below), if available, proceeds from debt or equity financings, or asset sales. There can be no assurance that we would be able to obtain any such external funding in amounts, at times and on terms that we deem commercially reasonable, in order for us to meet these obligations. Furthermore, any of the foregoing could materially increase our outstanding debt or debt service requirements or dilute the value of the holdings of our current shareholders, as the case may be. Our inability to comply with any funding obligations in a timely manner could materially adversely affect our financial condition.

We have debt covenants in our credit facility that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our outstanding debt could become immediately due and payable.

We are party to a credit facility, effective as of November 5, 2021, with Bank of America, N.A., Wells Fargo Bank, N.A., Truist Bank, and the other lenders a party thereto, (the "Credit Facility"). The Credit Facility consists of a $450 million revolving credit facility, with a letter of credit sub-commitment of $125 million. The available borrowing capacity under the Credit Facility totaled $219.4 million on December 31, 2024. The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with a maximum leverage ratio and a minimum interest coverage ratio.

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

Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, "Intangibles--Goodwill and Other," to assess the carrying value of our indefinite lived intangible assets and goodwill to determine whether the carrying value of those assets is impaired. Such assessment and determination involves significant judgments to estimate the fair value of our reporting units, including estimating future cash flows, near term and long term revenue growth, and determining appropriate discount rates, among other assumptions. We intend to continue to monitor the performance of our reporting units and, should actual operating earnings consistently fall below forecasted operating earnings, we will perform an interim goodwill impairment analysis. Any such charges could materially adversely affect our financial results in the periods in which they are recorded.

Control by a principal shareholder could adversely affect the Company and our other shareholders.

As of December 31, 2024, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member and Chair of the Board of Directors, beneficially owned approximately 68% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2024, Mr. Crawford also beneficially owned approximately 36% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

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

Many of our employees possess skills and expertise that are important to maintain our competitiveness and to operate our business efficiently. We compete with other employers not just when we hire new employees, but also for the retention of our existing employees. Such competition could reduce availability, increase our costs and reduce our revenues. Such competition may require us to increase wages and benefits to recruit and retain qualified employees. Furthermore, even with increases in wages and benefits, employment shortages may nonetheless result from such competition. If we are not successful in attracting and retaining sufficient skilled employees on terms acceptable to us, our business could be materially and adversely affected.

We face challenges caused by our aging workforce and we may not be able to recruit, train, and retain adequate replacements for our qualified and skilled employees.

Many of the employees in our industry, including those that we employ directly, are approaching retirement age. As these experienced employees retire, we may have difficulty recruiting new employees with comparable qualifications and experience, and we may be unable to transfer our employees’ institutional knowledge successfully to new qualified employees. Any such failures would be exacerbated at times of peak demand and could cause us to rely more heavily on outside resources. Our failure to recruit and train new employees and to ensure they obtain the adequate qualifications and experience could result in reduced revenues, loss of customer goodwill and a negative impact on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our clients' and our data. We have a global cybersecurity and privacy program to help effectively assess, identify, and manage cybersecurity threat risks. We have developed a list of cybersecurity risks from known threats and our own history to help identify what is most meaningful and potentially impactful to the Company. The cybersecurity and privacy initiatives to address the risks are complex, strategic, and ever evolving. Threats and risks are identified from threat intelligence sources that include our vendors, industry, and government organizations. We continuously monitor and scan the cyber landscape to review evolving threats and risks that may impact us. Information from these various sources are reviewed by our cybersecurity and risk teams to evaluate risks in line with the NIST Cybersecurity Framework. Threat intelligence from other financial institutions and industry consortiums that serve financial institutions, such as the Financial Services Information Sharing and Analysis Center, provides key information on how risks are affecting our industry, with ability to preemptively mitigate emerging threats, as discussed above in Part I, Item 1A of this Form 10-K under the heading Technology and Data Security.

We score cybersecurity risks based on the likelihood and impact on our operations. Such cybersecurity risks are integrated and evaluated as part of the global Enterprise Risk Management (“ERM”) program, which is managed by the Senior Vice President General Counsel. The Governance Committee of the Board of Directors maintains oversight of the ERM program and the Audit Committee maintains oversight of the cybersecurity program to ensure risks to the Company are managed within our risk appetite.

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

We perform ongoing cybersecurity awareness training for our employees that reinforces our Global Information Security policies, standards and practices. In addition, employees receive periodic newsletters emphasizing awareness of new cybersecurity threats (e.g., phishing attempts, smishing, pretexting, and deep fakes created by artificial intelligence). This training is mandatory for all employees globally and is supplemented with periodic phishing tests. Additionally, we perform an annual external evaluation of our cybersecurity program using the NIST Cybersecurity Framework.

We regularly engage with consultants to review our cybersecurity program to help identify areas for continued focus, improvement and compliance, including review of past cybersecurity incidents in order to address known vulnerabilities. Our processes also address cybersecurity risks associated with third-party service providers, including those with access to our non-public or restricted data, including client data. Third-party risks are also included within our ERM program and are actively reported to the Audit and Governance Committees. Our Third Party Risk Management Program comprises a defined process to identify, assess, and mitigate risks by our third-party suppliers and service providers, specifically including cybersecurity and privacy risks.

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

Cybersecurity Governance

Our global cybersecurity and privacy program is managed by our Chief Technology and Information Security Officer ("CISO"), Vice-President of Global IT Security, Global Chief Privacy Officer (“CPO”), and Chief Information Officer (“CIO”). We have also established a Cybersecurity and Privacy Council, which comprises our senior management team, including our CEO. The Cybersecurity and Privacy Council meets on a quarterly basis with the CISO, CPO and CIO to keep our CFO, General Counsel and other executive leadership informed of cybersecurity activities and new risks and requirements. The objective of this council is to review, discuss, and manage cybersecurity and privacy risks and threats, prioritize risks, monitor risk mitigation progress, advise and update on the evolving legal landscape, as well as provide visibility into ongoing activities and programs.

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

ITEM 2. PROPERTIES

As of December 31, 2024, we leased 202 office locations under various leases with varying terms. For additional information on our significant operating leases and subleases, see Note 6 "Lease Commitments" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. We generally believe that our office locations are sufficient for our operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of our business. No assurances can be given, however, that we would be able to obtain such office locations as and when needed, or on terms we considered to be reasonable, if at all. We continue to evaluate our current and projected space requirements and may determine from time to time that certain of our leased properties are no longer necessary for our operations. There is no assurance that we will be able to terminate or sublease such excess locations or that we will not incur costs with such dispositions. Such costs are not material to our results of operations in a given period.

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

The number of record holders of each class of the Company's common stock as of December 31, 2024 was as follows: CRD-A — 3,153 and CRD-B — 318.

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2025. At December 31, 2024, the Company had remaining authorization to repurchase 1,089,809 shares under the 2021 Repurchase Authorization.

The following graph and table show the value as of December 31, 2024 of a $100 investment in the Company's Class A and Class B common stock as of December 31, 2019 as compared to a similar investment in each of (i) the Russell 2000 Index, and (ii) the S&P Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. The stock price performance represents past results and is not necessarily indicative of future performance.

Comparison of Cumulative Five Year Total Return
Crawford & Company (Class A)
Crawford & Company (Class B)
Russell 2000 Index
S&P Property-Casualty Insurance Index
Dollars
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2019
2020
2021
2022
2023
2024

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2019	2020	2021	2022	2023	2024
Crawford & Company (Class A)	100.00	66.09	68.73	52.72	128.83	116.02
Crawford & Company (Class B)	100.00	72.62	77.57	56.97	145.08	132.58
Russell 2000 Index	100.00	119.96	137.74	109.58	128.14	142.92
S&P Property-Casualty Insurance Index	100.00	106.33	124.95	148.53	164.49	219.73

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2024, 2023, and 2022 consolidated financial statements include the financial position of such operations as of October 31, 2024 and 2023, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2024, 2023 and 2022, respectively.

Business Overview

Based in Atlanta, Georgia, Crawford & Company is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries.

We have a geographic reporting structure consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. Our reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of Loss Adjusting operations in the U.S. and Canada, including Global Technical Services, and field operations. The Canadian operations include all operations within that country, including third party administration and Contractor Connection.
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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $1.293 billion in 2024, an increase of 2.0% compared with $1.267 billion in 2023. Net income attributable to the Company was $26.6 million in 2024, compared with net income of $30.6 million in 2023.

Consolidated revenues before reimbursements increased $25.4 million, or 2.0%, in 2024, compared with 2023. This increase was due to new client growth in North America Loss Adjusting, International Operations, and Broadspire and pricing increases in all of our segments. This was partially offset by a weather-related reduction in our Platforms Solutions segment. Changes in foreign exchange rates decreased our consolidated revenues before reimbursements by $0.8 million, or 0.1%, for 2024 as compared with the prior year.

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2023
Year Ended December 31,	2024	2023	Variance	2024	Variance
Revenues:
North America Loss Adjusting	$312,158	$303,629	2.8%	$313,506	3.3%
International Operations	418,607	382,393	9.5%	418,080	9.3%
Broadspire	388,074	355,650	9.1%	388,074	9.1%
Platform Solutions	173,671	225,459	(23.0)%	173,671	(23.0)%
Total revenues before reimbursements	1,292,510	1,267,131	2.0%	1,293,331	2.1%
Reimbursements	48,460	49,788	(2.7)%	48,289	(3.0)%
Total Revenues	$1,340,970	$1,316,919	1.8%	$1,341,620	1.9%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $26.2 million, or 2.1%, for 2024. Revenues from the North America Loss Adjusting segment increased in 2024 primarily due to an increase in U.S. Global Technical Services. Revenues from the International Operations segment increased due to increases in the U.K., Europe, Asia and Latin America. Revenues from the Broadspire segment increased due to increases in Claims and Medical Management. Revenues from the Platform Solutions segment decreased due to a reduction in our Networks and Contractor Connection service lines.

Overall, there was a decrease in cases received of (2.7)% in 2024 compared with 2023. Within our North America Loss Adjusting segment, the reduction in cases received for 2024 was primarily due to the loss of a customer in the Contractor Connection service line in Canada. Cases within our International Operations segment increased, due primarily to increases in Latin America related to high-frequency, low-severity cases, and Australia, which had an increase in weather-related cases compared to the prior year. There was a slight increase in cases within our Broadspire segment due to an increase in Medical Management referrals, partially offset by an increase in the prior year of 24,700 takeover claims for disability clients within Claims Management. Within our Platform Solutions segment, there was a decrease in cases related to the Networks and the Contractor Connection service lines.

Cases received are presented below by segment:

Year Ended December 31,	2024	2023	Variance
North America Loss Adjusting	242,824	277,212	(12.4)%
International Operations	499,735	486,237	2.8%
Broadspire	544,960	542,832	0.4%
Platform Solutions	310,422	336,223	(7.7)%
Total Crawford Cases Received	1,597,941	1,642,504	(2.7)%

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) increased in our International Operations and Broadspire operating segments, partially offset by a decrease in our North America Loss Adjusting and Platform Solutions segments.

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

In the North America Loss Adjusting segment, operating earnings decreased from $23.2 million, or 7.6% of revenues before reimbursements in 2023, to $18.2 million, or 5.8% of revenues before reimbursements in 2024, primarily due to lower staff utilization in U.S. Field Operations and Canada, compared to 2023. Excluding indirect expenses, gross profit decreased from $62.2 million, or 20.5% of revenues before reimbursements in 2023, to $56.8 million, or 18.2% of revenues before reimbursements in 2024.

In the International Operations segment, operating earnings increased from $11.2 million, or 2.9% of revenues before reimbursements in 2023, to $21.0 million, or 5.0% of revenues before reimbursements in 2024, primarily due to a $36.2 million increase in revenues and improved staff utilization. Excluding indirect expenses, gross profit increased from $60.4 million or 15.8% of revenues before reimbursements in 2023, to $77.5 million, or 18.5% of revenues before reimbursements in 2024.

In the Broadspire segment, operating earnings increased from $41.9 million, or 11.8% of revenues before reimbursements in 2023, to $52.4 million, or 13.5% of revenues before reimbursements in 2024, primarily due to a $32.4 million increase in revenues. Excluding indirect expenses, gross profit increased from $88.6 million, or 24.9% of revenues before reimbursements in 2023, to $97.5 million, or 25.1% of revenues before reimbursements in 2024.

In the Platform Solutions segment, operating earnings decreased from $28.5 million, or 12.7% of revenues before reimbursements in 2023, to $11.2 million, or 6.4% of revenues before reimbursements in 2024, primarily due to a ($48.0) million decrease in revenues from staff argumentation within the Networks service line. Excluding indirect expenses, gross profit decreased from $51.6 million, or 22.9% of revenues before reimbursements in 2023, to $34.9 million, or 20.1% of revenues before reimbursements in 2024.

Cost of services provided, before reimbursements, increased $16.9 million, or 1.9% for 2024 compared with 2023. This increase was primarily due to an increase in compensation expense, within our North America Loss Adjusting, International Operations and Broadspire segments, partially offset by decreases in compensation expense in our Platforms Solutions segment. This increase was consistent with the increase in revenues of $25.4 million, or 2.0%.

Selling, general, and administrative ("SG&A") expenses increased $13.2 million, or 4.6%, in 2024, as compared with 2023. This increase was primarily due to increases in professional fees and IT costs, partially offset by the benefit from contingent earnout adjustments.

Contingent earnout adjustments represent the fair value adjustment of earnout liabilities arising from recent acquisitions. This benefit totaled $1.1 million for 2024, compared to an expense of $4.0 million for 2023. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-service pension costs totaled $9.8 million for 2024, compared to $8.6 million for 2023, primarily due to higher amortization of net losses. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

We sold our Canadian head office building in Kitchener, Ontario Canada in the first quarter of 2022 for $3.1 million and recognized a pretax gain on disposal of $1.8 million. This gain is recorded as a credit within Unallocated Corporate and Shared Costs and is included in “Selling, general, and administrative expenses” on the Company's Condensed Consolidated Statements of Operations.

We recognized a pretax non-cash goodwill impairment in the 2022 third quarter totaling $36.8 million related to the North America Loss Adjusting ($3.4 million), International Operations ($22.7 million), and Platform Solutions ($10.7 million) reportable segments. There was no goodwill impairment in 2024 or 2023.

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

Segment Operating Earnings

We believe that a discussion and analysis of the segment operating earnings of our four segments is helpful in understanding the results of our operations. Operating earnings is our segment measure of profitability presented in conformity with the Financial Accounting Standards Board's ("FASB") ASC Topic 280 "Segment Reporting." Operating earnings is the primary financial performance measure used by our senior management and CODM to evaluate the financial performance of our operating segments and make resource allocation and certain compensation decisions.

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

Income taxes, net corporate interest expense, stock option expense, contingent earnout adjustments, amortization of customer-relationship intangible assets, and non-service pension costs and credits are recurring components of our net income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services, and vary significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and the Board of Directors, affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our segments. Contingent earnout adjustments represent fair value adjustments of earnout liabilities arising from recent acquisitions. Amortization expense is a non-cash expense for finite-lived customer-relationship and trade name intangible assets acquired in business combinations. Non-service pension costs and credits represent the U.S. and U.K. non-service defined benefit pension costs and credits, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense. The exclusion of this measurement is intended to exclude market volatility related to an expense that is non-operating in nature and not related to business performance. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings in order to better assess the results of each segment's operating activities on a consistent basis.

Goodwill impairments and reserves on certain income tax assets arise from time to time due to various factors, but are not allocated to any particular segment since they historically have not regularly impacted our performance and are not expected to impact our future performance on a regular basis.

Unallocated corporate and shared costs and credits include expenses and credits related to our chief executive officer and Board of Directors, certain provisions for bad debt allowances or subsequent recoveries such as those related to bankrupt clients, certain unallocated professional fees, certain payroll tax and benefits, and certain self-insurance costs and recoveries that are not allocated to our individual segments.

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, goodwill impairment, non-service pension costs and credits, reserves on certain income tax assets, and unallocated corporate and shared costs follows the discussion and analysis of the results of operations of our four segments.

Segment Revenues

In the normal course of business, our segments incur certain out-of-pocket expenses that are thereafter reimbursed by our clients. Under GAAP, these out-of-pocket expenses and associated reimbursements are required to be included when reporting expenses and revenues, respectively, in our consolidated results of operations as we are considered the principal in these transactions. In the discussion and analysis of results of operations which follows, we do not include a gross up of expenses and revenues for these pass-through reimbursed expenses. The amounts of reimbursed expenses and related revenues offset each other in our results of operations with no impact to our net income or operating earnings. A reconciliation of revenues before reimbursements to consolidated revenues determined in accordance with GAAP is self-evident from the face of the accompanying statements of operations. Unless noted in the following discussion and analysis, revenue amounts exclude reimbursements for out-of-pocket expenses.

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

				% Change from Prior Year
Year Ended December 31,	2024	2023	2022	2024	2023
	(In thousands, except percentages)
Revenues:
North America Loss Adjusting	$312,158	$303,629	$274,755	2.8%	10.5%
International Operations	418,607	382,393	357,452	9.5%	7.0%
Broadspire	388,074	355,650	313,564	9.1%	13.4%
Platform Solutions	173,671	225,459	243,711	(23.0)%	(7.5)%
Total Revenues before reimbursements	1,292,510	1,267,131	1,189,482	2.0%	6.5%
Reimbursements	48,460	49,788	41,744	(2.7)%	19.3%
Total Revenues	$1,340,970	$1,316,919	$1,231,226	1.8%	7.0%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$226,181	$214,642	$198,445	5.4%	8.2%
% of related revenues before reimbursements	72.5%	70.7%	72.2%
International Operations	273,692	256,560	254,617	6.7%	0.8%
% of related revenues before reimbursements	65.4%	67.1%	71.2%
Broadspire	235,284	217,253	198,473	8.3%	9.5%
% of related revenues before reimbursements	60.6%	61.1%	63.3%
Platform Solutions	111,786	147,801	163,449	(24.4)%	(9.6)%
% of related revenues before reimbursements	64.4%	65.6%	67.1%
Total	$846,943	$836,256	$814,984	1.3%	2.6%
% of Revenues before reimbursements	65.5%	66.0%	68.5%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$67,804	$65,802	$57,202	3.0%	15.0%
% of related revenues before reimbursements	21.7%	21.7%	20.8%
International Operations	123,914	114,652	115,781	8.1%	(1.0)%
% of related revenues before reimbursements	29.6%	30.0%	32.4%
Broadspire	100,361	96,524	88,070	4.0%	9.6%
% of related revenues before reimbursements	25.9%	27.1%	28.1%
Platform Solutions	50,712	49,117	44,516	3.2%	10.3%
% of related revenues before reimbursements	29.2%	21.8%	18.3%
Total before reimbursements	$342,791	$326,095	$305,569	5.1%	6.7%
% of Revenues before reimbursements	26.5%	25.7%	25.7%
Reimbursements	48,460	49,788	41,744	(2.7)%	19.3%
Total	$391,251	$375,883	$347,313
% of Revenues	29.2%	28.5%	28.2%
Segment Operating Earnings (Loss):
North America Loss Adjusting	$18,173	$23,185	$19,108	(21.6)%	21.3%
% of related revenues before reimbursements	5.8%	7.6%	7.0%
International Operations	21,001	11,181	(12,946)	87.8%	186.4%
% of related revenues before reimbursements	5.0%	2.9%	(3.6)%
Broadspire	52,429	41,873	27,021	25.2%	55.0%
% of related revenues before reimbursements	13.5%	11.8%	8.6%
Platform Solutions	11,173	28,541	35,746	(60.9)%	(20.2)%
% of related revenues before reimbursements	6.4%	12.7%	14.7%
(Deduct) Add:
Unallocated corporate and shared costs and credits, net	(28,066)	(19,419)	(7,050)	44.5%	175.4%
Net corporate interest expense	(16,862)	(17,036)	(10,311)	(1.0)%	65.2%
Stock option expense	(574)	(552)	(548)	4.0%	0.7%
Amortization of customer-relationship intangible assets	(7,497)	(7,790)	(7,836)	(3.8)%	(0.6)%
Goodwill impairment	—	—	(36,808)	nm	nm
Non-service pension (costs) credits	(9,764)	(8,601)	1,591	13.5%	(640.6)%
Contingent earnout adjustments	1,099	(4,025)	(2,921)	(127.3)%	37.8%
Income Before Income Taxes	41,112	47,357	5,046	(13.2)%	838.5%
Income taxes	(14,583)	(17,097)	(23,578)	(14.7)%	(27.5)%
Net Income (Loss)	26,529	30,260	(18,532)	(12.3)%	263.3%
Net loss attributable to noncontrolling interests	67	349	227	(80.8)%	53.7%
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$26,596	$30,609	$(18,305)	(13.1)%	267.2%

nm = not meaningful

YEAR ENDED DECEMBER 31, 2024 COMPARED WITH YEAR ENDED DECEMBER 31, 2023

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating Earnings

Operating earnings in our North America Loss Adjusting segment totaled $18.2 million, or 5.8% of revenues before reimbursements, in 2024, compared with 2023 operating earnings of $23.2 million, or 7.6% of revenues before reimbursements. The decrease in operating earnings in 2024 was primarily due to the decrease in revenues in Canada and U.S. Field Operations and reduced staff utilization related to the higher weather-related activity in the prior year.

Excluding indirect expenses, gross profit decreased from $62.2 million, or 20.5% of revenues before reimbursements in 2023, to $56.8 million, or 18.2% of revenues before reimbursements in 2024, due to a decrease in revenues in U.S. Field Operations, increases in expenses within U.S. Global Technical Services, and a decrease in revenues in Canada, as compared to the prior year.

Operating results for our North America Loss Adjusting segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2023
Year Ended December 31,	2024	2023	Variance	2024	Variance
Revenues	$312,158	$303,629	2.8%	$313,506	3.3%
Direct expenses	255,388	241,475	5.8%	256,572	6.3%
Gross profit	56,770	62,154	(8.7)%	56,934	(8.4)%
Indirect expenses	38,597	38,969	(1.0)%	38,831	(0.4)%
Total North America Loss Adjusting Operating Earnings	$18,173	$23,185	(21.6)%	$18,103	(21.9)%

Gross profit margin	18.2%	20.5%	(2.3)%	18.2%	(2.3)%
Operating margin	5.8%	7.6%	(1.8)%	5.8%	(1.8)%

Revenues before Reimbursements

North America Loss Adjusting revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2023
Year Ended December 31,	2024	2023	Variance	2024	Variance
U.S.	$221,279	$207,255	6.8%	$221,279	6.8%
Canada	90,879	96,374	(5.7)%	92,227	(4.3)%
Total North America Loss Adjusting Revenues before Reimbursements	$312,158	$303,629	2.8%	$313,506	3.3%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $312.2 million in 2024, compared with $303.6 million in 2023. This increase was due to increased business in the U.S. from both new and existing clients and pricing increases. The change in exchange rates decreased our North America Loss Adjusting segment revenues by (0.5)%, or $(1.3) million, for 2024 as compared with 2023. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $313.5 million for 2024. There was a decrease in segment unit volume, measured principally by cases received, of (12.4)% for 2024, compared with 2023. This includes a decrease in high-frequency, low-severity cases received in Contractor Connection in Canada of 35,800 or 12.9%. Changes in product mix and in the rates charged for those services accounted for a 2.8% revenue increase for the year ended 2024 compared with 2023.

The increase in revenues in the U.S. for 2024 was due primarily to an increase in Global Technical Services, as a result of an increase in expert adjusting staff, increased business from new and existing clients, and pricing increases. There was a decrease in revenues in Canada in 2024, compared with 2023, due to the decrease in Contractor Connection cases.

Revenue variance components for our North America Loss Adjusting segment for the year ended December 31, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	December 31
Decrease in cases received	(12.4)%
Decrease due to foreign currency exchange rates	(0.5)%
Contractor Connection Canada high-frequency, low-severity case reduction	12.9%
Change in product mix and rates	2.8%
Increase in Revenues before Reimbursements	2.8%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $8.6 million in 2024 compared with $9.8 million in 2023. The decrease was due to a decrease in mileage reimbursements.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for 2024 and 2023 were as follows:

Year Ended December 31,	2024	2023	Variance
U.S.	145,516	145,957	(0.3)%
Canada	97,308	131,255	(25.9)%
Total North America Loss Adjusting Cases Received	242,824	277,212	(12.4)%

Overall, there was a decrease in cases of (12.4)% in 2024, compared with 2023. The slight decrease in U.S. case volumes in 2024 was due to higher weather-related activity in the prior year partially offset by an increase in U.S. Global Technical Services. There was a decrease in cases in Canada in 2024 primarily due to 35,800 less high-frequency, low-severity Contractor Connection cases related to the loss of a customer, as compared with 2023.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. North America Loss Adjusting direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 72.5% for 2024 and 70.7% for 2023. The dollar amount of these expenses increased from $214.6 million in 2023 to $226.2 million in 2024. The increase in amounts was due to increases in expert adjusting staff in U.S. Global Technical Services, partially offset by decreases in employees in U.S. Field Operations and Canada. The increase in the percentage of revenues before reimbursements is due to lower staff utilization in U.S. Field Operations and Canada, compared to 2023.

There was an average of 1,996 FTEs in 2024 compared with an average of 2,055 FTEs in 2023.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased from $65.8 million in 2023 to $67.8 million in 2024, remaining consistent as a percent of segment revenues before reimbursements at 21.7% for each respective period. The increase in costs was in line with the increase in revenues and due to increases in automobile expense, professional fees and data processing costs.

INTERNATIONAL OPERATIONS SEGMENT

Operating Earnings

Our International Operations segment reported operating earnings of $21.0 million, or 5.0% of revenues before reimbursements in 2024, compared with operating earnings of $11.2 million, or 2.9% of revenues before reimbursements in 2023. This increase in operating earnings was due to increased revenues in the U.K., Europe, Asia, and Latin America.

Excluding centralized indirect expenses, gross profit increased from $60.4 million, or 15.8% of revenues before reimbursements in 2023, to $77.5 million, or 18.5% of revenues before reimbursements in 2024. The increase in gross profit was driven by the increase in revenues.

Operating results for our International Operations segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2023
Year Ended December 31,	2024	2023	Variance	2024	Variance
Revenues	$418,607	$382,393	9.5%	$418,081	9.3%
Direct expenses	341,152	322,025	5.9%	339,592	5.5%
Gross profit	77,455	60,368	28.3%	78,489	30.0%
Indirect expenses	56,454	49,187	14.8%	56,643	15.2%
Total International Operations Operating Earnings	$21,001	$11,181	87.8%	$21,846	95.4%

Gross profit margin	18.5%	15.8%	2.7%	18.8%	3.0%
Operating margin	5.0%	2.9%	2.1%	5.2%	2.3%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2023
Year Ended December 31,	2024	2023	Variance	2024	Variance
U.K.	$168,357	$143,353	17.4%	$162,685	13.5%
Europe	100,702	92,130	9.3%	100,233	8.8%
Australia	88,988	89,479	(0.5)%	89,466	(0.0)%
Asia	24,466	23,289	5.1%	24,773	6.4%
Latin America	36,094	34,142	5.7%	40,924	19.9%
Total International Operations Revenues before Reimbursements	$418,607	$382,393	9.5%	$418,081	9.3%

Revenues before reimbursements from our International Operations segment totaled $418.6 million in 2024, compared with $382.4 million in 2023. This increase was primarily due to increases in the U.K., Europe, Asia, and Latin America. The change in exchange rates increased our International Operations segment revenues by approximately 0.2%, or $0.5 million, for 2024 as compared with 2023. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $418.1 million for 2024. There was an increase in segment unit volume, measured principally by cases received, of 2.8% for 2024, compared with the 2023 period. There was a net decrease in high-frequency, low-severity cases of 11,250 or (2.3%), driven primarily by fewer high-frequency, low-severity cases in the U.K., partially offset by an increase in high-frequency, low-severity cases in Brazil. There was also an increase in higher-value third-party administration claims in the U.K, which led to a 2.7% increase in revenue for 2024, compared with the 2023 period. Changes in product mix and in the rates charged for those services accounted for a 1.5% revenue increase for 2024 compared with the same period in 2023.

Based on constant foreign exchange rates, the increase in the U.K. for 2024, compared with 2023, was due to an increase in property and third party administration revenues driven by higher value claims. There was an increase in revenues in Europe in the 2024 period, compared with 2023, due to increases in Netherlands, Norway, the Middle East, and Germany. There was an increase in revenues in Asia in 2024, compared with 2023, due to an increase in high-frequency, low-severity case activity in Singapore, as well as increases in Taiwan related to an earthquake. The increase in revenues in Latin America in 2024 was primarily driven by increased volumes across third-party administration and loss adjusting in Brazil.

Revenue variance components for our International Operations segment, for the year ended December 31, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	December 31
Increase in cases received	2.8%
Increase due to foreign currency exchange rates	0.2%
Increase in U.K. revenues related to higher-value third-party administrative claims	2.7%
Change in high-frequency, low-severity cases received	2.3%
Change in product mix and rates	1.5%
Increase in Revenues before Reimbursements	9.5%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment which are included in total Company revenue increased to $34.3 million in 2024 from $33.8 million in 2023. The increase in reimbursed expenses was primarily due to the increase in revenues in the current year.

Case Volume Analysis

International Operations unit volumes, as measured by cases received, by region for 2024 and 2023 were as follows:

Year Ended December 31,	2024	2023	Variance
U.K.	130,014	159,384	(18.4)%
Europe	181,967	177,315	2.6%
Australia	50,808	35,362	43.7%
Asia	27,381	25,973	5.4%
Latin America	109,565	88,203	24.2%
Total International Operations Cases Received	499,735	486,237	2.8%

Overall, there was an increase in cases received of 2.8% for 2024, compared with 2023. There was a decrease in cases in the U.K., due to decreases in high-frequency, low-severity cases in third party administration and property. Cases increased in Europe due to an increase in cases in the Middle East from flooding events and an increase in claims in Germany and the Netherlands, partially offset by a decrease in claims from Finland and Poland. Australia increased due to an increase in weather-related cases as well as an increase in high-frequency, low-severity cases in Contractor Connection. There was an increase in cases received in Asia due to an increase in high-frequency, low-severity activity in Singapore. Latin America experienced an increase in high-frequency, low-severity cases received in Brazil as well as cases received in Chile.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International Operations segment revenues before reimbursements, decreased from 67.1% in 2023 to 65.4% in 2024. The total dollar amount of these expenses increased from $256.6 million in 2023 to $273.7 million in 2024. The increase was due to increases in compensation expense, related to the increase in revenues. The decrease in the percentage of revenues before reimbursements is due to higher revenues in 2024 and improved staff utilization.

There was an average of 3,642 FTEs in this segment in 2024, compared with an average of 3,631 FTEs in 2023.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased in the International Operations segment from $114.7 million in 2023 to $123.9 million in 2024, but decreased as a percent of revenues before reimbursements from 30.0% in 2023 to 29.6% in 2024. The increase in the expense for 2024 was due to an increase in revenues, while the percentage of revenues before reimbursements decreased due to improved operating leverage.

BROADSPIRE SEGMENT

Operating Earnings

Our Broadspire segment reported operating earnings of $52.4 million, or 13.5% of revenues before reimbursements in 2024, as compared to $41.9 million, or 11.8% of revenues before reimbursements in 2023. This increase was due to an increase in revenues resulting from new client programs, increased medical management usage, and pricing improvements.

Excluding centralized indirect expenses, gross profit increased from $88.6 million, or 24.9% of revenues before reimbursements in 2023, to $97.5 million, or 25.1% of revenues before reimbursements in 2024, due to the increased revenues and improved staff utilization.

Operating results for our Broadspire segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
Year Ended December 31,	2024	2023	Variance
Revenues	$388,074	$355,650	9.1%
Direct expenses	290,531	267,017	8.8%
Gross profit	97,543	88,633	10.1%
Indirect expenses	45,114	46,760	(3.5)%
Total Broadspire Operating Earnings	$52,429	$41,873	25.2%

Gross profit margin	25.1%	24.9%	0.2%
Operating margin	13.5%	11.8%	1.7%

Revenues before Reimbursements

Broadspire revenues are derived primarily from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line were as follows:

	In thousands (except percentages)
Year Ended December 31,	2024	2023	Variance
Claims Management	$198,797	$182,840	8.7%
Medical Management	189,277	172,810	9.5%
Total Broadspire Revenues before Reimbursements	$388,074	$355,650	9.1%

Revenues before reimbursements from Broadspire totaled $388.1 million in 2024, compared with $355.7 million in 2023. This increase was primarily due to an increase in new client growth across both service lines, increased medical management usage, and pricing improvements. Revenues were positively impacted by a slight increase in unit volumes, measured principally by cases received, of 0.4% for 2024 compared with 2023. Claims increased from growth within the Medical Management service line that was partially offset by an increase of takeover claims for disability clients in the prior year. This resulted in a reduction of 24,700 claims, or 4.6%, which had minimal revenues associated with them. Revenues were positively impacted by a $2.7 million increase within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or 0.8% of the increase in revenues. There was also an $8.0 million increase in revenues within our Medical Management service line for which no cases are received, or 2.2% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 1.1% revenue increase for 2024 as compared with 2023.

Revenue variance components for our Broadspire segment for the year ended December 31, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	December 31
Increase in cases received	0.4%
Reduction in disability cases within claims management due to prior year takeover cases for two specific clients	4.6%
Increase in claims management revenues with no cases received	0.8%
Increase in medical management revenues with no cases received	2.2%
Change in product mix and rates	1.1%
Increase in Revenues before Reimbursements	9.1%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenue increased to $3.5 million in 2024 from $3.3 million in 2023. The increase in reimbursed expenses in the 2024 period was primarily due to the increased revenues in the current year.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for 2024 and 2023 were as follows:

Year Ended December 31,	2024	2023	Variance
Claims Management	381,596	397,010	(3.9)%
Medical Management	163,364	145,822	12.0%
Total Broadspire Cases Received	544,960	542,832	0.4%

Overall case volumes were 0.4% higher in 2024 compared with 2023, due to an increase in Medical Management referrals, partially offset by an increase of 24,700 takeover claims for disability clients in the prior year within Claims Management.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Broadspire segment revenues before reimbursements, decreased from 61.1% in 2023 to 60.6% in 2024. The total dollar amount of these expenses increased from $217.3 million in 2023 to $235.3 million in 2024. The increase in the amounts was due to increased employees, average wages, and incentive compensation, related to the increase in revenues. The decrease as a percentage of revenues before reimbursements was due to increases in revenues in services with higher margins.

There was an average of 2,708 FTEs in this segment in 2024, an increase from an average of 2,610 FTEs in the 2023 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased in the Broadspire segment from $96.5 million in 2023 to $100.4 million in 2024, but decreased as a percent of revenues before reimbursements from 27.1% in 2023 to 25.9% in 2024. The increase in the expense was due to the higher revenues and an increase in the rates charged for certain vendor services. The decrease in the percent of revenues before reimbursements was due to the higher revenues and improved operating efficiencies.

PLATFORM SOLUTIONS SEGMENT

Operating Earnings

Our Platform Solutions segment recorded operating earnings of $11.2 million in 2024, or 6.4% of revenues before reimbursements, compared with operating earnings of $28.5 million in 2023, or 12.7% of revenues before reimbursements. The decrease was primarily due to a reduction in revenues in our Networks service line due to higher weather-related activity in the prior year period resulting in decreased need for staff augmentation services in 2024 and lower Contractor Connection revenues.

Excluding indirect expenses, gross profit decreased from $51.6 million, or 22.9% of revenues before reimbursements in 2023, to $34.9 million, or 20.1% of revenues before reimbursements in 2024. This decrease was primarily due to a reduction in revenues in our Networks service line due to higher weather-related activity in the prior year periods resulting in decreased need for staff augmentation services by our clients in the 2024 periods and lower Contractor Connection revenues.

Operating results for our Platform Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
Year Ended December 31,	2024	2023	Variance
Revenues	$173,671	$225,459	(23.0)%
Direct expenses	138,769	173,874	(20.2)%
Gross profit	34,902	51,585	(32.3)%
Indirect expenses	23,729	23,044	3.0%
Total Platform Solutions Operating Earnings	$11,173	$28,541	(60.9)%

Gross profit margin	20.1%	22.9%	(2.8)%
Operating margin	6.4%	12.7%	(6.3)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company and consumer markets in the U.S. Revenues before reimbursements by service line were as follows:

	In thousands (except percentages)
Year Ended December 31,	2024	2023	Variance
Contractor Connection	$67,586	$74,627	(9.4)%
Networks	76,977	123,859	(37.9)%
Subrogation	29,108	26,973	7.9%
Total Platform Solutions Revenues before Reimbursements	$173,671	$225,459	(23.0)%

Revenues before reimbursements from our Platform Solutions segment totaled $173.7 million in 2024, compared with $225.5 million in 2023. This decrease was primarily due to a reduction in our Networks service line where we provide staff augmentation for our clients, along with a decrease in our Contractor Connection service line due to higher weather-related activity in the prior year period, partially offset by an increase in our Subrogation service line. There was a decrease in segment unit volume, measured principally by cases received, of (7.7)% for 2024, compared with the 2023 period. There was a reduction in low value inspection services cases within our Networks service line of 21,600 cases, or 6.4% in 2024, compared to 2023. There was a change in revenues from staff argumentation within our Networks service line, which have no corresponding cases, which resulted in decreased revenues of (21.3)% in 2024. Changes in product mix and in the rates charged for those services accounted for a (0.4)% revenue decrease for 2024 compared with 2023.

Revenue variance components for our Platform Solutions segment for the year ended December 31, 2024 are summarized as follows:

2024 Period compared to 2023 Period Ending:	December 31
Decrease in cases received	(7.7)%
Reduction in low value inspection services cases	6.4%
Decrease in revenues from staff augmentation	(21.3)%
Change in product mix and rates	(0.4)%
Decrease in Revenues before Reimbursements	(23.0)%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $1.8 million and $2.7 million for 2024 and 2023, respectively. The decrease was due to reduced Networks revenues in 2024.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for 2024 and 2023 were as follows:

Year Ended December 31,	2024	2023	Variance
Contractor Connection	121,704	139,739	(12.9)%
Networks	150,083	161,456	(7.0)%
Subrogation	38,635	35,028	10.3%
Total Platform Solutions Cases Received	310,422	336,223	(7.7)%

Overall case volumes were (7.7)% lower in 2024 compared with 2023, due to decreases in Contractor Connection and Networks driven by higher weather-related activity in the prior year. There was a reduction in low value inspection services cases within our Networks service line of 21,600 cases in 2024. The decrease in cases in our Contractor Connection service lines in 2024 is due to higher weather-related activity in the prior year. The increase in Subrogation cases for the year is due to an increase from higher volume customers.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Platform Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Platform Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, was 64.4% in 2024 and 65.6% in 2023. The amount of these expenses decreased from $147.8 million in 2023 to $111.8 million in 2024. The decrease in costs was due to the lower revenues in the current year and reduction of employees in our Networks service line. The decrease as a percentage of revenues before reimbursements in the current year was due to the reduction in revenues in our Networks service line which is more labor intensive than our other Platform Solutions service lines.

Average FTEs in this segment totaled 1,049 in 2024, down from an average of 1,314 FTEs in 2023 due to fewer adjusters in the Networks service line.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased as a percent of segment revenues before reimbursements from $49.1 million, or 21.8% of revenues before reimbursements in 2023, to $50.7 million, or 29.2% of revenues before reimbursements in 2024. The increase in expense and as a percent of revenues before reimbursements is due to the increased technology investments and lower revenues.

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

Excluding centralized indirect expenses, gross profit increased from $51.8 million, or 18.9% of revenues before reimbursements in 2022, to $62.2 million, or 20.5% of revenues before reimbursements in 2023, due primarily to an increase in revenues in the U.S. and improved staff utilization.

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

Excluding indirect expenses, gross profit increased from $41.1 million, or 11.5% of revenues before reimbursements in 2022, to $60.4 million, or 15.8% of revenues before reimbursements in 2023. This increase was due to increased revenues and cost reductions in various operations.

Operating results for our International Operations segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2022
Year Ended December 31,	2023	2022	Variance	2022	Variance
Revenues	$382,393	$357,452	7.0%	$391,645	9.6%
Direct expenses	322,025	316,371	1.8%	329,190	4.1%
Gross profit	60,368	41,081	46.9%	62,455	52.0%
Indirect expenses	49,187	54,027	(9.0)%	50,374	(6.8)%
Total International Operations Operating Earnings (Loss)	$11,181	$(12,946)	186.4%	$12,081	193.3%

Gross profit margin	15.8%	11.5%	4.3%	15.9%	4.4%
Operating margin	2.9%	(3.6)%	6.5%	3.1%	6.7%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2022
Year Ended December 31,	2023	2022	Variance	2023	Variance
U.K.	$143,353	$121,814	17.7%	$145,852	19.7%
Europe	92,130	89,777	2.6%	93,685	4.4%
Australia	89,479	94,692	(5.5)%	94,408	(0.3)%
Asia	23,289	21,652	7.6%	23,733	9.6%
Latin America	34,142	29,517	15.7%	33,967	15.1%
Total International Operations Revenues before Reimbursements	$382,393	$357,452	7.0%	$391,645	9.6%
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

Revenue variance components for our International Operations segment for the year ended December 31, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	December 31
Decrease in cases received	(9.3)%
Decrease due to foreign currency exchange rates	(2.6)%
Australia 2022 catastrophe cases	3.2%
High-frequency, low-severity cases received in Europe in 2022 with minimal 2022 revenues	5.6%
U.K. change in operating model	2.3%
Change in product mix and rates	7.4%
Impact of acquisition revenues	0.4%
Increase in Revenues before Reimbursements	7.0%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment which are included in total Company revenue increased to $33.8 million in 2023 from $29.0 million in 2022. The increase in reimbursed expenses was primarily due to the increase in revenues in the current year.

Case Volume Analysis

International Operations unit volumes, as measured by cases received, by region for 2023 and 2022 were as follows:

Year Ended December 31,	2023	2022	Variance
U.K.	159,384	155,994	2.2%
Europe	177,315	212,083	(16.4)%
Australia	35,362	67,494	(47.6)%
Asia	25,973	20,622	25.9%
Latin America	88,203	79,913	10.4%
Total International Operations Cases Received	486,237	536,106	(9.3)%

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

Excluding indirect expenses, gross profit increased from $69.9 million, or 22.3% of revenues before reimbursements in 2022, to $88.6 million, or 24.9% of revenues before reimbursements in 2023, due to the increased revenues and a favorable revenue mix shift with growth in higher margin Medical Management services.

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

Excluding indirect expenses, gross profit decreased from $56.3 million, or 23.1% of revenues before reimbursements in 2022, to $51.6 million, or 22.9% of revenues before reimbursements in 2023, as a result of the revenue decrease in our Networks service line.

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

Revenues before reimbursements from our Platform Solutions segment totaled $225.5 million in 2023, compared with $243.7 million in 2022. This decrease was primarily due to a decrease in our Networks service line due to a reduction in utilization with existing clients, partially offset by increases in pricing and the average fee per case from Contractor Connection and Subrogation. There was a decrease in segment unit volume, measured principally by cases received, of (23.8)% for 2023, compared with the 2022 period. There was a reduction in low value inspection services cases within our Networks service line of 98,200 cases, or 22.2% in 2023, compared to 2022. Revenues in our Platform Solutions segment include revenues from existing clients where we provide staff augmentation, which resulted in $(14.9) million reduction of revenues in 2023, or a (6.1)% decrease in Platform Solutions revenues. The revenues generated from these clients consist of us providing dedicated employees which is not measured by cases, and accordingly there is no decrease in cases received to match the decrease in revenues. Changes in product mix and in the rates charged for those services accounted for a 0.2% revenue increase during 2023, compared with 2022.

The reduction in revenues in our Networks service line was due to a reduction where we provide staff augmentation for our clients. The increase in Contractor Connection was due to an increase in pricing as well as increases in the average case values and severity of cases received. There was an increase in revenues in our Subrogation service line, in spite of a reduction in cases received, due to a special project in 2022 that had a lower average fee per case.

Revenue variance components for our Platform Solutions segment for the year ended December 31, 2023 are summarized as follows:

2023 Period compared to 2022 Period Ending:	December 31
Decrease in cases received	(23.8)%
Reduction in low value inspection services cases	22.2%
Decrease in revenues from staff augmentation	(6.1)%
Change in product mix and rates	0.2%
Decrease in Revenues before Reimbursements	(7.5)%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $2.7 million and $1.2 million for 2023 and 2022, respectively. The increase was due to additional use of third parties in our Networks service line in the 2023 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for 2023 and 2022 were as follows:

Year Ended December 31,	2023	2022	Variance
Contractor Connection	139,739	154,315	(9.4)%
Networks	161,456	251,368	(35.8)%
Subrogation	35,028	35,819	(2.2)%
Total Platform Solutions Cases Received	336,223	441,502	(23.8)%

Overall case volumes were (23.8)% lower in 2023 compared with 2022, due to a decrease in each of our service lines. This decrease was primarily from a decrease in low value inspection services cases within our Networks service line of 98,200 cases, or a 22.2% decrease in cases from 2022. A portion of the decrease in revenues in our Networks service line is the result of revenues generated from existing clients which consists of us providing dedicated employees which is not measured by cases, and accordingly there is no decrease in cases received to match the decrease in revenues. The decrease in cases in the Contractor Connection service line was due to carrier clients experiencing decreased program utilization. The decrease in cases in our Subrogation service line was due to a special project in 2022 that did not contribute new cases in 2023.

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

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, changes in tax law, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $14.6 million, $17.1 million, and $23.6 million for 2024, 2023, and 2022, respectively. Our effective tax rate for financial reporting purposes was 35.5%, 36.1%, and 467.2% for 2024, 2023, and 2022, respectively. The Company's effective income tax rate in 2024 was impacted by performance in certain foreign jurisdictions and changes in valuation allowances. The Company's effective income tax rate in 2023 was impacted by changes in domestic tax guidance and changes in valuation allowances in certain jurisdictions. The Company's effective income tax rate in 2022 was impacted by the goodwill impairment and change in valuation allowances for certain foreign jurisdictions, primarily the U.K. Based on our 2025 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2025 to be in the 33% to 35% range before considering any discrete items and assuming no material changes to tax law and policy in the material jurisdictions in which we operate.

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

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Corporate interest expense totaled $20.3 million, $19.8 million, and $11.0 million for 2024, 2023, and 2022, respectively. Corporate interest income totaled $3.4 million, $2.8 million, and $0.7 million in 2024, 2023, and 2022, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Our level of interest expense is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods. The weighted average interest rates under our Credit Facility were 6.8%, 6.6%, and 3.3% for the years ending December 31, 2024, 2023, and 2022, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.6 million, $0.6 million and $0.5 million was recognized during 2024, 2023, and 2022, respectively. Other stock-based compensation expense related to our Executive Stock Bonus Plan and our Omnibus Stock and Incentive Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $7.5 million, $7.8 million, and $7.8 million in 2024, 2023, and 2022, respectively. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

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

Unallocated corporate and shared costs and credits were $28.1 million, $19.4 million, and $7.1 million in 2024, 2023, and 2022, respectively. The increase for 2024 was due to a $3.3 million increase in professional fees, $3.0 million increase in unallocated compensation, and a $2.4 million increase in self-insurance costs.

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

Contingent Earnout Adjustments

Contingent earnout (benefit) expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This resulted in a benefit of $(1.1) million in 2024, and expenses of $4.0 million and $2.9 million for 2023 and 2022, respectively. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Cost and Credits

Non-service pension cost totaled $9.8 million for 2024, $8.6 million in 2023, and a credit of $(1.6) million in 2022. The increase in 2024 was due to higher amortization of net losses compared to 2023. The increase in 2023 was primarily due to higher interest costs in 2023 compared to 2022 given changes in market rates. Non-service pension costs represent the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

Goodwill Impairment

We recognized a pretax non-cash goodwill impairment in 2022 totaling $36.8 million, which was partially offset by a $3.5 million reduction in income tax expense. This impairment consisted of $3.4 million related to our North America Loss Adjusting reportable segment, $22.7 million related to our International Operations reportable segment, and $10.7 million related to our Platform Solutions reportable segment. There was no goodwill impairment in 2024 or 2023.

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

On November 5, 2021, the Company and certain of its subsidiaries (Crawford & Company Risk Services Investments Limited (the "U.K. Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd, (the "Australian Borrower"), collectively known with the Company, as the "Borrowers") entered into a Credit Facility (the "Credit Facility"), which replaced our prior credit agreement, dated as of December 8, 2011, as subsequently amended.

The Credit Facility consists of a $450.0 million revolving credit facility, with a letter of credit sub-commitment of $125.0 million. The Credit Facility contains sublimits of $250.0 million for borrowings by the U.K. Borrower, $125.0 million for borrowings by the Canadian Borrower, and $75.0 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on November 5, 2026.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, the currencies of Canada, Japan, Australia or United Kingdom and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or Term SOFR or an alternative reference rate, in each case plus an applicable interest margin based on our leverage ratio (as defined below), provided that borrowings in foreign currencies will be at an alternative reference rate. On May 19, 2023, we amended the Credit Agreement. Pursuant to the amendment, London Interbank Offered Rate ("LIBOR") has been replaced with Term Secured Overnight Financing Rate ("Term SOFR") as the U.S. dollar reference rate. Additionally, on January 29, 2024, the Company amended the Credit Agreement to change the reference rate for Canadian dollars to be based on the Canadian Overnight Repo Rate Average ("CORRA"). The Credit Facility, as amended, defines Term SOFR based on the published forward-looking SOFR rate administered by the CME Group or any acceptable successor. The Credit Facility defines alternative reference rates for non-U.S. Dollar currencies as Alternative Currency Term Rates or Alternative Currency Daily Rates. The interest margin for Term SOFR Rate or alternative reference rate loans ranges from 1.00% to 1.625% and for Base Rate loans ranges from 0.00% to 0.625%. Base Rate is defined as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (c) the Term SOFR plus 1.00%, subject to interest rate floors, with a minimum rate of zero. The weighted average interest rates under our Credit Facility were 6.8%, 6.6%, and 3.3% for the years ending December 31, 2024, 2023, and 2022, respectively.

At December 31, 2024, a total of $218.1 million of short-term and long-term debt was outstanding, and there was an undrawn amount of $8.9 million under the letter of credit sub-commitments of the Credit Facility. These letter of credit commitments were for our own obligations. Including the amounts committed under the letter of credit sub-commitments, the available balance under the Credit Facility totaled $219.4 million at December 31, 2024.

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

At December 31, 2024, we were in compliance with the financial covenants under the Credit Facility. Our leverage ratio was 1.85 and 1.60 as of December 31, 2024 and December 31, 2023, respectively, and our interest coverage ratio was 5.50 and 5.99 as of December 31, 2024 and December 31, 2023, respectively. If we do not meet the covenant requirements in the future, we would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary documents.

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

The operations of our North America Loss Adjusting and International Operations reportable segments expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies, as well as the risk of changes in tax rates or tariffs on earnings or services provided outside the U.S. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business negatively impacted our revenues and operating earnings in 2024, 2023, and 2022. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings.

At December 31, 2024, our working capital balance (current assets less current liabilities) was approximately $74.5 million, compared with $70.1 million at December 31, 2023. The increase in working capital was primarily due to increases in accounts receivable and unbilled revenues, partially offset by a decrease in prepaid and other current assets due to the timing of payments. Cash and cash equivalents at the end of 2024 totaled $55.4 million, compared with $58.4 million at the end of 2023.

Cash and cash equivalents, excluding restricted cash, as of December 31, 2024 consisted of $24.1 million held in the U.S. and $31.3 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. We generally do not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. We maintained our permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, and fund capital improvements and future acquisitions.

However, if at a future date or time funds that remain permanently reinvested are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition. We have estimated that we have book over tax basis differences of approximately $111.1 million. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Cash Provided by Operating Activities

Cash provided by operating activities totaled $51.6 million in 2024 compared to $103.8 million in 2023. The $(52.2) million decrease in cash provided by operating activities was primarily due to a $48.0 million decrease in the change in billed and unbilled accounts receivables and lower earnings. Interest payments were $19.3 million in 2024, and income tax payments, net of refunds, were $20.0 million in 2024.

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

Cash Used in Investing Activities

Cash used in investing activities, primarily for capital expenditures and capitalized software, including the capitalization of costs for internally developed software, increased by $(5.1) million in 2024, from $36.6 million in 2023 to $41.6 million in 2024. We forecast that our property and equipment additions in 2025, including capitalized software, will approximate $40.0 to $45.0 million.

Cash used in investing activities, primarily for acquisitions, capital expenditures and capitalized software, decreased by $(21.3) million in 2023, from $57.9 million in 2022 to $36.6 million in 2023. Acquisition costs in 2022 primarily included $20.9 million for deferred payments from the acquisition of our subrogation business in 2021 and $4.3 million for Van Dijk, which is discussed further in Note 3, "Business Acquisitions and Dispositions" included in Item 8 of this Annual Report on Form 10-K. The 2022 cash used also included $3.0 million in proceeds related to the sale of our Canadian head office building in Kitchener, Ontario. In 2023, cash used to acquire property and equipment and capitalized software, including capitalization of costs for internally developed software, was $36.6 million.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $(12.9) million in 2024, compared with $(54.7) million used in financing activities in 2023. In 2024, we borrowed $70.2 million for capital expenditures and other working capital needs and we repaid a total of $61.6 million. We used cash to pay dividends totaling $13.8 million in 2024, we repurchased shares for $3.9 million, and we received shares of CRD-A stock that were surrendered by employees to settle $2.1 million of withholding taxes owed on the issuance of restricted and performance shares. Payments of contingent consideration on acquisitions totaled $3.3 million in 2024, compared with $7.1 million in 2023.

Cash used in financing activities was $(54.7) million in 2023, compared with cash provided by financing activities of $25.9 million in 2022. In 2023, we borrowed $37.6 million for capital expenditures and other working capital needs and we repaid a total of $69.1 million. We used cash to pay dividends totaling $12.7 million in 2023, we repurchased shares for $2.7 million, and we received shares of CRD-A stock that were surrendered by employees to settle $1.9 million of withholding taxes owed on the issuance of restricted and performance shares. Payments of contingent consideration on acquisitions totaled $7.1 million in 2023, compared with $2.1 million in 2022.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $34.4 million and $39.2 million in 2024 and 2023, respectively. Our average month-end short-term debt obligations were $22.0 million and $27.8 million in 2024 and 2023, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $17.7 million and $14.8 million at December 31, 2024 and 2023, respectively. The balance in short-term borrowings at December 31, 2024 primarily represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility. Borrowing capacity under our Credit Facility is defined as the lesser $450.0 million less the unutilized credit facility or 4.5 times trailing twelve month EBITDA less funded debt, as defined under our Credit Facility. Excluding restricted cash, at December 31, 2024, we had $55.4 million of cash on hand and, based on trailing twelve month EBITDA, additional borrowing capacity of $219.4 million resulting in total liquidity of $273.7 million at December 31, 2024.

Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2025. Our compliance with the consolidated total leverage ratio and consolidated interest coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2025 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Material Cash Commitments

As of December 31, 2024, the impact that our material cash commitments, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease commitments (Note 6)	$29,040	$42,062	$22,813	$9,716	$103,631
Long-term debt, including current portions (Note 5) (1)	17,740	200,239	—	—	217,979
Finance lease and other obligations (Note 5) (1)	82	76	—	—	158
Total, before interest payments	46,862	242,377	22,813	9,716	321,768
Estimated interest payments under Credit Facility	12,519	10,564	—	—	23,083
Total material cash commitments	$59,381	$252,941	$22,813	$9,716	$344,851
(1)
Assumes principal amounts are repaid at maturity and not refinanced.

Borrowings under our Credit Facility bear interest at a variable rate, based on a Term SOFR Rate, an alternative reference rate or a Base Rate, in either case plus an applicable margin. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2024, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

At December 31, 2024, we had approximately $0.4 million of unrecognized income tax benefits related to uncertain tax positions. We cannot reasonably estimate when all of these unrecognized income tax benefits may be settled. We expect $0.2 million of reductions to unrecognized income tax benefits within the next 12 months.

Gross deferred income tax liabilities as of December 31, 2024 were approximately $39.4 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "Other International Plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan and Other International Plans with unfunded deficits totaled $21.1 million and $24.0 million at the end of 2024 and 2023, respectively. The 2024 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from actuarial gains during the year. In 2024, we made no contributions to our U.S. Qualified Plan and $2.9 million to our U.K. Plans. In 2023, we made no contributions to our U.S. Qualified Plan and $2.4 million to our U.K. Plans. The U.K. Plans were in a funded status totaling $9.2 million and $10.9 million at the end of 2024 and 2023, respectively, with the fair value of plan assets exceeding the projected benefit obligation. There was a $(1.7) million decrease during 2024 in the net prepaid pension balances of the U.K. defined benefit plans.

Our frozen U.S. Qualified Plan was underfunded by $19.0 million at December 31, 2024 based on an accumulated benefit obligation of $248.5 million. The Company does not expect to make any discretionary contributions to the U.S. Qualified Plan for 2025.

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

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2024, the issued, but undrawn, letters of credit totaled approximately $8.9 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$8,870	$—	$—	$—	$8,870

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our Consolidated Balance Sheet as of December 31, 2024, compared with our Consolidated Balance Sheet as of December 31, 2023, were as follows:

•
Accounts receivable increased by $10.7 million, excluding the impacts from foreign currency exchange, in 2024 compared with 2023. The increase was primarily due to an increase in the U.S. in our Platform Solutions segment, as a result of weather-related activity at the end of the 2024.
•
Unbilled revenues increased $13.7 million, excluding the impacts from foreign currency exchange. The increase was primarily due to an increase in weather-related activities at the end of 2024 within the U.S in our North America Loss Adjusting segment, as well increases in the U.K., Europe and the Middle East in our International Operations segment.
•
Accrued retirement costs decreased $8.3 million, excluding the impacts from foreign currency exchange. The decrease was primarily due to changes in the value of minimum pension liabilities.

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

Deferred revenues, which are primarily in our Broadspire segment, represent the estimated unearned portion of fees related to future services to be performed under certain fixed-fee service arrangements. Deferred revenues are realized based on the estimated rate at which the services are provided. These rates are primarily based on an evaluation of historical claim closing rates by major claim type. Additionally, recent claim closing rates are evaluated for a significant deterioration or improvement in the longer-term historical closing rates used.

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

As of December 31, 2024, deferred revenues related to lifetime claim handling arrangements approximated $39.6 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 1.3% to an increase of 1.7%, and has averaged an increase of 0.3%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $0.5 million for each of the years ended December 31, 2024, 2023, and 2022. If our average claim closing rates for lifetime claims increased by 1.0%, we would have recognized additional revenues of approximately $0.5 million for each of the years ended December 31 2024, 2023 and 2022.

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

As of December 31, 2024 and 2023, our allowance for expected credit losses totaled $8.1 million and $8.6 million, or approximately 5.4% and 6.1% of gross billed receivables at December 31, 2024 and 2023, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for expected credit losses changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.5 million, $1.4 million, and $1.5 million in 2024, 2023 and 2022, respectively.

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

During 2024, we performed our goodwill impairment testing. The estimated fair value of each reporting unit tested exceeded its carrying value. The key assumptions used in estimating the fair value of our reporting units as of October 1, 2024 and 2023 utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units as of October 1, 2024 and 2023 range between 13.0% - 17.0% and 12% - 13.5%, respectively, reflecting the assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA margins, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

The indefinite-lived intangible assets with carrying values of $30.7 million at December 31, 2024 are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

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

The principal assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2024, the discount rate used to compute the benefit obligations of the U.S. and U.K. defined benefit pension plans were 5.57% and 5.30%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our conclusions, we periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to assist us in our reviews. These studies project our estimated future pension payments and evaluate the efficiency of the allocation of our pension plan assets into various investment categories. These studies also generate probability-adjusted expected future returns on those assets. The expected long-term rates of return on plan assets assumption used to determine 2025 net periodic pension cost are estimated to be 6.40% and 5.90% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2024, we did not revise our mortality assumptions.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect the amount of our long-term pension liabilities at the plan measurement date and the effect of fair value accounting on plan assets. At December 31, 2024, we recorded a decrease to equity through other comprehensive income ("OCI") of $8.0 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2024. At December 31, 2023, we recorded an decrease to equity through OCI of $15.7 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2023. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $257.1 million through December 31, 2024, compared with $261.1 million through December 31, 2023. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense includes $12.5 million of amortization of these actuarial losses in 2025 versus $12.6 million in 2024 and $12.0 million in 2023.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.50%, representing either an increase or decrease in expected returns, the impact to 2024 consolidated pretax income would have been approximately $2.1 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, holding all other assumptions constant, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $8.7 million, and the impact to 2024 consolidated pretax income would have been approximately $0.2 million. Net periodic pension expense is also sensitive to mortality assumptions. If the life expectancy of pension plan participants in our U.S. Qualified Plan was to increase by one year compared to current assumptions, our pension obligations would have changed by $8.2 million and our annual pension cost would have changed by $0.6 million. If the life expectancy of pension plan participants in our U.K. Plans was to increase by one year compared to current assumptions, our pension obligations would have changed by $4.7 million and our annual pension cost would have changed by $0.4 million.

We estimate the service and interest components of net periodic benefit cost for U.S. and international pension and other postretirement benefits. This approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine interest costs were 5.29% for our U.S. plan and 5.18% for the U.K. plans.

Income Taxes

We account for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to accrued compensation, self-insurance, depreciation and amortization.

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

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2024, 2023, and 2022 was 35.5%, 36.1%, and 467.2%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $0.4 million, $0.5 million and $0.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Our effective tax rate for financial reporting purposes is expected to range between 33% and 35% in 2025 before considering any unknown discrete items and assuming no changes in tax law or policy in the material jurisdictions in which we operate.

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

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $35.3 million valuation allowance on certain net operating loss and tax credit carryforwards in our international and domestic operations as of December 31, 2024. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to us. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

The NOL carryforwards for which a valuation allowance is not recorded primarily consists of state NOL carryforwards generated by our domestic companies. The amount of unreserved state NOL carryforwards was $1.0 million and $3.2 million for the periods ended December 31, 2024 and 2023, respectively.

To fully utilize state NOL carryforwards, our domestic operations must generate taxable income prior to the expiration of the carryforwards. After consideration of the four sources of taxable income, we concluded that it was more likely than not that we should be able to utilize our state NOL carryforwards in certain jurisdictions before expiration; however, there were certain filing groups and jurisdictions where we do not expect to fully utilize our state NOL carryforwards before expiration. For those jurisdictions, we concluded that it was not more likely than not that we should be able to utilize our state NOL carryforwards and a valuation allowance was recorded. The valuation allowance against state NOL carryforwards was $1.9 million and $0.5 million for the periods ended December 31, 2024 and 2023, respectively.

The remaining NOL carryforwards were generated by certain foreign jurisdictions and are generally offset by full valuation allowances.

In 2021, the Organization for Economic Co-operation and Development released an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules, which aim to reform international corporate taxation rules, including a global minimum tax rate. Many tax jurisdictions have enacted or are expected to enact legislation effective as early as January 1, 2024. The current year impact of the Pillar Two Model Rules did not have a significant impact on year ended December 31, 2024 results.

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

As of December 31, 2024 and 2023, our estimated liabilities for self-insured risks totaled $47.1 million and $51.7 million, respectively. We separately record a recoverable asset for the value of insurance recovery payments anticipated from our insurance carriers, which totaled $20.7 million and $30.3 million as of December 31, 2024 and 2023, respectively. The recoverability of each asset is based on the notification of each claim to our insurers, along with our independent assessment of the claim and the fact that we only have coverage with highly rated insurance carriers. Receipts from insurance up to the amount of the loss recognized are considered recoveries, which are accounted for when receipt is probable. The annual expense associated with our self-insured activities, excluding the Company’s portion of health insurance costs for coverage provided to our employees, totaled $18.1 million and $14.5 million for 2024 and 2023, respectively.

The estimated self-insured liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 4.23% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2024. If the average discount rate was decreased or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated net liabilities for these self-insured risks at December 31, 2024 would have been impacted by approximately $0.2 million, resulting in an equivalent increase or decrease to 2024 consolidated pretax income.

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

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in each of our segments were 39.4%, 37.8%, and 38.3% of consolidated revenues before reimbursements for 2024, 2023, and 2022, respectively. We do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries. The following table illustrates revenue as a percentage of total revenue for the major currencies of the geographic areas in which Crawford does business:

Year Ended December 31,		2024		2023
(in thousands, except percentages)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$783,024	60.6%	$788,364	62.2%
U.K.	GBP	168,357	13.0%	143,353	11.3%
Canada	CAD	90,879	7.0%	96,374	7.6%
Australia	AUD	88,988	6.9%	89,479	7.1%
Europe	EUR	62,110	4.8%	57,513	4.5%
Rest of World		99,152	7.7%	92,048	7.3%
Total Revenues, before reimbursements		$1,292,510		$1,267,131

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2024 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2024 by approximately $1.9 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, Base Rate (as defined) or Term SOFR or an alternative reference rate, at our option provided that borrowings in foreign currencies will be at an alternative reference rate. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2024 and 2023, if market interest rates had increased or decreased an average of 1.0% our pretax interest expense would have changed by $2.2 million and $2.1 million in 2024 and 2023, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations, holding all other assumptions constant, of our U.S. and U.K. defined benefit pension plans would have changed by approximately $8.7 million at December 31, 2024. The impact of this change to December 31, 2024 consolidated pretax income would have been approximately $0.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

Year Ended December 31,	2024	2023	2022
Revenues from Services:
Revenues before reimbursements	$1,292,510	$1,267,131	$1,189,482
Reimbursements	48,460	49,788	41,744
Total Revenues	1,340,970	1,316,919	1,231,226
Costs and Expenses:
Costs of services provided, before reimbursements	924,963	908,059	883,128
Reimbursements	48,460	49,788	41,744
Total costs of services	973,423	957,847	924,872
Selling, general, and administrative expenses	299,664	286,506	255,750
Corporate interest expense, net of interest income of $3,441, $2,773 and $655, respectively	16,862	17,036	10,311
Goodwill impairment	—	—	36,808
Total Costs and Expenses	1,289,949	1,261,389	1,227,741
Other (Loss) Income	(9,909)	(8,173)	1,561
Income Before Income Taxes	41,112	47,357	5,046
Provision for Income Taxes	14,583	17,097	23,578
Net Income (Loss)	26,529	30,260	(18,532)
Net Loss Attributable to Noncontrolling Interests	67	349	227
Net Income (Loss) Attributable to Shareholders of Crawford & Company	$26,596	$30,609	$(18,305)
Earnings (Loss) Per Share - Basic:
Class A Common Stock	$0.54	$0.63	$(0.37)
Class B Common Stock	$0.54	$0.63	$(0.37)
Earnings (Loss) Per Share - Diluted:
Class A Common Stock	$0.53	$0.61	$(0.37)
Class B Common Stock	$0.54	$0.62	$(0.37)
Weighted-Average Shares Used to Compute Basic Earnings (Loss) Per Share:
Class A Common Stock	29,783	29,039	29,196
Class B Common Stock	19,332	19,796	20,113
Weighted-Average Shares Used to Compute Diluted Earnings (Loss) Per Share:
Class A Common Stock	30,404	29,799	29,196
Class B Common Stock	19,332	19,796	20,113
Cash Dividends Per Share:
Class A Common Stock	$0.28	$0.26	$0.24
Class B Common Stock	$0.28	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

Year Ended December 31,	2024	2023	2022
Net Income (Loss)	$26,529	$30,260	$(18,532)
Other Comprehensive Income (Loss):
Net foreign currency translation (loss) gain, net of tax benefit of $0, $0 and $0, respectively	(765)	3,051	(30,554)
Amounts reclassified into net income (loss) for defined benefit pension plans, net of tax benefit of $2,511, $2,668, and $2,675, respectively	10,069	9,351	7,645
Net unrealized loss on defined benefit plans arising during the year, net of tax benefit of $591, $701, and $3,681, respectively	(7,986)	(15,740)	(11,704)
Other Comprehensive Income (Loss)	1,318	(3,338)	(34,613)
Comprehensive Income (Loss)	27,847	26,922	(53,145)
Comprehensive loss (income) attributable to noncontrolling interests	239	393	(40)
Comprehensive Income (Loss) Attributable to Shareholders of Crawford & Company	$28,086	$27,315	$(53,185)

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

December 31,	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$55,412	$58,363
Accounts receivable, less allowance for expected credit losses of $8,145 and $8,599, respectively	142,064	131,362
Unbilled revenues, at estimated billable amounts	131,080	116,611
Income taxes receivable	5,337	4,842
Prepaid expenses and other current assets	40,334	58,168
Total Current Assets	374,227	369,346
Net Property and Equipment	20,554	22,742
Other Assets:
Operating lease right-of-use asset, net	78,808	88,615
Goodwill	76,368	76,724
Intangible assets arising from business acquisitions, net	74,545	81,786
Capitalized software costs, net	111,854	96,770
Deferred income tax assets	25,305	26,247
Other noncurrent assets	42,094	36,969
Total Other Assets	408,974	407,111
TOTAL ASSETS	$803,755	$799,199

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

December 31,	2024	2023
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$17,822	$14,813
Accounts payable	50,605	45,107
Accrued compensation and related costs	101,371	97,842
Self-insured risks	27,813	33,238
Income taxes payable	3,343	6,130
Operating lease liability	24,541	24,351
Other accrued liabilities	38,103	42,271
Deferred revenues	36,129	35,540
Total Current Liabilities	299,727	299,292
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	200,315	194,335
Deferred revenues	23,556	24,871
Accrued pension liabilities	21,084	24,006
Operating lease liability	66,811	78,029
Other noncurrent liabilities	36,711	38,835
Total Noncurrent Liabilities	348,477	360,076
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 30,124 and 29,525 shares issued and outstanding, respectively	30,124	29,525
Class B common stock, $1.00 par value, 50,000 shares authorized; 19,145 and 19,555 shares issued and outstanding, respectively	19,145	19,555
Additional paid-in capital	87,118	82,589
Retained earnings	237,948	228,564
Accumulated other comprehensive loss	(217,125)	(218,615)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	157,210	141,618
Noncontrolling interests	(1,659)	(1,787)
Total Shareholders' Investment	155,551	139,831
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$803,755	$799,199

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year Ended December 31,	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$26,529	$30,260	$(18,532)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,195	35,742	36,098
Goodwill impairment	—	—	36,808
Deferred income taxes	(2,534)	(12,279)	7,397
Stock-based compensation costs	5,768	5,603	4,923
Loss (gain) on disposal of property and equipment	102	646	(1,490)
Contingent earnout adjustments	(1,099)	4,025	2,921
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(10,741)	11,663	(15,537)
Unbilled revenues, net	(13,691)	11,879	(19,319)
Accrued or prepaid income taxes	(2,140)	13,063	(7,444)
Accounts payable and accrued liabilities	6,916	(2,822)	(5,985)
Deferred revenues	(1,443)	5,913	(397)
Accrued retirement costs	8,312	7,174	(1,366)
Prepaid expenses and other operating activities	(555)	(7,077)	9,557
Net cash provided by operating activities	51,619	103,790	27,634
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(6,210)	(4,890)	(6,838)
Capitalization of computer software costs	(35,437)	(31,706)	(27,761)
Cash proceeds from sale of property and equipment	—	—	3,032
Payments for business acquisitions, net of cash acquired	—	—	(26,309)
Net cash used in investing activities	(41,647)	(36,596)	(57,876)
Cash Flows from Financing Activities:
Cash dividends paid	(13,755)	(12,701)	(11,842)
Payments related to shares received for withholding taxes under employee stock-based compensation plans	(2,063)	(1,947)	(704)
Proceeds from shares purchased under employee stock-based compensation plans	1,889	1,536	821
Repurchases of common stock	(3,867)	(2,731)	(26,749)
Payments of contingent consideration on acquisitions	(3,348)	(7,060)	(2,118)
Increases in short-term and revolving credit facility borrowings	70,197	37,578	106,481
Payments on short-term and revolving credit facility borrowings	(61,576)	(69,066)	(39,025)
Payments on finance lease obligations	(240)	(60)	(59)
Other financing activities	(99)	(229)	(865)
Net cash (used in) provided by financing activities	(12,862)	(54,680)	25,940
Effects of exchange rate changes on cash and cash equivalents	(326)	386	(2,742)
(Decrease) increase in Cash, Cash Equivalents, and Restricted Cash	(3,216)	12,900	(7,044)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	59,545	46,645	53,689
Cash, Cash Equivalents, and Restricted Cash at End of Year	$56,329	$59,545	$46,645

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(In thousands)

	Common Stock					Shareholders'
	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Investment Attributable to Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at December 31, 2021	$30,996	$20,812	$74,229	$266,369	$(180,441)	$211,965	$(568)	$211,397
Net loss	—	—	—	(18,305)	—	(18,305)	(227)	(18,532)
Other comprehensive (loss) income	—	—	—	—	(34,880)	(34,880)	267	(34,613)
Cash dividends paid (Class A - $0.24 per share, Class B - $0.24 per share)	—	—	—	(11,842)	—	(11,842)	—	(11,842)
Stock-based compensation	—	—	4,923	—	—	4,923	—	4,923
Repurchases of common stock	(2,657)	(964)	—	(23,128)	—	(26,749)	—	(26,749)
Shares issued in connection with stock-based compensation plans, net	425	—	(308)	—	—	117	—	117
Decrease in value of noncontrolling interest due to acquisition	—	—	(686)	—	—	(686)	(379)	(1,065)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(258)	(258)
Balance at December 31, 2022	28,764	19,848	78,158	213,094	(215,321)	124,543	(1,165)	123,378
Net Income	—	—	—	30,609	—	30,609	(349)	30,260
Other comprehensive (loss) income	—	—	—	—	(3,294)	(3,294)	(44)	(3,338)
Cash dividends paid (Class A - $0.26 per share, Class B - $0.26 per share)	—	—	—	(12,701)	—	(12,701)	—	(12,701)
Stock-based compensation	—	—	5,603	—	—	5,603	—	5,603
Repurchases of common stock	—	(293)	—	(2,438)	—	(2,731)	—	(2,731)
Shares issued in connection with stock-based compensation plans, net	761	—	(1,172)	—	—	(411)	—	(411)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(229)	(229)
Balance at December 31, 2023	29,525	19,555	82,589	228,564	(218,615)	141,618	(1,787)	139,831
Net income	—	—	—	26,596	—	26,596	(67)	26,529
Other comprehensive loss	—	—	—	—	1,490	1,490	(172)	1,318
Cash dividends paid (Class A - $0.28 per share, Class B - $0.28 per share)	—	—	—	(13,755)	—	(13,755)	—	(13,755)
Stock-based compensation	—	—	5,768	—	—	5,768	—	5,768
Repurchases of common stock	—	(410)	—	(3,457)	—	(3,867)	—	(3,867)
Shares issued in connection with stock-based compensation plans, net	599	—	(773)	—	—	(174)	—	(174)
Decrease in value of noncontrolling interest due to acquisition	—	—	(466)	—	—	(466)	489	23
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(122)	(122)
Balance at December 31, 2024	$30,124	$19,145	$87,118	$237,948	$(217,125)	$157,210	$(1,659)	$155,551

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

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities ("VIE") in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2024, 2023, and 2022 consolidated financial statements include the financial position of such operations as of October 31, 2024 and 2023, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2024, 2023, and 2022, respectively.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2024 and 2023, the liabilities of this deferred compensation plan were $6,248,000 and $6,261,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,389,000 and $10,237,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

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

The Company's North America Loss Adjusting segment generates revenue for claims management and adjusting services to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. The Company's International Operations segment generates revenue in a similar manner as North America Loss Adjusting in the U.K., Europe, Australia, Asia and Latin America. This segment also includes Legal Services, which generates revenues for services provided to insurance companies. The Company's Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines. The Company's Platform Solutions segment principally generates revenues through its Contractor Connection, Networks and Subrogation service lines. The Contractor Connection service line generates revenue through its independently managed contractor network of credentialed residential and commercial contractors in the U.S. See Note 2, “Revenue Recognition” for further discussion on the Company’s revenue recognition policies.

Intersegment sales are recorded at cost and are not material and eliminate in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. At December 31, 2024 and December 31, 2023, cash and cash equivalents included time deposits of approximately $55,000 and $328,000, respectively, that were in financial institutions outside the U.S.

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

Year Ended December 31,	2024	2023	2022
	(In thousands)
Cash and cash equivalents	$55,412	$58,363	$46,007
Restricted cash within prepaid expenses and other current assets	917	1,182	638
Total cash, cash equivalents and restricted cash	$56,329	$59,545	$46,645

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

A summary of the activities in the allowance for expected credit losses for the years ended December 31, 2024, 2023, and 2022 is as follows:

	2024	2023	2022
	(In thousands)
Allowance for credit losses, January 1	$9,530	$9,322	$8,768
Add/ (Deduct):
Provision for bad debt expense	1,341	626	1,647
Write-offs, net of recoveries	(1,654)	(478)	(528)
Currency translation and other changes	(128)	60	(565)
Allowance for credit losses, December 31	$9,089	$9,530	$9,322

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Leasehold improvements	7-15 years

Property and equipment, including assets under finance leases, consisted of the following at December 31, 2024 and 2023:

December 31,	2024	2023
	(In thousands)
Leasehold improvements	$30,357	$30,663
Furniture and fixtures	19,690	21,197
Data processing equipment	43,562	51,469
Automobiles	701	197
Total property and equipment	94,310	103,526
Less accumulated depreciation	(73,754)	(80,784)
Net property and equipment	$20,556	$22,742

Depreciation on property and equipment, including property under finance leases and amortization of leasehold improvements, was $8,881,000, $10,004,000, and $11,941,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

Capitalized Software

Capitalized software costs reflect costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software development, purchases and related services. Additionally, "Capitalized software costs, net" on the Company's Consolidated Balance Sheets includes $5,900,000 and $5,000,000 as of December 31, 2024 and 2023, respectively, related to implementation of hosting arrangement service contracts for certain software applications. Capitalized software costs are typically amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $19,817,000, $17,948,000, and $16,320,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

At December 31, 2024 and 2023, accrued liabilities for self-insured risks totaled $47,061,000 and $51,746,000, respectively, including current liabilities of $27,813,000 and $33,238,000, respectively. The noncurrent liabilities are included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets. The Company separately records a recoverable asset for the value of insurance recovery payments anticipated from its insurance carriers, which totaled $20,651,000 and $30,323,000 as of December 31, 2024 and 2023, respectively. The recoverability of each asset is based on the notification of each claim to the Company's insurers, along with its independent assessment of the claim and the fact that it only has coverage with highly rated insurance carriers. Receipts from insurance up to the amount of the loss recognized are considered recoveries, which are accounted for when receipt is probable.

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

Foreign currency transactions for the years ended December 31, 2024, 2023 and 2022 resulted in net losses of $65,000, $691,000 and $1,259,000, respectively.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $2,132,000, $2,143,000, and $1,939,000, respectively, for the years ended December 31, 2024, 2023 and 2022.

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

Improvements to Reportable Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company adopted this guidance as of December 31, 2024. Refer to Note 13, "Segment and Geographic Information," for updated segment disclosures.

Pending Adoption of Recently Issued Accounting Standards

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

Disaggregation of Income Statement Expenses (ASU 2024-01)

In November 2024, the FASB issued ASU 2024-01, Disaggregation of Income Statement Expenses (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosures disaggregated information about certain income statement expense line items, such as inventory purchases, employee compensation, and depreciation. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The Company's North America Loss Adjusting and International Operations segments generate revenue for adjusting services provided to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property and certain types of personal property. These segments also generate revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries. The Company charges on a fee-per-claim basis for each optional purchase of the claims management services exercised by its customer. The Company also performs Legal Services within its International Operations segment. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount for which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore, revenue is recognized when the customer receives the service requested.

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the years ended December 31, 2024 and 2023:

	(In thousands)
Year Ended December 31,	2024	2023
U.S.	$221,279	$207,255
Canada	90,879	96,374
Total North America Loss Adjusting Revenues before Reimbursements	$312,158	$303,629

The following table presents International Operations revenues before reimbursements disaggregated by geography for the years ended December 31, 2024 and 2023:

	(In thousands)
Year Ended December 31,	2024	2023
U.K.	$157,806	$133,110
Europe	100,702	92,130
Australia	77,219	78,966
Asia	24,466	23,289
Latin America	32,924	29,560
International Loss Adjusting	393,117	357,055

U.K.	10,551	10,243
Australia	11,769	10,513
Latin America	3,170	4,582
Crawford Legal Services	25,490	25,338
Total International Operations Revenues before Reimbursements	$418,607	$382,393

The Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of claims management services to its customer. Broadspire also provides claims management services on a monthly basis for which revenue is recognized over time monthly based on claims received and staff required to complete our claim handling obligations. Broadspire also provides Risk Management Information Services and Account Administration Services, and generates revenues from income earned for managing funds maintained to administer claims for its customers. For non-claim services provided in our Claims Management service line, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.

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

The Medical Management service line offers case managers who provide administration services by proactively managing medical treatment plans for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for Medical Management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Medical Management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount for which the Company has the right to invoice for services performed. This method of revenue recognition is the most accurate depiction of the transfer of the Medical Management services to the customer. The Company also performs medical bill review services. Medical bill review services provide an analysis of medical charges for clients’ claims to identify opportunities for savings. Medical bill review services revenues are recognized over time as control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer.

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the years ended December 31, 2024 and 2023:

	(In thousands)
Year Ended December 31,	2024	2023
Claims Management	$198,797	$182,840
Medical Management	189,277	172,810
Total Broadspire Revenues before Reimbursements	$388,074	$355,650

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

The Networks service line generates revenues for claims management services provided to insurance companies and self-insured entities related to property, casualty and catastrophic losses. Networks also generates revenue by providing on-demand inspection, verification and other task specific field services for businesses and consumers. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims, applied based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount for which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer.

The Subrogation service line provides subrogation recovery and consultative services for the property and casualty insurance industry. Revenue is recognized at a point in time when the subrogation is successful and cash consideration is received.

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the years ended December 31, 2024 and 2023:

	(In thousands)
Year Ended December 31,	2024	2023
Contractor Connection	$67,586	$74,627
Networks	76,977	123,859
Subrogation	29,108	26,973
Total Platform Solutions Revenues before Reimbursements	$173,671	$225,459

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

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivables, unbilled accounts receivable reported as "Unbilled revenues, at estimated billable amounts," and "Deferred revenues" on the Company’s Consolidated Balance Sheets. Unbilled revenues is recorded for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that the Company expects and is entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on its Consolidated Balance Sheets, which represents a contract liability. These fixed-fee service agreements typically result from the Broadspire segment and require the Company to handle claims on either a one- or two-year basis, or for the lifetime of the claim. In cases where it handles a claim on a non-lifetime basis, the Company typically receives an additional fee on each anniversary date that the claim remains open. For service agreements where it provides services for the life of the claim, the Company is paid one upfront fee regardless of the duration of the claim. The Company recognizes deferred revenues as revenues as it performs services and transfers control of the services to the customer and satisfies the performance obligation which it determines utilizing a portfolio approach.

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. As of December 31, 2024, deferred revenues related to lifetime claim handling arrangements approximated $39,600,000. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2024 and the significant activity affecting deferred revenues during the year ended December 31, 2024:

(In Thousands)
Deferred Revenue
Balance at January 1, 2024	$60,411
Annual additions	96,543
Revenue recognized from prior periods	(32,814)
Revenue recognized from current year additions	(64,455)
Balance as of December 31, 2024	$59,685

Remaining Performance Obligations

As of December 31, 2024, the Company had $105,700,000 of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain claims where the processing has not yet occurred. The Company expects to recognize approximately 72% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of acquisition date are presented in the following table:

R.P. van Dijk B.V.
April 1, 2022

Tangible assets
Unbilled revenues	$509
Other assets	231
Total tangible assets	740
Intangible assets
Customer relationships	3,215
Non-compete agreements	347
Goodwill	1,423
Total intangible assets	4,985
Total assets acquired	5,725

Liabilities assumed
Current liabilities	70
Total liabilities assumed	70

Net assets acquired	$5,655

Purchase price (cash)	$4,313
Fair value of contingent consideration	1,342
Fair value of total consideration transferred	$5,655

Acquired intangible assets include customer relationships and non-compete agreements. Intangible assets were valued using forms of the income approach which utilizes a forecast of future cash flows generated from the use of each asset. Customer relationships and non-compete agreements from the Van Dijk acquisition were assigned useful lives of 10 years and 4 years, respectively.

4. Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023:

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Balance at December 31, 2022:
Goodwill	$88,893	$81,779	$113,374	$65,556	$349,602
Accumulated impairment losses	(71,626)	(81,779)	(100,437)	(19,138)	(272,980)
Net goodwill	$17,267	$-	$12,937	$46,418	$76,622
2023 Activity:
Foreign currency effects	102	-	-	-	102
Balance at December 31, 2023:
Goodwill	$88,995	$81,779	$113,374	$65,556	$349,704
Accumulated impairment losses	(71,626)	(81,779)	(100,437)	(19,138)	(272,980)
Net goodwill	$17,369	$-	$12,937	$46,418	$76,724
2024 Activity:
Foreign currency effects	(356)	-	-	-	(356)
Balance at December 31, 2024:
Goodwill	$88,639	$81,779	$113,374	$65,556	$349,348
Accumulated impairment losses	(71,626)	(81,779)	(100,437)	(19,138)	(272,980)
Net goodwill	$17,013	$-	$12,937	$46,418	$76,368

During 2024 and 2023, the Company performed its goodwill impairment testing. The estimated fair value of each reporting unit tested exceeded its carrying value for both periods. The key assumptions used in estimating the fair value of its reporting units as of October 1, 2024 and 2023 utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of its reporting units as of October 1, 2024 and 2023 range between 13% - 17% and 12.0% - 13.5%, respectively, reflecting the assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0% for both periods. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA margins, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

During the third quarter of 2022, the Company identified goodwill impairment indicators in its International Operations reporting unit and former Crawford Legal Services reporting unit, which are reflected in its International Operations reportable segment, as a result of a reduction in forecasted revenue and earnings, higher interest rates, and a lower Crawford & Company stock price. The Company also identified goodwill impairment indicators in its North America Loss Adjusting and Platform Solutions reportable segments related to the Subrogation and former edjuster Inc. reporting units, respectively, as these reporting units had minimal historical excesses of fair values over their carrying values due to being recent acquisitions, given higher interest rates and a lower Crawford & Company stock price. As a result of these indicators, the Company performed an interim quantitative goodwill impairment test as of August 31, 2022 and recognized a non-cash pretax goodwill impairment of $36,808,000.

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

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2024 and 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period
	(In thousands, except years)
December 31, 2024:
Customer relationships	$161,459	$(125,639)	$35,820	7.3 years
Technology-based	21,735	(16,364)	5,371	3.3 years
Trade name	5,828	(3,721)	2,107	3.7 years
Other	6,795	(6,278)	517	2.1 years
Total	$195,817	$(152,002)	$43,815	6.0 years
December 31, 2023:
Customer relationships	$159,707	$(119,416)	$40,291	7.8 years
Technology-based	22,023	(14,818)	7,205	4.4 years
Trade name	6,030	(3,121)	2,909	4.9 years
Other	6,819	(6,048)	771	2.9 years
Total	$194,579	$(143,403)	$51,176	6.7 years

Amortization of finite-lived intangible assets was $7,497,000, $7,790,000, and $7,836,000 for the years ended December 31, 2024, 2023, and 2022, respectively. These amortization expenses were excluded from segment operating earnings (see Note 13, "Segment and Geographic Information"). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 20 years.

At December 31, 2024, annual estimated aggregate amortization expense for intangible assets subject to amortization for the next five years is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2025	$7,344
2026	7,161
2027	5,629
2028	5,629
2029	3,395

The following is a summary of indefinite-lived intangible assets at December 31, 2024 and 2023:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2024:
Trade names	$32,802	$(2,072)	$30,730
December 31, 2023:
Trade names	$32,682	$(2,072)	$30,610

5. Short-Term and Long-Term Debt, Including Finance Leases

Long-term debt consisted of the following at December 31, 2024 and 2023:

December 31,	2024	2023
	(In thousands)
Credit Facility	$217,979	$209,000
Finance lease and other obligations	158	148
Total long-term debt and finance leases	218,137	209,148
Less: portion of Credit Facility classified as short-term	(17,740)	(14,727)
Less: current installments of finance leases and other obligations	(82)	(86)
Total long-term debt and finance leases, less current installments	$200,315	$194,335

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

Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or Term SOFR or an alternative reference rate, in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies will be at an alternative reference rate. On May 19, 2023, the Company amended the Credit Agreement. Pursuant to the amendment, London Interbank Offered Rate ("LIBOR") has been replaced with Term Secured Overnight Financing Rate ("Term SOFR") as the U.S. dollar reference rate. Additionally, on January 29, 2024, the Company amended the Credit Agreement to change the reference rate for Canadian dollars to be based on the Canadian Overnight Repo Rate Average ("CORRA"). The Credit Facility, as amended, defines Term SOFR based on the published forward-looking SOFR rate administered by the CME Group or any acceptable successor. The Credit Facility defines alternative reference rates for non-U.S. Dollar currencies as Alternative Currency Term Rates or Alternative Currency Daily Rates. The interest margin for Term SOFR or alternative reference rate loans ranges from 1.00% to 1.625% and for Base Rate loans ranges from 0.00% to 0.625%. Base Rate is defined as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (c) the Term SOFR rate plus 1.00%, subject to interest rate floors, with a minimum rate of zero. The weighted average interest rates under the Credit Facility were 6.8%, 6.6%, and 3.3% for the years ended December 31, 2024, 2023, and 2022, respectively.

At December 31, 2024, a total of $217,979,000 was outstanding and there was an undrawn amount of $8,870,000 under the letters of credit sub-commitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letters of credit sub-commitment, the available borrowing capacity under the Credit Facility totaled $219,390,000 at December 31, 2024.

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

At December 31, 2024, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $17,740,000 and $14,727,000 at December 31, 2024 and 2023, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2024 in 2025.

The Company's finance leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $20,303,000, $19,809,000, and $10,966,000 for the years ended December 31, 2024, 2023, and 2022, respectively. Interest paid on the Company's short-term and long-term borrowings was $19,324,000, $18,914,000, and $9,500,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

Principal repayments of long-term debt, including current portions, finance leases and other obligations, as of December 31, 2024 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

Year Ending December 31,	Long-term Debt	Finance Lease and Other Obligations	Total
	(In thousands)
2025	$17,740	$82	$17,822
2026	200,239	76	200,315
Total	$217,979	$158	$218,137

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

The Company's finance leases are not material as of the year ended December 31, 2024 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	December 31, 2024	December 31, 2023
Assets:
Operating lease	Operating lease right-of-use assets, net	$78,808	$88,615
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	24,541	24,351
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	66,811	78,029
Total operating lease liabilities		$91,352	$102,380

Weighted-Average Remaining Lease Term		4.40 years	4.98 years
Weighted-Average Discount Rate		5.8%	5.7%

The components of operating lease costs within the Company's Consolidated Statements of Operations consisted of the following:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Operating lease cost	$30,933	$30,782
Variable lease cost	8,084	8,457
Sublease income	(1,275)	(178)

Supplemental cash flow information related to operating leases were as follows:

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$32,776	$32,040

Right-of-use assets obtained in exchange for lease obligations	$15,510	$19,609

Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	December 31, 2024
2025	$29,040
2026	24,940
2027	17,122
2028	12,727
2029	10,086
Thereafter	9,716
Total undiscounted lease payments	103,631
Less imputed interest	(12,279)
Present value of future lease payments	$91,352

The Company has entered into operating lease agreements that have not yet commenced as of December 31, 2024 with legally binding minimum lease payments of $1,970,990. The leases are expected to commence during the six months ended June 30, 2025, and have lease terms of 6.5 years.

7. Income Taxes

Income before income taxes consisted of the following:

Year Ended December 31,	2024	2023	2022
	(In thousands)
U.S.	$21,429	$35,620	$39,297
Foreign	19,683	11,737	(34,251)
Income before income taxes	$41,112	$47,357	$5,046

The provision for income taxes consisted of the following:

Year Ended December 31,	2024	2023	2022
	(In thousands)
Current:
U.S. federal and state	$10,516	$17,509	$12,336
Foreign	6,601	11,867	3,845
Deferred:
U.S. federal and state	(2,617)	(9,452)	(1,523)
Foreign	83	(2,827)	8,920
Provision for income taxes	$14,583	$17,097	$23,578

Net cash payments for income taxes were $19,993,000, $16,050,000, and $20,866,000 in 2024, 2023, and 2022, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 21% in 2024, 2023, and 2022, as follows:

Year Ended December 31,	2024	2023	2022
	(In thousands)
Federal income taxes at statutory rate	$8,634	$9,945	$1,060
State income taxes, net of federal benefit	1,890	2,082	3,087
Goodwill impairment	—	—	4,221
Foreign taxes	3,024	5,872	3,232
Change in valuation allowance	2,064	2,131	11,611
Research and development credits	(789)	(607)	(400)
Foreign tax credits	(1,681)	(1,668)	(492)
Nondeductible meals and entertainment	565	643	439
Change in permanent reinvestment assertion	(8)	280	320
Disposals and liquidations of businesses	—	(305)	188
Foreign-derived intangible income deduction	(156)	(223)	(189)
Tax rate changes	422	(104)	(36)
Other	618	(949)	537
Provision for income taxes	$14,583	$17,097	$23,578

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

The Company’s effective income tax rate in 2024 was impacted by performance in certain foreign jurisdictions and changes in valuation allowances. The Company’s effective income tax rate in 2023 was impacted by changes in domestic tax guidance and changes in valuation allowances. The Company’s effective income tax rate in 2022 was impacted by the goodwill impairment and change in valuation allowances for certain foreign jurisdictions, primarily the U.K.

The Company maintained its permanent reinvestment position on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. Beyond these earnings the Company has not changed the reinvestment assertion on its undistributed earnings or other outside basis differences of its remaining foreign subsidiaries. Excluding the operations that are not permanently reinvested, no additional income or withholding taxes have been provided for indefinitely reinvested undistributed foreign earnings, other than those previously taxed nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company has estimated that it has book over tax basis differences of approximately $111,081,000. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Deferred income taxes consisted of the following at December 31, 2024 and 2023:

	2024	2023
	(In thousands)
Accounts receivable allowance	$2,286	$2,957
Accrued compensation	14,013	14,412
Accrued pension liabilities	3,314	3,685
Self-insured risks	5,551	4,513
Deferred revenues	4,684	5,602
Interest	3,223	2,987
Tax credit carryforwards	2,654	2,152
Loss carryforwards	33,315	32,304
Lease liability	23,418	26,361
Other	1,986	337
Gross deferred income tax assets	94,444	95,310
Unbilled revenues	5,265	5,596
Repatriated earnings	1,152	1,249
Depreciation and amortization	12,901	15,129
Lease right-of-use asset	20,054	22,612
Gross deferred income tax liabilities	39,372	44,586
Net deferred income tax assets before valuation allowances	55,072	50,724
Valuation allowance	(35,310)	(29,644)
Net deferred income tax assets	$19,762	$21,080
Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term deferred income tax assets included in "Deferred income tax assets"	25,305	26,247
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(5,543)	(5,167)
Net deferred income tax assets	$19,762	$21,080

At December 31, 2024, the Company had deferred tax assets related to loss carryforwards of $33,315,000, with no netting of unrecognized tax benefits applied. An estimated $28,948,000 of the deferred tax assets will not expire, and $4,367,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2024, 2023, and 2022.

	2024	2023	2022
	(In thousands)
Balance, beginning of year	$29,644	$23,295	$14,114
Other changes	5,666	6,349	9,181
Balance, end of year	$35,310	$29,644	$23,295

Changes to the valuation allowance for the year ended December 31, 2024 were primarily due to foreign jurisdictions deferred tax attributes and losses in certain of the Company's international operations, as well as a change in realization for various U.S. state loss carryforwards. Changes to the valuation allowance for the year ended December 31, 2023 were primarily due to establishments for various foreign jurisdictions deferred tax attributes and losses in certain of the Company’s international operations. Changes to the valuation allowance for the year ended December 31, 2022 were primarily due to establishments for U.K. deferred tax attributes and losses in certain of the Company's international operations, net of anticipated expiration of certain foreign tax credits after consideration of the four sources of taxable income.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2021	$3,750
Reductions for tax positions related to prior years	(97)
Balance at December 31, 2022	$3,653
Additions for tax positions related to prior years	432
Reductions for tax positions related to prior years	(153)
Lapses of applicable statutes of limitation	(344)
Balance at December 31, 2023	$3,588
Currency Translation Adjustment	2
Lapses of applicable statutes of limitation	(3,156)
Balance at December 31, 2024	$434

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2024, 2023, and 2022, was $1,000, $13,000, and $160,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2024, 2023, and 2022 were $434,000, $685,000, and $685,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business in a number of countries and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing jurisdictions throughout the world, including Canada, the U.K., and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2014.

Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

The Company expects $164,000 of reductions to unrecognized income tax benefits within the next 12 months as a result of projected resolutions of income tax uncertainties.

8. Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company's defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company's defined benefit pension plans.

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $30,531,000, $28,217,000, and $27,599,000 in 2024, 2023, and 2022, respectively.

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

The Company did not make any voluntary contributions to the U.S. Qualified Plan in 2022, 2023, or 2024. Currently, the Company does not plan to make any discretionary contributions to the U.S. Qualified Plan in 2025.

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

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2024 and 2023:

December 31,	2024	2023
	(In thousands)
Projected benefit obligations	$278,389	$311,336
Fair value of plans' assets	255,389	285,243

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, and certain Other International Plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2024 and 2023:

December 31,	2024	2023
	(In thousands)
Projected benefit obligations	$161,567	$146,960
Fair value of plans' assets	170,747	157,914

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

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2024	2023
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$458,296	$485,573
Service cost	1,531	1,423
Interest cost	23,163	23,915
Employee contributions	22	23
Actuarial gain	(3,504)	(11,023)
Plan settlements	(296)	—
Plan curtailments	48	—
Benefits paid	(49,068)	(51,232)
Foreign currency effects	9,764	9,617
End of measurement period	439,956	458,296
Fair Value of Plans' Assets:
Beginning of measurement period	443,157	477,728
Actual return on plans' assets	18,268	2,712
Employer contributions	3,561	3,265
Employee contributions	22	23
Plan settlements	(296)	—
Benefits paid	(49,068)	(51,232)
Foreign currency effects	10,492	10,661
End of measurement period	426,136	443,157
Unfunded Status	$(13,820)	$(15,139)

Due to the frozen status of the U.S. Qualified Plan and the closed status of the U.K. Plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The funded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2024	2023
	(In thousands)
U.S. Qualified Plan	$18,991	$22,317
Other international plans	2,092	1,688
Subtotal, included in "Accrued pension liabilities"	21,083	24,006
U.K. prepaid pension asset included in "Other noncurrent assets"	(9,176)	(10,876)
Other international plans	(4)	(78)
Subtotal, included in "Other noncurrent assets"	(9,180)	(10,954)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	201	230
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	1,716	1,858
Total underfunded status	$13,820	$15,139
Accumulated other comprehensive loss, before income taxes	$(257,116)	$(261,102)

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

The following tables set forth the changes in accumulated other comprehensive loss during 2024 and 2023 for the Company's defined benefit retirement plans on a combined basis:

Defined Benefit Pension Plans
(In thousands)
Net unrecognized actuarial loss, December 31, 2022	$(256,695)
Amortization of net loss	12,019
Net loss arising during the year	(13,432)
Currency translation	(2,993)
Net unrecognized actuarial loss, December 31, 2023	(261,102)
Amortization of net loss	12,580
Net loss arising during the year	(4,109)
Currency translation	(4,484)
Net unrecognized actuarial loss, December 31, 2024	$(257,116)

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2025 for the U.S. and U.K. defined benefit pension plans are $12,525,000 ($10,035,000 net of tax).

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

Net periodic benefit (credit) cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 included the following components:

Year Ended December 31,	2024	2023	2022
	(In thousands)
Service cost	$1,531	$1,423	$1,219
Interest cost	23,163	23,915	12,903
Expected return on assets	(25,882)	(27,168)	(24,600)
Amortization of actuarial loss	12,580	12,020	10,198
Curtailment loss recognized	48	—	—
Net periodic benefit cost (credit)	$11,440	$10,190	$(280)

Benefit cost for the U.S. Qualified Plan does not include service cost since the plan is frozen. For the years ended December 31, 2024, 2023 and 2022, the non-service components of net periodic pension cost/(credits) of $9,909,000, $8,767,000, and $(1,499,000), respectively, are included in "Other (Income) Loss" on the Consolidated Statement of Operations. These amounts represent the non-service pension costs of the U.S., U.K., and Other International Plans.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2025	$35,188
2026	34,690
2027	34,412
2028	34,586
2029	33,951
2030-2034	157,645

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. The Company updates the mortality assumptions for the U.S. plans to incorporate the current mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. This resulted in a $1,393,852 decrease in the projected benefit obligation for the U.S. plans for the year ended December 31, 2022. No changes were made to the mortality tables for the years ended December 31, 2023 and 2024. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Qualified Plan:	2024	2023
Discount rate used to compute benefit obligations	5.57%	4.94%
Discount rate used to compute periodic benefit cost	4.94%	5.13%
Expected long-term rates of return on plans' assets	5.90%	6.20%

U.K. Defined Benefit Plans:	2024	2023
Discount rate used to compute benefit obligations	5.30%	5.78%
Discount rate used to compute periodic benefit cost	5.78%	4.93%
Expected long-term rates of return on plans' assets	6.20%	5.40%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations.

The Company estimates the service and interest components of net periodic benefit cost for its U.S. and international pension and other postretirement benefits. This estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine 2025 interest costs are estimated to be 5.29% for the U.S. Qualified plan and 5.18% for the U.K. plans.

The expected long-term rates of return on plan assets were based on the plans' asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2025 net periodic pension cost are estimated to be 6.40% and 5.90% for the U.S. Qualified Plan and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Qualified Plan		U.K. Plans
December 31,	2024	2023	2024	2023
Equity securities	14.7%	14.6%	—	—
Fixed income securities	77.9%	75.8%	73.6%	74.1%
Alternative strategies	4.2%	4.6%	25.9%	24.4%
Cash, cash equivalents and short-term investment funds	3.2%	5.0%	0.4%	1.5%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

During 2024, the Company repurchased 409,610 shares of CRD-B at an average cost of $9.44 per share under the 2021 Repurchase Authorization. There were no repurchases of CRD-A shares in 2024. At December 31, 2024, the Company had remaining authorization to repurchase 1,089,809 shares under the 2021 Repurchase Authorization.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same basic earnings per share for CRD-A and CRD-B. During 2024, 2023 and 2023, the Board of Directors declared an equal dividend on CRD-A and CRD-B.

The computations of basic net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2024		2023		2022
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings (loss) per share - basic:
Numerator:
Allocation of undistributed earnings (loss)	$7,787	$5,054	$10,649	$7,259	$(17,850)	$(12,297)
Dividends paid	8,339	5,416	7,554	5,147	7,012	4,830
Net income (loss) available to common shareholders, basic	16,126	10,470	18,203	12,406	(10,838)	(7,467)
Denominator:
Weighted-average common shares outstanding, basic	29,783	19,332	29,039	19,796	29,196	20,113
Earnings (loss) per share - basic	$0.54	$0.54	$0.63	$0.63	$(0.37)	$(0.37)

The computations of diluted net income (loss) attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2024		2023		2022
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings (loss) per share - diluted:
Numerator:
Allocation of undistributed earnings (loss)	$7,850	$4,991	$10,760	$7,148	$(17,850)	$(12,297)
Dividends paid	8,339	5,416	7,554	5,147	7,012	4,830
Net income (loss) available to common shareholders, diluted	16,189	10,407	18,314	12,295	(10,838)	(7,467)
Denominator:
Weighted-average common shares outstanding, basic	29,783	19,332	29,039	19,796	29,196	20,113
Weighted-average effect of dilutive securities(1)	621	—	760	—	—	—
Weighted-average number of shares outstanding, diluted	30,404	19,332	29,799	19,796	29,196	20,113
Earnings (loss) per share - diluted	$0.53	$0.54	$0.61	$0.62	$(0.37)	$(0.37)

Listed below are the shares excluded from the denominator in the above computation of diluted earnings (loss) per share for CRD-A because their inclusion would have been anti-dilutive:

Year Ended December 31,	2024	2023	2022
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	—	711	1,542
Performance stock grants excluded because performance conditions had not been met(1)	1,076	993	789
(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements are actually achieved.

10. Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include net unrealized (loss) gain from intra-entity loans that are long-term in nature of $(505,000), $1,004,000, and $955,000 for the years ended December 31, 2024, 2023, and 2022, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2022	$(52,581)	$(162,740)	$(215,321)
Other comprehensive income before reclassifications	3,095	—	3,095
Unrealized net losses arising during the year	—	(15,740)	(15,740)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	9,351	9,351
Net current period other comprehensive loss	3,095	(6,389)	(3,294)
Balance at December 31, 2023	(49,486)	(169,129)	(218,615)
Other comprehensive loss before reclassifications	(593)	—	(593)
Unrealized net losses arising during the year	—	(7,986)	(7,986)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	10,069	10,069
Net current period other comprehensive (loss) income	(593)	2,083	1,490
Balance at December 31, 2024	$(50,079)	$(167,046)	$(217,125)
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

The pretax compensation expense recognized for all stock-based compensation plans was $5,768,000, $5,603,000, and $4,923,000 for the years ended December 31, 2024, 2023, and 2022, respectively. In 2022 there was a decrease in stock-based compensation expense due to adjustments made to reflect changes in the number of shares expected to vest for 2021 and 2022 performance-based grants. In December 2022, the performance-based grants granted in 2021 and 2022 were adjusted to 0% and 30% vesting, respectively. In 2024 the 2022 performance-based grants were reassessed and adjusted from 30% to 0%. 2024 stock-based compensation expense was reduced for this adjustment.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $1,350,000, $1,330,000, and $1,148,000 for the years ended December 31, 2024, 2023, and 2022, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRD-A. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accelerated basis over the requisite service period for the entire award. For the years ended December 31, 2024, 2023 and 2022, compensation expense of $0, $12,000, and $129,000, respectively, was recognized for employee stock option awards.

A summary of option activity as of December 31, 2024, 2023 and 2022, and changes during each year, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2021	1,618	$8.99	6.5 years	$143
Granted	—	—
Exercised	—	—
Forfeited or expired	(76)	9.16
Outstanding at December 31, 2022	1,542	8.98	5.5 years	7
Granted	—	—
Exercised	(485)	8.84
Forfeited or expired	(15)	9.01
Outstanding at December 31, 2023	1,042	9.05	4.7 years	4,305
Granted	—	—
Exercised	(321)	8.98
Forfeited or expired	(21)	9.01
Outstanding at December 31, 2024	700	$9.08	3.6 years	$1,737
Vested and Exercisable at December 31, 2024	700	$9.08	3.6 years	$1,737

There were no stock options granted in 2024, 2023 and 2022. During 2024, 321,000 options were exercised. There were 485,000 options exercised in 2023, and no options exercised in 2022. All remaining unvested options from prior awards vested in 2023. Options vested in 2023 and 2022 had intrinsic values of $425,000 and $0, respectively. The fair value of options that vested in 2023 and 2022 were $228,000 and $592,000, respectively.

At December 31, 2024, there was no remaining unrecognized compensation cost related to unvested employee stock options. The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula.

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

On September 23, 2020, deeming the existing performance-based cliff awards granted in 2020 to be unattainable, the Compensation Committee canceled the existing awards and approved a new plan based on Total Shareholder Return (“TSR”), a market condition. The 2020 replacement awards were targeted to achieve 100% of the original award it was replacing, with a vesting date of December 31, 2022.

TSR is defined as dividends paid during the measurement period plus share price appreciation. Share price appreciation is measured by using the 20 day trading day volume weighted average price at the start of the measurement period as the baseline, compared against the highest consecutive 20 day trading day volume weighted average price for the period between January 1, 2022 and the vesting date for the 2020 replacement awards. Depending on the TSR, the number of shares earned can be between 50% and 200% of the targeted shares granted. If the TSR is below 20% for the 2020 replacement awards, then no shares vest. The 2020 replacement awards did not meet the TSR threshold at December 31, 2022, which resulted in no related incremental shares issued at December 31, 2022.

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

A summary of the status of the Company's nonvested performance shares as of December 31, 2024, 2023 and 2022, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2021	1,176,391	$8.25
Granted	939,980	7.11
Vested	(363,514)	7.84
Forfeited or unearned	(514,767)	8.20
Nonvested at December 31, 2022	1,238,090	7.52
Granted	1,236,598	5.62
Vested	(456,487)	6.90
Forfeited or unearned	(573,205)	7.97
Nonvested at December 31, 2023	1,444,996	6.12
Granted	552,705	11.38
Vested	(354,305)	8.29
Forfeited or unearned	(489,891)	6.72
Nonvested at December 31, 2024	1,153,505	$7.91

The total fair value of the performance shares that vested in 2024, 2023, and 2022 was $2,937,000, $3,148,000, and $2,849,000, respectively.

Compensation expense recognized for all performance shares totaled $4,361,000, $4,212,000, and $3,478,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. Certain performance awards are based on service time, with no cumulative earnings per share targets. These awards vest ratably, by tranche, from their grant date to their vesting date. As of December 31, 2024, there was an estimated $4,750,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2026.

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

A summary of the status of the Company's restricted shares of CRD-A as of December 31, 2024, 2023 and 2022 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2021	25,000	$7.23
Granted	98,921	7.56
Vested	(123,921)	7.49
Forfeited or unearned	—	—
Nonvested at December 31, 2022	—	—
Granted	135,456	5.93
Vested	(135,456)	5.93
Forfeited or unearned	—	—
Nonvested at December 31, 2023	—	—
Granted	76,090	12.43
Vested	(61,974)	12.36
Forfeited or unearned	(14,116)	12.75
Nonvested at December 31, 2024	—	$—

Compensation expense recognized for all restricted shares for the years ended December 31, 2024, 2023, and 2022 was $766,000, $804,000, and $825,000, respectively. As of December 31, 2024, there was no unearned compensation cost related to nonvested restricted shares.

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

During the years ended December 31, 2024, 2023 and 2022, a total of 128,736, 149,170, and 120,727 shares, respectively, of CRD-A were issued under the U.S. employee stock purchase plan to the Company's employees at average purchase prices of $7.34, $6.44, and $6.63 in 2024, 2023, and 2022, respectively. At December 31, 2024, an estimated 174,000 shares will be issued and purchased under the U.S. Plan in 2025. During the years ended December 31, 2024, 2023, and 2022, compensation expense of $430,000, $368,000, and $314,000, respectively, was recognized for the U.S. employee stock purchase plan.

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

At December 31, 2024, an estimated 144,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRD-A, and future employee participation rates. The purchase price per share of CRD-A under the U.K. Plan ranges from $5.17 to $10.39. For the years ended December 31, 2024, 2023, and 2022, compensation expense of $211,000, $209,000, and $155,000, respectively, was recognized for the U.K. Plan. For the years ended December 31, 2024 and 2023 a total of 138,714 and 71,642 shares, respectively, of CRD-A were issued under the U.K. Plan. There were no shares issued in 2022.

Under the International Plan, up to 1,000,000 shares of CRD-A may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRD-A at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2024, 2023, and 2022, 3,449, 5,026, and 3,355 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.

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

Recurring Fair Value Measurements

The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, categorized using the fair value hierarchy:

December 31,	2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$11,252	$—	$—	$11,252

Liabilities:
Contingent earnout liability (2)	—	—	1,382	1,382

December 31,	2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$10,702	$—	$—	$10,702

Liabilities:
Contingent earnout liability (2)	—	—	7,511	7,511

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2) The contingent earnout liability relates to businesses acquired since 2020. See Note 3, "Business Acquisitions and Dispositions" for more information. The Level 3 fair value of the contingent earnout liability was estimated using revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data as well as volatility assumptions as applicable. The Company recognized a pretax contingent earnout (benefit) expense totaling $(1,099,000) in 2024 and $4,025,000 in 2023 related to the fair value adjustment of earnout liabilities arising from recent acquisitions. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

The following table summarizes the change in the fair value of the Company's contingent earnout liability balance:

December 31,	2024	2023
	(In thousands)
Acquisition-related contingent consideration, beginning of the year	$13,066	$16,815
Change in fair value of contingent consideration, including foreign exchange impacts	(1,264)	4,313
Settlement of contingent consideration	(9,283)	(8,062)
Acquisition-related contingent consideration, end of the year	$2,519	$13,066

As of December 31, 2024, an earnout liability of $1,137,000 for the 2024 earnout period is based on the actual achievement of performance targets and will be paid in 2025, thus is no longer subject to fair value measurement and was accordingly transferred out of Level 3. Changes in fair value of contingent consideration are included in "Selling, general, and administrative expenses" on the Consolidated Statements of Operations.

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

Nonrecurring Fair Value Disclosures

During 2022, the Company impaired and expensed goodwill of $36,808,000. See Note 4, "Goodwill and Intangible Assets," where discussed in more detail. There were no goodwill impairments in 2024 or 2023.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S. Qualified Plan at December 31, 2024 and 2023:

December 31,	2024				2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$2,551	$—	$—	$2,551	$3,482	$—	$—	$3,482
Short-term investment funds	—	5,782	—	5,782	—	10,119	—	10,119
Common Collective Equity funds:
U.S.	—	24,304	—	24,304	—	24,103	—	24,103
International	—	14,039	—	14,039	—	15,394	—	15,394
Common Collective Fixed Income Funds and Fixed Income Securities:
U.S.	46,572	135,047	—	181,619	51,784	134,864	—	186,648
International	—	22,040	—	22,040	—	19,177	—	19,177
Alternative strategy funds	—	500	10,528	11,028	—	1,190	11,299	12,489
Total Plan Assets	$49,124	$201,712	$10,528	261,364	$55,266	$204,847	$11,299	271,412
Other plan liabilities, net (a)				(31,891)				(8,412)
Net Plan Assets				$229,473				$263,000

(a) net amounts payable for unsettled security transactions.

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2024 and 2023:

December 31,	2024				2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$701	$—	$—	$701	$2,272	$—	$—	$2,272
Common Collective Fixed Income Funds and Fixed Income Securities:
Short-term investment funds:	—	46,997	—	46,997	—	42,859	—	42,859
Government securities	61,246	16,762	—	78,008	—	72,913	—	72,913
Alternative strategy funds	8,090	32,998	2,284	43,372	6,425	26,746	1,827	34,998
Real estate funds	—	—	666	666	—	—	3,100	3,100
Total	$70,037	$96,757	$2,950	$169,744	$8,697	$142,518	$4,927	$156,142

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

Changes in fair value related to assets still held at the reporting date are included in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet. The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.S. and U.K. pension plans during the years ended December 31, 2024 and 2023:

	U.S	U.K.
	(in thousands)
Balance at December 31, 2022	$18,194	$9,475
Actual return on plan assets:
Related to assets still held at the reporting date	(6,929)	(4,548)
Purchases, sales and settlements, net	34	-
Balance at December 31, 2023	11,299	4,927
Actual return on plan assets:
Related to assets still held at the reporting date	(1,350)	107
Related to assets sold during the period	(264)	63
Purchases, sales and settlements, net	843	(3,113)
Transfers into Level 3	—	966
Balance at December 31, 2024	$10,528	$2,950

13. Segment and Geographic Information

The Company has four reportable segments consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. The Company's reportable segments are comprised of the following:

•
North America Loss Adjusting, which services the North American property and casualty market. This is comprised of Loss Adjusting operations in the U.S. and Canada, including Global Technical Services and field operations. The Canadian operations include all operations within that country including third party administration and Contractor Connection.
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

The Platform Solutions reportable segment represents the aggregation of certain service line operating segments. Intersegment sales are recorded at cost and are not material.

Effective January 1, 2024, the Company combined the operating segments within North America Loss Adjusting and International Operations, and accordingly, there are no operating segments within these reportable segments to aggregate.

The Company's four reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the chief operating decision maker ("CODM"). The Company’s CEO, Mr. Rohit Verma, is considered the CODM as he is responsible for strategic decisions including the allocation of resources to each reporting segment and the assessment of their performance. Specifically, he assesses the financial health of each segment, reviews budgeting and resource allocation, directs all strategic planning, reviews investments for new products and technology allocations, evaluates pricing strategies and cash flow management, and oversees risk management for each segment. Mr. Verma regularly meets with the segment managers to discuss financial performance, operational issues and revenue forecasts. Additionally, the segment managers create segment-level budgets and forecasts and receive incentive compensation derived from the operating results of the segments. These financial packages are discussed in the meetings with Mr. Verma.

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's four reportable segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate reportable segment operating performance using the same criteria used by the Company's senior management and CODM. The CODM considers revenues before reimbursements and operating earnings when making decisions about the allocation of operating and capital resources. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate administrative costs, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, goodwill impairment, non-service pension costs and credits, income taxes, reserves on certain income tax assets, and net income or loss attributable to noncontrolling interests.

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

Financial information as of and for the years ended December 31, 2024, 2023, and 2022 related to the Company's reportable segments is presented below:

	Year Ended December 31, 2024
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$312,158	$418,607	$388,074	$173,671	$1,292,510
Less:
Segment Expenses:
Compensation	184,732	208,200	181,355	91,457	665,744
Benefits and payroll taxes	35,659	39,082	36,769	14,480	125,990
Non-employee labor	5,790	26,411	17,159	5,849	55,209
Total Compensation	226,181	273,693	235,283	111,786	846,943
Office rent and occupancy	4,595	14,340	9,247	3,554	31,736
Other office operating expense (1)	16,015	28,289	16,200	9,067	69,571
Depreciation	3,149	3,314	4,767	6,807	18,037
Professional fees	1,869	11,685	17,414	2,166	33,134
Cost of risk	1,116	4,363	6,451	1,398	13,328
Other, net (2)	2,464	5,466	1,170	3,991	13,091
Total Other Operating Expense	29,208	67,457	55,249	26,983	178,897
Allocated corporate, shared services, and administrative costs (3)	38,596	56,456	45,113	23,729	163,894
Total Segment Expenses	293,985	397,606	335,645	162,498	1,189,734
Segment Operating Earnings	$18,173	$21,001	$52,429	$11,173	$102,776
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(28,066)
Net corporate interest expense					(16,862)
Non-service pension costs					(9,764)
Stock option expense					(574)
Amortization of acquisition-related intangible assets					(7,497)
Contingent earnout adjustments					1,099
Income before income taxes					41,112
Income taxes					(14,583)
Net Income					26,529
Net Loss Attributable to Noncontrolling Interests					67
Net Income Attributable to Shareholders of Crawford & Company					$26,596

	Year Ended December 31, 2023
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$303,629	$382,393	$355,650	$225,459	$1,267,131
Less:
Segment Expenses:
Compensation	177,254	200,877	168,216	121,779	668,126
Benefits and payroll taxes	32,539	36,383	32,478	17,602	119,002
Non-employee labor	4,849	19,300	16,559	8,420	49,128
Total Compensation	214,642	256,560	217,253	147,801	836,256
Office rent and occupancy	4,637	15,501	9,796	3,739	33,673
Other office operating expense (1)	14,186	25,951	14,279	9,299	63,715
Depreciation	2,098	3,155	5,664	5,570	16,487
Professional fees	1,493	10,484	15,565	2,137	29,679
Cost of risk	1,368	3,929	3,600	1,006	9,903
Other, net (2)	3,052	6,445	860	4,322	14,679
Total Other Operating Expense	26,834	65,465	49,764	26,073	168,136
Allocated corporate, shared services, and administrative costs (3)	38,968	49,187	46,760	23,044	157,959
Total Segment Expenses	280,444	371,212	313,777	196,918	1,162,351
Segment Operating Earnings	$23,185	$11,181	$41,873	$28,541	$104,780
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(19,419)
Net corporate interest expense					(17,036)
Non-service pension costs					(8,601)
Stock option expense					(552)
Amortization of acquisition-related intangible assets					(7,790)
Contingent earnout adjustments					(4,025)
Income before income taxes					47,357
Income taxes					(17,097)
Net Income					30,260
Net Loss Attributable to Noncontrolling Interests					349
Net Income Attributable to Shareholders of Crawford & Company					$30,609

	Year Ended December 31, 2022
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$274,755	$357,452	$313,564	$243,711	$1,189,482
Less:
Segment Expenses:
Compensation	163,220	205,086	152,581	134,006	654,893
Benefits and payroll taxes	30,478	36,175	30,923	19,485	117,061
Non-employee labor	4,747	13,356	14,969	9,958	43,030
Total Compensation	198,445	254,617	198,473	163,449	814,984
Office rent and occupancy	4,739	15,981	11,040	3,831	35,591
Other office operating expense (1)	13,599	25,412	12,731	9,145	60,887
Depreciation	2,180	2,437	5,799	4,269	14,685
Professional fees	1,177	7,363	15,574	2,413	26,527
Cost of risk	1,329	3,684	2,297	875	8,185
Other, net (2)	1,469	6,877	(2,274)	3,438	9,510
Total Other Operating Expense	24,493	61,754	45,167	23,971	155,385
Allocated corporate, shared services, and administrative costs (3)	32,709	54,027	42,903	20,545	150,184
Total Segment Expenses	255,647	370,398	286,543	207,965	1,120,553
Segment Operating Earnings (Loss)	$19,108	$(12,946)	$27,021	$35,746	$68,929
Reconciliation of segment operating earnings (loss):
Unallocated corporate administrative costs (4)					(7,050)
Net corporate interest expense					(10,311)
Non-service pension credit					1,591
Stock option expense					(548)
Amortization of acquisition-related intangible assets					(7,836)
Contingent earnout adjustments					(2,921)
Goodwill impairment					(36,808)
Income before income taxes					5,046
Income taxes					(23,578)
Net Loss					(18,532)
Net Loss Attributable to Noncontrolling Interests					227
Net Loss Attributable to Shareholders of Crawford & Company					$(18,305)

(1) Other office and operating expenses include travel and entertainment, automobile expenses, office operating expenses and data processing costs.

(2) Other, net primarily includes bank service charges and advertising expenses.

(3) Allocated corporate, shared services, and administrative costs, comprise of expenses for administrative functions, including direct compensation, payroll taxes, and benefits which are allocated to each segment based on usage.

(4) Unallocated corporate and shared costs and credits represent expenses for the Company's Chief Executive Officer and Board of Directors, certain adjustments to self-insured liabilities, certain unallocated legal and professional fees, and certain adjustments and recoveries to the Company's allowances for estimated credit losses.

Segment assets consist of accounts receivable, less allowance for expected credit losses, unbilled revenues at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net. Assets for the years ended December 31, 2024, 2023, and 2022 were as follows:

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
2024
Assets	$106,657	$149,441	$73,114	$94,845	$424,057
2023
Assets	108,471	144,785	70,283	82,944	406,483

Revenues by geographic region and major service line for the North America Loss Adjusting, International Operations, Broadspire and Platform Solutions segments are shown in Note 2, "Revenue Recognition."

Capital expenditures for the years ended December 31, 2024, 2023, and 2022 are shown in the following table:

Year Ended December 31,	2024	2023	2022
	(In thousands)
North America Loss Adjusting	$4,458	$3,052	$2,276
International Operations	2,225	1,061	1,625
Broadspire	12,643	12,494	10,680
Platform Solutions	5,405	4,815	7,362
Corporate	16,916	15,174	12,656
Total capital expenditures	$41,647	$36,596	$34,599

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2024, 2023, and 2022 was as follows:

Year Ended December 31,	2024	2023	2022
	(In thousands)
Segments' revenues before reimbursements	$1,292,510	$1,267,131	$1,189,482
Reimbursements	48,460	49,788	41,744
Total consolidated revenues	$1,340,970	$1,316,919	$1,231,226

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the years ended December 31, 2024, 2023, and 2022 were as follows:

Year Ended December 31,	2024	2023	2022
	(In thousands)
Operating earnings of all reportable segments	$102,776	$104,780	$68,929
Unallocated corporate and shared costs and credits	(28,066)	(19,419)	(7,050)
Net corporate interest expense	(16,862)	(17,036)	(10,311)
Stock option expense	(574)	(552)	(548)
Amortization of acquisition-related intangible assets	(7,497)	(7,790)	(7,836)
Goodwill and intangible asset impairment charges	—	—	(36,808)
Non-service pension (costs) credits	(9,764)	(8,601)	1,591
Contingent earnout adjustments	1,099	(4,025)	(2,921)
Income before income taxes	$41,112	$47,357	$5,046

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at 2024 and 2023 are presented in the following table:

December 31,	2024	2023
	(In thousands)
Assets of reportable segments	$424,057	$406,483
Corporate assets:
Cash and cash equivalents	55,412	58,363
Income taxes receivable	5,337	4,842
Prepaid expenses and other current assets	40,334	58,168
Net property and equipment	20,554	22,742
Operating lease right-of-use asset, net	78,808	88,615
Capitalized software costs, net	111,854	96,770
Deferred income tax assets	25,305	26,247
Other noncurrent assets	42,094	36,969
Total corporate assets	379,698	392,716
Total assets	$803,755	$799,199

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

	U.S.	U.K.	Canada	All Other International	Total Company
	(In thousands)
2024
Revenues before reimbursements	$783,024	$168,357	$90,879	$250,250	$1,292,510
Long-lived assets	140,701	23,101	16,676	30,737	211,215
2023
Revenues before reimbursements	788,364	143,353	96,374	239,040	1,267,131
Long-lived assets	136,087	20,847	18,213	32,981	208,128

14. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $566,280,000 at December 31, 2024.

15. Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2024, the aggregate committed amount of letters of credit outstanding under the facility was $8,870,000.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crawford & Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, statements of comprehensive income (loss), shareholders' investment and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Deferred Revenues for Lifetime Claim Handling
Description of the Matter

At December 31, 2024, the Company’s deferred revenues related to lifetime claim handling arrangements were $39,600,000. As discussed in Note 2 to the consolidated financial statements, revenue for lifetime claim handling is recognized over time as the related services are provided and performance obligations are satisfied. Revenue is recognized based on historical claim closure rates and claim type based on time elapsed for these claims, utilizing a portfolio approach. When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues, which represent a contract liability.

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

March 3, 2025

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management of the Company determined the Company’s internal control over financial reporting was effective as of December 31, 2024.

The Company's independent registered public accounting firm, for the fiscal year ended December 31, 2024, Ernst & Young LLP, was appointed by the Audit Committee. Ernst & Young LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on Internal Control Over Financial Reporting

We have audited Crawford & Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crawford & Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, consolidated statements of comprehensive income (loss), shareholders' investment and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025, expressed an unqualified opinion thereon.

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

March 3, 2025

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2025 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2024, and is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements listed below and the related report of Ernst & Young LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•
Consolidated Balance Sheets as of December 31, 2024 and 2023
•
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022
•
Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2024, 2023, and 2022
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
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

10.16

Second Amendment to the Credit Agreement, dated as of January 29, 2024, among Crawford & Company, Crawford & Company Risk Services Investments Limited, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., as borrowers, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Australian Security Trustee, U.K. Security Trustee, Swing Line Lender and an L/C Issuer, and the other Swing Line Lenders from time to time party hereto (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023).

10.17	Director Compensation Summary Term Sheet.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on 10-K for the year ended December 31, 2023).
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
97.1	Executive Compensation Clawback and Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on 10-K for the year ended December 31, 2023).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 3, 2025	By	/s/ Rohit Verma
ROHIT VERMA, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 3, 2025	/s/ Rohit Verma
ROHIT VERMA, President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 3, 2025	/s/ W. Bruce Swain
W. BRUCE SWAIN, Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date	March 3, 2025	/s/ Anthony P. Belcastro
ANTHONY P. BELCASTRO, Senior Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

Date	March 3, 2025	/s/ Dame Inga K. Beale
DAME INGA K. BEALE, Director

Date	March 3, 2025	/s/ Cameron M. Bready
CAMERON M. BREADY, Director

Date	March 3, 2025	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 3, 2025	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	March 3, 2025	/s/ Fred R. Donner
FRED R. DONNER, Director

Date	March 3, 2025	/s/ Lisa G. Hannusch
LISA G. HANNUSCH, Director

Date	March 3, 2025	/s/ Joel T. Murphy
JOEL T. MURPHY, Director

Date	March 3, 2025	/s/ Rahul Patel
RAHUL PATEL, Director

Date	March 3, 2025	/s/ D. Richard Williams
D. RICHARD WILLIAMS, Director