Form 10-Q
period 2025-03-31
CRAWFORD & CO
filed 2025-05-05
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2025

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of April 28, 2025, was as follows:

Class A Common Stock, $1.00 par value: 30,308,751

Class B Common Stock, $1.00 par value: 19,144,928

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2025

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Revenues:

Revenues before reimbursements	$312,032	$301,654
Reimbursements	11,307	11,419
Total Revenues	323,339	313,073

Costs and Expenses:

Costs of services provided, before reimbursements	221,893	214,389
Reimbursements	11,307	11,419
Total costs of services	233,200	225,808

Selling, general, and administrative expenses	74,587	77,320

Corporate interest expense, net of interest income of $827 and $901, respectively	3,944	3,596

Total Costs and Expenses	311,731	306,724

Other Loss, net	(2,388)	(2,523)

Income Before Income Taxes	9,220	3,826

Provision for Income Taxes	2,480	1,047

Net Income	6,740	2,779

Net (Income) Loss Attributable to Noncontrolling Interests	(56)	58

Net Income Attributable to Shareholders of Crawford & Company	$6,684	$2,837

Earnings Per Share - Basic:
Class A Common Stock	$0.14	$0.06
Class B Common Stock	$0.14	$0.06

Earnings Per Share - Diluted:
Class A Common Stock	$0.13	$0.06
Class B Common Stock	$0.13	$0.06

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,175	29,586
Class B Common Stock	19,145	19,542

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,706	30,279
Class B Common Stock	19,145	19,542

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
(In thousands)	2025	2024
Net Income	$6,740	$2,779

Other Comprehensive (Loss) Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(3,712)	1,199

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $625 and $643, respectively	2,487	2,559

Other Comprehensive (Loss) Income	(1,225)	3,758

Comprehensive Income	5,515	6,537

Comprehensive (income) loss attributable to noncontrolling interests	(94)	123

Comprehensive Income Attributable to Shareholders of Crawford & Company	$5,421	$6,660

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(In thousands)	(Unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$57,367	$55,412
Accounts receivable, less allowance for expected credit losses of $7,946 and $8,145, respectively	134,140	142,064
Unbilled revenues, at estimated billable amounts	136,596	131,080
Income taxes receivable	4,803	5,337
Prepaid expenses and other current assets	39,931	40,334
Total Current Assets	372,837	374,227
Net Property and Equipment	19,040	20,554
Other Assets:
Operating lease right-of-use assets, net	72,419	78,808
Goodwill	76,374	76,368
Intangible assets arising from business acquisitions, net	72,023	74,545
Capitalized software costs, net	113,530	111,854
Deferred income tax assets	23,962	25,305
Other noncurrent assets	42,074	42,094
Total Other Assets	400,382	408,974
TOTAL ASSETS	$792,259	$803,755

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

	March 31, 2025	December 31, 2024
(In thousands, except par value amounts)	(Unaudited)	*
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$41,295	$17,822
Accounts payable	44,590	50,605
Accrued compensation and related costs	72,597	101,371
Self-insured risks	21,332	27,813
Income taxes payable	3,718	3,343
Operating lease liability	23,648	24,541
Other accrued liabilities	43,297	38,103
Deferred revenues	35,724	36,129
Total Current Liabilities	286,201	299,727
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	205,274	200,315
Operating lease liability	61,192	66,811
Deferred revenues	23,780	23,556
Accrued pension liabilities	20,471	21,084
Other noncurrent liabilities	36,318	36,711
Total Noncurrent Liabilities	347,035	348,477
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,217 and 30,124 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	30,217	30,124
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,145 and 19,145 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	19,145	19,145
Additional paid-in capital	88,437	87,118
Retained earnings	241,177	237,948
Accumulated other comprehensive loss	(218,388)	(217,125)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	160,588	157,210
Noncontrolling interests	(1,565)	(1,659)
Total Shareholders' Investment	159,023	155,551
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$792,259	$803,755

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$6,740	$2,779
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	9,647	9,299
Stock-based compensation	1,390	1,218
Loss (gain) on disposal of property and equipment	564	(81)
Contingent earnout adjustments	363	151
Changes in operating assets and liabilities:
Accounts receivable, net	6,002	6,312
Unbilled revenues, net	(8,045)	(9,511)
Accrued or prepaid income taxes	229	942
Accounts payable and accrued liabilities	(25,176)	(25,837)
Deferred revenues	315	116
Accrued retirement costs	(3,211)	(3,546)
Prepaid expenses and other operating activities	(2,741)	(1,645)
Net cash used in operating activities	(13,923)	(19,803)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(994)	(1,541)
Capitalization of computer software costs	(8,329)	(8,009)
Proceeds from settlement of life insurance policies	210	—
Net cash used in investing activities	(9,113)	(9,550)

Cash Flows from Financing Activities:
Cash dividends paid	(3,455)	(3,443)
Repurchases of common stock	—	(733)
Increases in revolving credit facility borrowings	41,411	35,807
Payments on revolving credit facility borrowings	(12,901)	(14,794)
Payments of contingent consideration on acquisitions	—	(579)
Other financing activities	(38)	(185)
Net cash provided by financing activities	25,017	16,073
Effects of exchange rate changes on cash and cash equivalents	(289)	394
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,692	(12,886)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	56,329	59,545
Cash, Cash Equivalents, and Restricted Cash at End of Period	$58,021	$46,659

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2025	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2025	$30,124	$19,145	$87,118	$237,948	$(217,125)	$157,210	$(1,659)	$155,551
Net income	—	—	—	6,684	—	6,684	56	6,740
Other comprehensive (loss) income	—	—	—	—	(1,263)	(1,263)	38	(1,225)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,455)	—	(3,455)	—	(3,455)
Stock-based compensation	—	—	1,390	—	—	1,390	—	1,390
Shares issued in connection with stock-based compensation plans, net	93	—	(71)	—	—	22	—	22
Balance at March 31, 2025	$30,217	$19,145	$88,437	$241,177	$(218,388)	$160,588	$(1,565)	$159,023

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2024	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2024	$29,525	$19,555	$82,589	$228,564	$(218,615)	$141,618	$(1,787)	$139,831
Net income	—	—	—	2,837	—	2,837	(58)	2,779
Other comprehensive income (loss)	—	—	—	—	3,823	3,823	(65)	3,758
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,443)	—	(3,443)	—	(3,443)
Stock-based compensation	—	—	1,218	—	—	1,218	—	1,218
Repurchases of common stock	—	(86)	—	(647)	—	(733)	—	(733)
Decrease in value of noncontrolling interest due to acquisition	—	—	(550)	—	—	(550)	550	—
Shares issued in connection with stock-based compensation plans, net	103	—	(153)	—	—	(50)	—	(50)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(122)	(122)
Balance at March 31, 2024	$29,628	$19,469	$83,104	$227,311	$(214,792)	$144,720	$(1,482)	$143,238

(The accompanying notes are an integral part of these condensed consolidated financial statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Based in Atlanta, Georgia, Crawford & Company ("Crawford" or "the Company") is a leading global provider of claims management and outsourcing solutions to insurance companies and self-insured entities with an expansive network serving clients in more than 70 countries.

Shares of the Company's two classes of common stock are traded on the New York Stock Exchange ("NYSE") under the symbols CRD-A and CRD-B. The Company's two classes of stock are substantially identical, except with respect to voting rights for the Class B Common Stock (CRD-B), and protections for the non-voting Class A Common Stock (CRD-A). More information can be found on the Company's website www.crawco.com. The information contained on, or hyperlinked from, the Company's website is not a part of, and is not incorporated by reference into, this report.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the "SEC"). These unaudited condensed consolidated financial statements omit certain notes and other financial information and therefore, should be read in conjunction with the 2024 Form 10-K. The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2024.

Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three months ended March 31, 2025 and financial position as of March 31, 2025 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2025 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's financial statements included in Form 10-K for the year ended December 31, 2024 other than as disclosed herein.

The Company has four reportable segments consisting of North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions. Significant intercompany transactions have been eliminated in consolidation.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2025 and December 31, 2024, the liabilities of the deferred compensation plan were $6,335,000 and $6,248,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,429,000 and $10,389,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

2. Recently Issued Accounting Standards

Improvements to Reportable Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company adopted this guidance as of December 31, 2024. Refer to Note 10, "Segment Information" for updated segment disclosures.

Improvements to Income Tax Disclosures (ASU 2023-09)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and plans to adopt at December 31, 2025.

Disaggregation of Income Statement Expenses (ASU 2024-01)

In November 2024, the FASB issued ASU 2024-01, Disaggregation of Income Statement Expenses (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosures of disaggregated information about certain income statement expense line items, such as inventory purchases, employee compensation, and depreciation. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
U.S.	$57,964	$53,524
Canada	21,776	23,841
Total North America Loss Adjusting Revenues before Reimbursements	$79,740	$77,365

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
U.K.	$41,809	$37,899
Europe	26,184	23,621
Australia	16,578	17,280
Asia	6,167	5,369
Latin America	8,012	8,196
International Loss Adjusting	$98,750	$92,365

U.K.	$2,533	$2,356
Australia	2,470	2,381
Latin America	641	990
Crawford Legal Services	$5,644	$5,727
Total International Operations Revenues before Reimbursements	$104,394	$98,092

The Company’s Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines.

The Claims Management service line includes Workers' Compensation, Liability, Property and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of claims management services to its customer. Broadspire also provides claims management services on a monthly basis for which revenue is recognized over time based on claims received and staff required to complete its claim handling obligations. Broadspire also provides Risk Management Information Services and Account Administration Services and generates revenues from income earned for managing funds maintained to administer claims for its customers. For non-claim services provided in the Claims Management service line, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Claims Management	$49,654	$48,398
Medical Management	46,730	45,900
Total Broadspire Revenues before Reimbursements	$96,384	$94,298

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Contractor Connection	$16,901	$16,945
Networks	7,325	7,743
Subrogation	7,288	7,211
Total Platform Solutions Revenues before Reimbursements	$31,514	$31,899

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. Deferred revenues related to lifetime claim handling arrangements approximated $40,238,000 and $39,600,000 as of March 31, 2025 and December 31, 2024, respectively. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2025 and the significant activity affecting deferred revenues during the three months ended March 31, 2025:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2025	$59,685
Quarterly additions	25,100
Revenue recognized from the prior periods	(15,874)
Revenue recognized from current quarter additions	(9,406)
Balance as of March 31, 2025	$59,505

Remaining Performance Obligations

As of March 31, 2025, the Company had $101,400,000 of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain claims where the processing has not yet occurred. The Company expects to recognize approximately 71% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

Costs to Obtain a Contract

The Company has a sales incentive compensation program where payment is based on the revenues recognized in the period. The payment does not represent an incremental cost to the Company that provides a future benefit expected to be longer than one year. Therefore it does not meet the criteria to be capitalized and presented as a contract asset on the Company's unaudited Condensed Consolidated Balance Sheets.

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

The provision for income taxes on consolidated income before income taxes totaled $2,480,000 and $1,047,000 for the three months ended March 31, 2025 and 2024, respectively. The overall effective tax rate decreased to 26.9% for the three months ended March 31, 2025 compared with 27.4% for the 2024 period primarily due to higher earnings as compared to 2024.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 included the following components:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Service cost	$430	$384
Interest cost	5,360	5,746
Expected return on assets	(6,089)	(6,409)
Amortization of actuarial loss	3,117	3,186
Net periodic cost	$2,818	$2,907

For the three months ended March 31, 2025 and 2024, the non-service components of net periodic pension expense totaled $2,388,000 and $2,523,000, respectively. These amounts are included in "Other Loss, net" on the unaudited Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2025, the Company made no contributions to the U.S. defined benefit pension plan and contributed $774,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and contributed $602,000 to the U.K. defined benefit pension plans during the three months ended March 31, 2024.

7. Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2025 and 2024, the Board of Directors has declared the same dividend on CRD-A and CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$1,976	$1,253	$(365)	$(241)
Dividends paid	2,115	1,340	2,074	1,369
Net income attributable to common shareholders, basic	$4,091	$2,593	$1,709	$1,128

Denominator:
Weighted-average common shares outstanding, basic	30,175	19,145	29,586	19,542
Earnings per share - basic	$0.14	$0.14	$0.06	$0.06

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$1,989	$1,240	$(368)	$(238)
Dividends paid	2,115	1,340	2,074	1,369
Net income attributable to common shareholders, diluted	$4,104	$2,580	$1,706	$1,131

Denominator:
Weighted-average common shares outstanding, basic	30,175	19,145	29,586	19,542
Weighted-average effect of dilutive securities	531	—	693	—
Weighted-average common shares outstanding, diluted	30,706	19,145	30,279	19,542
Earnings per share - diluted	$0.13	$0.13	$0.06	$0.06

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Performance stock grants excluded because performance conditions have not been met (1)	807	1,100

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months ended March 31, 2025 and 2024, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
CRD-A issued under the Non-Employee Director Stock Plan	89	71
CRD-A issued under the Employee Stock Purchase Plan	4	32

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2025. Repurchases may be made in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At March 31, 2025, the Company had remaining authorization to repurchase 1,089,809 shares under the 2021 Repurchase Authorization.

During the three months ended March 31, 2025, the Company did not repurchase any shares of CRD-A or CRD-B. During the three months ended March 31, 2024, the Company did not repurchase any shares of CRD-A and repurchased 85,632 shares of CRD-B at an average cost of $8.56.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized losses from intra-entity loans that are long-term in nature of $(170,000) for the three months ended March 31, 2025. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended March 31, 2025
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(50,079)	$(167,046)	$(217,125)
Other comprehensive income loss before reclassifications	(3,750)	—	(3,750)
Amounts reclassified from accumulated other comprehensive income to net income	—	2,487	2,487
Net current period other comprehensive (loss) income	(3,750)	2,487	(1,263)
Ending balance	$(53,829)	$(164,559)	$(218,388)

	Three Months Ended March 31, 2024
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(49,486)	$(169,129)	$(218,615)
Other comprehensive income before reclassifications	1,264	—	1,264
Amounts reclassified from accumulated other comprehensive income to net income	—	2,559	2,559
Net current period other comprehensive income	1,264	2,559	3,823
Ending balance	$(48,222)	$(166,570)	$(214,792)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at March 31, 2025
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$11,371	$11,371	$—	$—

Liabilities:
Contingent earnout liability (2)	$1,415	$—	$—	$1,415

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared revenue and EBITDA projections, and discount rates determined using a combination of observable and unobservable market data updated quarterly based on changes to projections of acquired entities over the respective earnout periods, which span multiple years. The Company recognized a pretax contingent earnout expense totaling $363,000 in the three months ended March 31, 2025, related to the fair value adjustment of earnout liabilities. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreement.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three months ended March 31, 2025. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

There were no goodwill impairments in 2024. The Company did not identify any impairment indicators during the three months ended March 31, 2025.

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

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's operating segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. The CODM considers revenues before reimbursements and operating earnings when making decisions about the allocation of operating and capital resources. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, non-service pension costs, income taxes, and net income or loss attributable to noncontrolling interests.

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

Financial information as of and for the three months ended March 31, 2025 and 2024 related to the Company's reportable segments is presented below:

	Three Months Ended March 31, 2025
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$79,740	$104,394	$96,384	$31,514	$312,032
Less:
Segment Expenses:
Compensation	45,261	52,418	44,983	14,773	157,435
Benefits and payroll taxes	9,310	9,719	9,101	2,578	30,708
Non-employee labor	1,447	8,441	4,267	693	14,848
Total Compensation	56,018	70,578	58,351	18,044	202,991
Office rent and occupancy	1,037	3,435	2,109	956	7,537
Other office operating expense (1)	4,542	6,938	4,417	1,814	17,711
Depreciation	1,015	966	1,443	1,673	5,097
Professional fees	410	2,345	3,982	626	7,363
Cost of risk	152	(431)	1,302	112	1,135
Other, net (2)	739	1,642	281	471	3,133
Total Other Operating Expense	7,895	14,895	13,534	5,652	41,976
Allocated corporate, shared services, and administrative costs (3)	10,351	15,465	12,296	4,891	43,003
Total Segment Expenses	74,264	100,938	84,181	28,587	287,970
Segment Operating Earnings	$5,476	$3,456	$12,203	$2,927	$24,062
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(6,218)
Net corporate interest expense					(3,944)
Stock option expense					(184)
Amortization of acquisition-related intangible assets					(1,800)
Non-service pension costs					(2,333)
Contingent earnout adjustments					(363)
Income before income taxes					9,220
Income taxes					(2,480)
Net Income					6,740
Net Income Attributable to Noncontrolling Interests					(56)
Net Income Attributable to Shareholders of Crawford & Company					$6,684

	Three Months Ended March 31, 2024
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$77,365	$98,092	$94,298	$31,899	$301,654
Less:
Segment Expenses:
Compensation	45,083	50,085	43,958	15,324	154,450
Benefits and payroll taxes	9,234	9,464	8,942	2,705	30,345
Non-employee labor	1,150	5,430	4,357	901	11,838
Total Compensation	55,467	64,979	57,257	18,930	196,633
Office rent and occupancy	1,255	3,735	2,289	976	8,255
Other office operating expense (1)	3,667	7,037	4,075	1,701	16,480
Depreciation	837	796	1,275	1,643	4,551
Professional fees	331	2,712	4,109	498	7,650
Cost of risk	486	811	708	226	2,231
Other, net (2)	1,076	2,041	280	705	4,102
Total Other Operating Expense	7,652	17,132	12,736	5,749	43,269
Allocated corporate, shared services, and administrative costs (3)	9,767	14,291	11,501	6,105	41,664
Total Segment Expenses	72,886	96,402	81,494	30,784	281,566
Segment Operating Earnings	$4,479	$1,690	$12,804	$1,115	$20,088
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(8,007)
Net corporate interest expense					(3,596)
Stock option expense					(167)
Amortization of acquisition-related intangible assets					(1,868)
Non-service pension costs					(2,473)
Contingent earnout adjustments					(151)
Income before income taxes					3,826
Income taxes					(1,047)
Net Income					2,779
Net Loss Attributable to Noncontrolling Interests					58
Net Income Attributable to Shareholders of Crawford & Company					$2,837

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

Segment assets consist of accounts receivable, less allowance for expected credit losses, unbilled revenues at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net. Assets at March 31, 2025 and December 31, 2024 were as follows:

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
March 31, 2025
Assets	$119,451	$151,381	$71,331	$76,970	$419,133
December 31, 2024
Assets	106,657	149,441	73,114	94,845	424,057

Revenues by geographic region and major service line for the North America Loss Adjusting, International Operations, Broadspire and Platform Solutions segments are shown in Note 2, "Revenue Recognition."

Capital expenditures for the three months ended March 31, 2025 and 2024 are shown in the following table:

Three Months Ended March 31,	2025	2024
	(In thousands)
North America Loss Adjusting	$2,142	$1,197
International Operations	156	55
Broadspire	3,452	3,494
Platform Solutions	926	1,120
Corporate	2,647	3,684
Total capital expenditures	$9,323	$9,550

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the three months ended March 31, 2025 and 2024 was as follows:

Three Months Ended March 31,	2025	2024
	(In thousands)
Segments' revenues before reimbursements	$312,032	$301,654
Reimbursements	11,307	11,419
Total consolidated revenues	$323,339	$313,073

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the three months ended March 31, 2025 and 2024 were as follows:

Three Months Ended March 31,	2025	2024
	(In thousands)
Operating earnings of all reportable segments	$24,062	$20,088
Unallocated corporate and shared costs and credits	(6,218)	(8,007)
Net corporate interest expense	(3,944)	(3,596)
Stock option expense	(184)	(167)
Amortization of acquisition-related intangible assets	(1,800)	(1,868)
Non-service pension costs	(2,333)	(2,473)
Contingent earnout adjustments	(363)	(151)
Income before income taxes	$9,220	$3,826

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at March 31, 2025 and December 31, 2024 are presented in the following table:

	March 31, 2025	December 31, 2024
	(In thousands)
Assets of reportable segments	$419,133	$424,057
Corporate assets:
Cash and cash equivalents	57,367	55,412
Income taxes receivable	4,803	5,337
Prepaid expenses and other current assets	39,931	40,334
Net property and equipment	19,040	20,554
Operating lease right-of-use asset, net	72,419	78,808
Capitalized software costs, net	113,530	111,854
Deferred income tax assets	23,962	25,305
Other noncurrent assets	42,074	42,094
Total corporate assets	373,126	379,698
Total assets	$792,259	$803,755

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On March 31, 2025, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,870,000.

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

(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$57,367	$55,412	$45,196	$58,363
Restricted cash within prepaid expenses and other current assets	654	917	1,463	1,182
Total cash, cash equivalents and restricted cash	$58,021	$56,329	$46,659	$59,545

13. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of these funds totaled $544,157,000 and $566,280,000 at March 31, 2025 and December 31, 2024, respectively.

14. Subsequent Event

Following the end of the first quarter for the Company’s International Operations segment, a foreign tax authority issued new administrative guidance requiring the Company to reassess certain income and other non-income tax related positions. The Company’s evaluation of the potential financial impact of the new administrative guidance is ongoing and could result in a change in its prior conclusions. As discussed in Note 1, “Basis of Presentation,” financial information for our International Operations segment, is reported and consolidated on a two-month delayed basis. As a result of the reporting lag, the recognition of any changes in the Company's income and non-income tax positions will occur in the second quarter of 2025. The Company estimates this change could have an approximately $5,000,000 negative impact on its financial condition and results of operations.

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•
a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,
•
changes in global economic conditions, including the impact of tariffs,
•
the impact of changing climate conditions,
•
changes in interest rates,
•
changes in foreign currency exchange rates,
•
changes in regulations and practices of various governmental authorities,
•
changes in our competitive environment,
•
changes in the financial condition of our clients,
•
changes in the rate of inflation and our ability to recover increased operating costs,
•
the loss of any material customer,
•
our ability to successfully integrate the operations of acquired businesses,
•
our ability to timely identify and effectively remediate material weaknesses in internal control over financial reporting,
•
regulatory changes related to funding of defined benefit pension plans,
•
our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,
•
our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,
•
our ability to identify new revenue sources not tied to the insurance underwriting cycle,
•
our ability to develop or acquire information technology resources to support and grow our business,
•
our ability to attract and retain qualified personnel,
•
our ability to renew existing contracts with clients on satisfactory terms,
•
our ability to collect amounts due from our clients and others,
•
continued availability of funding under our financing agreements,
•
general risks associated with doing business outside the U.S., including changes in tax rates,
•
our ability to comply with the covenants in our financing or other agreements,
•
changes in the frequency or severity of man-made or natural disasters,
•
the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,
•
our ability to prevent or detect cybersecurity breaches and cyber incidents,
•
our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,
•
proliferation and escalation of international hostilities and geopolitical events, such as the ongoing conflicts in Russia/Ukraine and Israel,
•
risks associated with our having a controlling shareholder, and
•
impairments of goodwill or our other indefinite-lived intangible assets.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2025 and 2024, and as of March 31, 2025, and December 31, 2024, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2024. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Results of Operations

Consolidated revenues before reimbursements increased $10.4 million, or 3.4%, for the three months ended March 31, 2025, compared with the same period of 2024. This increase was due to increases in our North America Loss Adjusting, International Operations and Broadspire operating segments. Changes in foreign exchange rates decreased our consolidated revenues before reimbursements by $4.4 million, or (1.5)%, for the three months ended March 31, 2025, as compared with the prior year period. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three months ended March 31, 2025.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended March 31, 2024
(in thousands, except percentages)	March 31, 2025	March 31, 2024	Variance	March 31, 2025	% Variance
Revenues:
North America Loss Adjusting	$79,740	$77,365	3.1%	$81,154	4.9%
International Operations	104,394	98,092	6.4%	107,399	9.5%
Broadspire	96,384	94,298	2.2%	96,384	2.2%
Platform Solutions	31,514	31,899	(1.2)%	31,514	(1.2)%
Total revenues before reimbursements	312,032	301,654	3.4%	316,451	4.9%
Reimbursements	11,307	11,419	(1.0)%	11,607	1.6%
Total Revenues	$323,339	$313,073	3.3%	$328,058	4.8%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $14.8 million, or 4.9%, for the three months ended March 31, 2025 compared with the same period of 2024. Revenues from the North America Loss Adjusting segment increased in the 2025 first quarter due to revenue growth in U.S. Field Operations and U.S. Global Technical Services, partially offset by a decline in revenues in Canada. Excluding foreign currency impacts, revenues from the International Operations segment increased in the 2025 first quarter in all geographic regions. Revenues from the Broadspire segment increased for the quarter due to an increase in Claims and Medical Management revenues. Revenues from the Platform Solutions segment decreased slightly in the first quarter due to a reduction in low value inspection service cases, partially offset by an increase in revenues from weather-related activity and staff augmentation services.

Overall, there was a decrease in cases received of (5.6)% for the three months ended March 31, 2025. Within our North America Loss Adjusting segment, cases increased for the 2025 first quarter as a result of an increase in low value inspection services cases transferred from our Platforms Solutions group with minimal revenues. Cases within our International Operations segment declined for the first quarter, primarily due to decreases in the U.K. and Australia, due to decreases in high-frequency, low-severity cases, and higher weather-related activity in the prior year period. There was an increase in cases within our Broadspire segment for the first quarter primarily due to an increase in new disability clients within Claims Management. Within our Platform Solutions segment, the decrease was primarily related to the transfer of low value inspection services to North America Loss Adjusting, as well as a decrease in Contractor Connection cases.

Cases received are presented below by segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2025	March 31, 2024	Variance
North America Loss Adjusting	89,265	61,937	44.1%
International Operations	117,305	135,652	(13.5)%
Broadspire	137,463	135,698	1.3%
Platform Solutions	41,486	74,902	(44.6)%
Total Crawford Cases Received	385,519	408,189	(5.6)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three months ended March 31, 2025:

		Three Months Ended
		March 31, 2025		March 31, 2024
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$185,862	59.6%	$179,721	59.6%
U.K.	GBP	44,342	14.2%	40,255	13.4%
Canada	CAD	21,776	7.0%	23,841	7.9%
Australia	AUD	19,048	6.1%	19,661	6.5%
Europe	EUR	15,924	5.1%	14,885	4.9%
Rest of World		25,080	8.0%	23,291	7.7%
Total Revenues, before reimbursements		$312,032		$301,654

Costs of services provided, before reimbursements, increased $7.5 million, or 3.5%, for the three months ended March 31, 2025, as compared to the 2024 period. As a percentage of revenues before reimbursements, costs of services increased consistent with the increase in revenues. The increase was primarily due to an increase in compensation expense in all segments other than Platform Solutions, which had a reduction of employees performing low value inspection services.

Selling, general, and administrative ("SG&A") expenses decreased $(2.7) million, or (3.5)%, in the three months ended March 31, 2025 as compared with the 2024 period. The decrease was primarily due to a reduction in professional fees and self-insurance reserves, partially offset by an increase in administrative compensation expenses.

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

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represents segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, non-service pension costs, income taxes, and net (income) loss attributable to noncontrolling interests.

Administrative functions such as finance, human resources, information technology, quality and compliance, exist both in a centralized shared-service arrangement and within certain operations. Each of these functions is managed by centralized management and the costs of those services are allocated to the segments as indirect costs based on usage.

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

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2025	March 31, 2024
Revenues:
North America Loss Adjusting	$79,740	$77,365
International Operations	104,394	98,092
Broadspire	96,384	94,298
Platform Solutions	31,514	31,899
Total Revenues before reimbursements	312,032	301,654
Reimbursements	11,307	11,419
Total Revenues	$323,339	$313,073
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$56,018	$55,467
% of related revenues before reimbursements	70.3%	71.7%
International Operations	70,577	64,979
% of related revenues before reimbursements	67.6%	66.2%
Broadspire	58,351	57,257
% of related revenues before reimbursements	60.5%	60.7%
Platform Solutions	18,045	18,930
% of related revenues before reimbursements	57.3%	59.3%
Total	$202,991	$196,633
% of Revenues before reimbursements	65.1%	65.2%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$18,246	$17,419
% of related revenues before reimbursements	22.9%	22.5%
International Operations	30,361	31,423
% of related revenues before reimbursements	29.1%	32.0%
Broadspire	25,830	24,237
% of related revenues before reimbursements	26.8%	25.7%
Platform Solutions	10,542	11,854
% of related revenues before reimbursements	33.5%	37.2%
Total before reimbursements	84,979	84,933
% of Revenues before reimbursements	27.2%	28.2%
Reimbursements	11,307	11,419
Total	$96,286	$96,352
% of Revenues	29.8%	30.8%
Segment Operating Earnings:
North America Loss Adjusting	$5,476	$4,479
% of related revenues before reimbursements	6.9%	5.8%
International Operations	3,456	1,690
% of related revenues before reimbursements	3.3%	1.7%
Broadspire	12,203	12,804
% of related revenues before reimbursements	12.7%	13.6%
Platform Solutions	2,927	1,115
% of related revenues before reimbursements	9.3%	3.5%
(Deduct) Add:
Unallocated corporate and shared costs, net	(6,218)	(8,007)
Net corporate interest expense	(3,944)	(3,596)
Stock option expense	(184)	(167)
Amortization of acquisition-related intangible assets	(1,800)	(1,868)
Contingent earnout adjustments	(363)	(151)
Non-service pension costs	(2,333)	(2,473)
Income before income taxes	9,220	3,826
Provision for income taxes	(2,480)	(1,047)
Net income	6,740	2,779
Net (income) loss attributable to noncontrolling interests	(56)	58
Net income attributable to shareholders of Crawford & Company	$6,684	$2,837

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $5.5 million, or 6.9% of revenues before reimbursements, for the three months ended March 31, 2025, compared with 2024 operating earnings of $4.5 million, or 5.8% of revenues before reimbursements. The increase in operating earnings in the 2025 first quarter was driven by revenue growth in U.S. Global Technical Services, attributable to new client additions and expansion with existing accounts. We also saw benefits from improved U.S. Field Operations operating efficiency.

Excluding centralized indirect support costs, gross profit increased from $14.5 million, or 18.8% of revenues before reimbursements in 2024, to $15.8 million, or 19.8% of revenues before reimbursements, in the three months ended March 31, 2025, primarily due to profitability improvements in U.S. Field Operations and revenue growth in U.S. Global Technical Services, partially offset by a decline in revenues in Canada.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three months ended March 31, 2025 and 2024 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2024
Three Months Ended March 31,	2025	2024	Variance	2025	Variance
Revenues	$79,740	$77,365	3.1%	$81,154	4.9%
Direct expenses	63,913	62,853	1.7%	65,196	3.7%
Gross profit	15,827	14,512	9.1%	15,958	10.0%
Indirect expenses	10,351	10,033	3.2%	10,572	5.4%
Total North America Loss Adjusting Operating Earnings	$5,476	$4,479	22.3%	$5,386	20.3%

Gross profit margin	19.8%	18.8%	1.0%	19.7%	0.9%
Operating margin	6.9%	5.8%	1.1%	6.6%	0.8%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2024
(in thousands, except percentages)	March 31, 2025	March 31, 2024	Variance	March 31, 2025	Variance
U.S.	$57,964	$53,524	8.3%	$57,964	8.3%
Canada	21,776	23,841	(8.7)%	23,190	(2.7)%
Total North America Loss Adjusting Revenues before Reimbursements	$79,740	$77,365	3.1%	$81,154	4.9%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $79.7 million in the three months ended March 31, 2025, compared with $77.4 million in the 2024 period. Revenue growth was led by U.S. Global Technical Services revenues due to increased business from new and existing clients. The transfer of the inspection services business from Platform Solutions contributed $1.4 million to the increase in revenues. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately (1.8)%, or $(1.4) million, for the three months ended March 31, 2025 as compared with the 2024 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $81.2 million for the three months ended March 31, 2025. There was an increase in segment unit volume, measured principally by cases received, of 44.1% for the three months ended March 31, 2025, compared with the 2024 period. This includes an increase in low value inspection services cases, previously handled within Platform Solutions, of (31,700) or (51.2)%, an increase in higher value U.S. Global Technical Services cases which contributed to a 4.9% increase in revenues before reimbursements, and a decrease in low-severity cases received in Contractor Connection in Canada of 2,032 or 3.3%. Changes in product mix and in the rates charged for those services accounted for a 3.8% revenue increase for the three months ended March 31, 2025 compared with the same period in 2024, due to increases in pricing and average fee per case.

Revenue variance components for our North America Loss Adjusting segment, for the three months ended March 31, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended March 31,
Increase in cases received	44.1%
Decrease due to foreign currency exchange rates	(1.8)%
Transfer of low value inspection services cases from Platform Solutions	(51.2)%
Increase in revenues due to higher value U.S. Global Technical Services cases	4.9%
Contractor Connection Canada high-frequency, low-severity case reduction	3.3%
Change in product mix and rates	3.8%
Increase in Revenues before Reimbursements	3.1%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $2.3 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase was due to the increase in revenues in U.S. Global Technical Services.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2025	March 31, 2024	Variance
U.S.	65,606	36,350	80.5%
Canada	23,659	25,587	(7.5)%
Total North America Loss Adjusting Cases Received	89,265	61,937	44.1%

Overall, there was an increase in cases of 44.1% in the three months ended March 31, 2025, compared to the same period in 2024. The increase in U.S. case volumes in the 2025 first quarter was primarily due to the increase in low value inspection services of 31,700 cases, transferred from Platform Solutions. There was a decrease in cases in Canada in the 2025 first quarter primarily due to 2,032 less high-frequency, low-severity Contractor Connection cases related to the loss of a customer, as compared with the 2024 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 70.3% for the three months ended March 31, 2025 compared with 71.7% for the 2024 period. The total dollar amount of these expenses increased to $56.0 million for the three months ended March 31, 2025 from $55.5 million for the comparable 2024 period. The first quarter increase was due to increases in expert adjusting staff in U.S. Global Technical Services, partially offset by decreases in employees in U.S. Field Operations and Canada. The decrease in the percentage of revenues before reimbursements is due to improved staff utilization in U.S. Field Operations, compared to the 2024 period. There was an average of 2,078 full-time equivalent employees in this segment in the three months ended March 31, 2025 compared with an average of 2,046 in the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $18.2 million for the three months ended March 31, 2025 compared with $17.4 million for the 2024 period. As a percentage of revenues before reimbursements, these expenses were 22.9% for the three months ended March 31, 2025 compared with 22.5% for the 2024 period. The increase in the 2025 first quarter expenses and as a percentage of revenues before reimbursements was due to an increase in data processing costs and centralized indirect support costs as compared to the 2024 period.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $3.5 million, or 3.3% of revenues before reimbursements, for the three months ended March 31, 2025, compared with $1.7 million, or 1.7% of revenues before reimbursements, in the 2024 period. The increase in operating earnings in the 2025 period was primarily due to improved operating results in the U.K. and Asia, partially offset by an increase in centralized indirect support costs.

Excluding centralized indirect support costs, gross profit increased from $16.0 million, or 16.3% of revenues before reimbursements in 2024, to $18.9 million, or 18.1% of revenues before reimbursements, in the three months ended March 31, 2025. The increase in gross profit in the 2025 period was mainly driven by increased revenues and an insurance recovery.

Operating results for our International Operations segment, including gross profit, for the three months ended March 31, 2025 and 2024 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2024
Three Months Ended March 31,	2025	2024	Variance	2025	Variance
Revenues	$104,394	$98,092	6.4%	$107,399	9.5%
Direct expenses	85,473	82,111	4.1%	87,765	6.9%
Gross profit	18,921	15,981	18.4%	19,634	22.9%
Indirect expenses	15,465	14,291	8.2%	16,100	12.7%
Total International Operations Operating Earnings	$3,456	$1,690	104.5%	$3,534	109.1%

Gross profit margin	18.1%	16.3%	1.8%	18.3%	2.0%
Operating margin	3.3%	1.7%	1.6%	3.3%	1.6%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended March 31, 2024
(in thousands, except percentages)	March 31, 2025	March 31, 2024	Variance	March 31, 2025	Variance
U.K.	$44,342	$40,255	10.2%	$44,419	10.3%
Europe	26,184	23,621	10.9%	27,092	14.7%
Australia	19,048	19,661	(3.1)%	19,798	0.7%
Asia	6,167	5,369	14.9%	6,184	15.2%
Latin America	8,653	9,186	(5.8)%	9,906	7.8%
Total International Operations Revenues before Reimbursements	$104,394	$98,092	6.4%	$107,399	9.5%

Revenues before reimbursements from our International Operations segment totaled $104.4 million in the three months ended March 31, 2025, compared with $98.1 million in the 2024 period. Absent foreign exchange fluctuations, each geographic region increased in revenues for the quarter. The change in exchange rates decreased our International Operations segment revenues by approximately (3.1)%, or $(3.0) million, for the three months ended March 31, 2025 as compared with the 2024 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $107.4 million for the three months ended March 31, 2025. There was a decrease in segment unit volume, measured principally by cases received, of (13.5)% for the three months ended March 31, 2025, compared with the 2024 period. There was a decrease in high-frequency, low-severity cases of 11,700, or 8.6%, primarily in Australia and in the U.K. In addition, the prior year had 9,000 more cases, or 6.6%, with minimal revenues recognized in the first quarter related to storms in Australia. There was also an increase in higher-value third-party administration claims in the U.K, which led to a 5.5% increase in revenue for the three months ended March 31, 2025, compared with the 2024 period. Changes in product mix and in the rates charged for those services accounted for a 2.3% revenue increase for the three months ended March 31, 2025 compared with the same period in 2024.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the 2025 first quarter was due to an increase in higher-value third-party administration revenues. There was an increase in revenues in Europe in the 2025 period, compared with 2024, due to increases in flood related claims in the Middle East and Spain. There was a slight increase in Australia in the 2025 first quarter, compared with 2024. There was an increase in revenues in Asia in the 2025 first quarter, compared with 2024, due to increases in Taiwan for claims related to the earthquake that occurred in 2024. The increase in revenues in Latin America in the 2025 period was primarily driven by increased revenues in Brazil and Chile.

Revenue variance components for our International Operations segment, for the three months ended March 31, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended March 31,
Decrease in cases received	(13.5)%
Decrease due to foreign currency exchange rates	(3.1)%
Increase in U.K. revenues related to higher-value third-party administration claims	5.5%
Change in high-frequency, low-severity cases received, primarily within the U.K. and Australia	8.6%
Storm related cases received in Australia in 2024 with minimal first quarter revenues	6.6%
Change in product mix and rates	2.3%
Increase in Revenues before Reimbursements	6.4%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $7.9 million and $8.5 million for the three months ended March 31, 2025 and 2024, respectively.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2025	March 31, 2024	Variance
U.K.	31,081	39,988	(22.3)%
Europe	47,163	42,689	10.5%
Australia	8,496	20,321	(58.2)%
Asia	7,097	6,304	12.6%
Latin America	23,468	26,350	(10.9)%
Total International Operations Cases Received	117,305	135,652	(13.5)%

Overall, there was a decrease in cases received of (13.5)% for the three months ended March 31, 2025, compared with the 2024 period. There was a decrease in the U.K. in the first quarter due to decreases in high-frequency, low-severity cases. The increase in Europe was primarily due to increases in high-frequency, low-severity cases in third party administration within the Netherlands, as well as expansion in Spain. Cases decreased in Australia due to higher weather-related activity in the prior year. The increase in cases received in Asia was due to an increase in cases in Taiwan. Latin America experienced a decrease in high-frequency, low-value cases received in Brazil.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 67.6% for the three months ended March 31, 2025 compared with 66.2% for the 2024 period. The total dollar amount of these expenses was $70.6 million for the three months ended March 31, 2025, compared to $65.0 million for the 2024 period. The increase in cost and as a percentage of revenues before reimbursements was due to an increase in compensation expense, related to the increase in revenues, including incentive compensation, and an increase in non-employee labor. There was an average of 3,539 full-time equivalent employees in this segment in the three months ended March 31, 2025, compared with an average of 3,611 in the comparable 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $30.4 million for the three months ended March 31, 2025 compared with $31.4 million for the 2024 period. As a percentage of revenues before reimbursements, these expenses were 29.1% for the three months ended March 31, 2025 compared with 32.0% for the 2024 period. The decrease in the expense and as a percentage of revenues before reimbursements for the 2025 first quarter was due to an insurance recovery, partially offset by an increase in centralized indirect support costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $12.2 million, or 12.7% of revenues before reimbursements, for the three months ended March 31, 2025 as compared with $12.8 million, or 13.6% of revenues before reimbursements, for the first quarter of 2024. The decrease in the 2025 first quarter was due to an increase in centralized indirect support costs.

Excluding centralized indirect support costs, first quarter gross profit increased slightly from $24.3 million, or 25.8% of revenues before reimbursements, in 2024 to $24.5 million, or 25.4% of revenues before reimbursements in 2025. This increase was due to the increased revenues for all service lines from new clients and pricing that were partially offset by increased direct expenses.

Operating results for our Broadspire segment, including gross profit, for the three months ended March 31, 2025 and 2024 were as follows:

	In thousands (except percentages)
Three Months Ended March 31,	2025	2024	Variance
Revenues	$96,384	$94,298	2.2%
Direct expenses	71,885	69,993	2.7%
Gross profit	24,499	24,305	0.8%
Indirect expenses	12,296	11,501	6.9%
Total Broadspire Operating Earnings	$12,203	$12,804	(4.7)%

Gross profit margin	25.4%	25.8%	(0.4)%
Operating margin	12.7%	13.6%	(0.9)%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2025	March 31, 2024	Variance
Claims Management	$49,654	$48,398	2.6%
Medical Management	46,730	45,900	1.8%
Total Broadspire Revenues before Reimbursements	$96,384	$94,298	2.2%

Revenues before reimbursements from our Broadspire segment totaled $96.4 million in the three months ended March 31, 2025 compared with $94.3 million in the 2024 period. This increase was primarily due to an increase in pricing in both lines and a rise in cases in Claims Management. There was an increase in segment unit volume, measured principally by cases received, of 1.3% for the three months ended March 31, 2025 compared with the same period of 2024. This was primarily due to an increase in new disability clients within our Claims Management service line. Revenues were negatively impacted by a $(0.7 million) decrease in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (0.7)% decrease in revenues. There was also a $1.1 million increase in revenues within our Medical Management service line for which no cases are received, or a 1.2% increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 0.4% revenue increase for the 2025 first quarter compared with the 2024 period.

Revenue variance components for our Broadspire segment, for the three months ended March 31, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended March 31,
Increase in cases received	1.3%
Decrease in claims management revenues with no cases received	(0.7)%
Increase in medical management revenues with no cases received	1.2%
Change in product mix and rates	0.4%
Increase in Revenues before Reimbursements	2.2%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.8 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2025	March 31, 2024	Variance
Claims Management	99,251	94,265	5.3%
Medical Management	38,212	41,433	(7.8)%
Total Broadspire Cases Received	137,463	135,698	1.3%

Overall case volumes increased 1.3% for the three months ended March 31, 2025 due primarily to an increase in new disability clients within our Claims Management service line.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. These expenses totaled $58.4 million for the three months ended March 31, 2025, compared to $57.3 million for the 2024 period. As a percent of the related revenues before reimbursements, these expenses decreased slightly from 60.7% in the 2024 first quarter to 60.5% in 2025 first quarter. The increase in cost in the first quarter was primarily due to increased employees, average wages, and incentive compensation, related to the increase in revenues. The three months ended March 31, 2025 had a slightly lower percentage of revenues before reimbursements due to improved operating leverage. Average full-time equivalent employees in this segment totaled 2,764 in the three months ended March 31, 2025, compared with 2,601 in the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 26.8% for the three months ended March 31, 2025, compared with 25.7% in the 2024 period. The amount of these expenses increased from $24.2 million for the three months ended March 31, 2024 to $25.8 million in 2025. The increase in the 2025 first quarter expenses and as a percentage of revenues before reimbursements was due to higher cost of risk expenses and indirect support costs.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $2.9 million for the three months ended March 31, 2025, compared with operating earnings of $1.1 million in the 2024 period. The segment operating margin increased from 3.5% for the three months ended March 31, 2024, to 9.3% in the comparable 2025 period. The increase was due to an increase in staff augmentation revenues within our Networks service line, an increase in average rates within our Contractor Connection service line, a reduction in costs related to low value self inspection services previously handled within our Networks service line, as well as a decrease in centralized indirect support costs.

Excluding indirect support costs, gross profit in the first quarter increased from $7.2 million, or 22.7% of revenues before reimbursements in 2024, to $7.8 million, or 24.8% of revenues before reimbursements, in 2025. The increase was due to an increase in staff augmentation revenues within our Networks service line, an increase in average rates within our Contractor Connection service line, and a reduction in costs related to low value self inspection services previously handled within our Networks service line.

Operating results for our Platform Solutions segment, including gross profit, for the three months ended March 31, 2025 and 2024 were as follows:

	In thousands (except percentages)
Three Months Ended March 31,	2025	2024	Variance
Revenues	$31,514	$31,899	(1.2)%
Direct expenses	23,696	24,668	(3.9)%
Gross profit	7,818	7,231	8.1%
Indirect expenses	4,891	6,116	(20.0)%
Total Platform Solutions Operating Earnings	$2,927	$1,115	162.5%

Gross profit margin	24.8%	22.7%	2.1%
Operating margin	9.3%	3.5%	5.8%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2025	March 31, 2024	Variance
Contractor Connection	$16,901	$16,945	(0.3)%
Networks	7,325	7,743	(5.4)%
Subrogation	7,288	7,211	1.1%
Total Platform Solutions Revenues before Reimbursements	$31,514	$31,899	(1.2)%

Revenues before reimbursements from our Platform Solutions segment totaled $31.5 million in the three months ended March 31, 2025, compared with $31.9 million in the 2024 period. This slight decrease was primarily due to a reduction in low value inspection service cases, partially offset by an increased in revenues from weather-related activity resulting from an increase in staff augmentation services. There was a decrease in segment unit volume, measured principally by cases received, of (44.6)%, for the three months ended March 31, 2025, compared with the 2024 period. This was primarily related to the transfer of low value inspection services cases from our Networks service line, which resulted in 29,700, or 39.7%, fewer cases in the three months ended March 31, 2025, compared to 2024. There was a change in revenues from staff argumentation in our Networks service line which increased revenues 2.1% in the 2025 first quarter. Changes in product mix and in the rates charged for those services accounted for a 1.6% revenue increase for the 2025 three-month period compared with 2024.

Revenue variance components for our Platform Solutions segment, for the three months ended March 31, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended March 31,
Decrease in cases received	(44.6)%
Transfer of low value inspection services cases to North America Loss Adjusting	39.7%
Increase in revenues from staff augmentation	2.1%
Change in product mix and rates	1.6%
Decrease in Revenues before Reimbursements	(1.2)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $0.2 million for the three months ended March 31, 2025 compared with $0.1 million in the 2024 period.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2025	March 31, 2024	Variance
Contractor Connection	27,465	33,069	(16.9)%
Networks	4,553	31,944	(85.7)%
Subrogation	9,468	9,889	(4.3)%
Total Platform Solutions Cases Received	41,486	74,902	(44.6)%

Overall case volumes were (44.6)% lower in the three months ended March 31, 2025, compared with the 2024 period, primarily due to the transfer to North America Loss Adjusting of low value inspection services cases from our Networks service line resulting in 29,700 fewer cases in the three months ended March 31, 2025, as compared to the 2024 period. The decrease in cases in our Contractor Connection service line in the 2025 period is due to reduced claims activity in the marketplace.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 57.3% in the 2025 first quarter compared with 59.3% in the 2024 quarter. The dollar amount of these expenses was $18.0 million for the 2025 first quarter and $18.9 million in the 2024 quarter. The decrease in costs in the first quarter was due to the reduction of employees performing low value inspection services. There was an average of 753 full-time equivalent employees in the Platform Solutions segment in the 2025 year-to-date period, compared with an average of 842 for the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 33.5% of Platform Solutions revenues before reimbursements for the three months ended March 31, 2025 compared with 37.2% for the period in 2024. The dollar amount of these expenses was $10.5 million for the 2025 first quarter and $11.9 million in the 2024 quarter. The decrease in cost and as a percent of revenues before reimbursements for the first quarter is due to the reduction of costs related to low value inspection services, a reduction in centralized indirect support costs, as well as a reduction of banking fees related to our Contractor Connection service line.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits. We estimate that our effective income tax rate for 2025 will be approximately 30% to 32% after considering known discrete items as of March 31, 2025.

The provision for income taxes on consolidated income before income tax totaled $2.5 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. The overall effective tax rate decreased to 26.9% for the three months ended March 31, 2025 compared with 27.4% for the 2024 period primarily due to higher earnings as compared to 2024.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $4.8 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively. Interest income was $0.8 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.2 million for each of the three months ended March 31, 2025 and 2024.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.8 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2025 and 2024, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $6.2 million and $8.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in the 2025 first quarter was primarily due to a decrease in professional fees, self-insured reserves, and bad debt expense, partially offset by an increase in administrative compensation expenses.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This resulted in expense of $0.4 million for the three months ended March 31, 2025, compared to expenses of $0.2 million for the three months ended March 31, 2024. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Costs

Non-service pension costs totaled $2.3 million for the three months ended March 31, 2025, compared to $2.5 million for the three months ended March 31, 2024. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At March 31, 2025, our working capital balance (current assets less current liabilities) was approximately $86.6 million, an increase of $12.1 million from the working capital balance at December 31, 2024. Our cash and cash equivalents were $57.4 million at March 31, 2025, compared with $55.4 million at December 31, 2024.

Cash and cash equivalents as of March 31, 2025 consisted of $28.2 million held in the U.S. and $29.2 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Used in Operating Activities

Cash used in operating activities was $13.9 million for the three months ended March 31, 2025, compared with $19.8 million used in operating activities in the 2024 period. The decrease in cash used was primarily driven by higher earnings, net change in incentive compensation, net change in unbilled receivables, and other working capital items as compared to prior year.

Cash Used in Investing Activities

Cash used in investing activities was $9.1 million for the three months ended March 31, 2025, compared with $9.6 million used in the first three months of 2024. The decrease in cash used in 2025 was due to decreases in capital expenditures in 2025 compared to 2024.

Cash Provided by Financing Activities

Cash provided by financing activities was $25.0 million for the three months ended March 31, 2025, compared with $16.1 million in the 2024 period. During the first three months of 2025, there was an increase of $28.5 million in net borrowing from our revolving credit facility, compared with a net increase during the 2024 period of $21.0 million. The increase in borrowing in the 2025 period was primarily related to the need to fund employee incentive payments, employee matching 401(k) contributions, dividend payments, and other needs arising from operations. There were no share repurchases in the 2025 period, compared with $0.7 million in the 2024 period. We paid $3.5 million in dividends in the three months ended March 31, 2025 compared with $3.4 million in the 2024 period.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Facility with Bank of America (the "Credit Facility"), we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.9 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $186.7 million at March 31, 2025. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $246.6 million as of March 31, 2025 compared with $218.1 million at December 31, 2024.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve month EBITDA, as defined in our Credit Facility. At March 31, 2025, this resulted in total liquidity of $255.9 million.

Additionally, the Company expects to make payments totaling $1.5 million in the next twelve months for contingent earnouts related to previous business acquisitions.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit pension plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $19.0 million and overfunded by $9.2 million, respectively, at December 31, 2024, based on accumulated benefit obligations of $248.5 million and $160.6 million for the U.S. Qualified Plan and the U.K. plans, respectively.

For the three months ended March 31, 2025 we made no contributions to our U.S. defined benefit pension plan and $0.8 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $0.6 million to the U.K. plans for the three months ended March 31, 2024. We do not expect to make any additional discretionary contributions to our U.S. defined benefit pension plan during the remainder of 2025. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the three months ended March 31, 2025, we paid $3.5 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheets as of March 31, 2025, compared with our unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 were as follows:

•
Accounts receivable decreased by $6.0 million excluding foreign currency exchange impacts. The decrease was primarily within Platforms Solutions related to weather related claims that were settled in the first quarter of 2025.
•
Unbilled revenues increased $8.0 million excluding foreign exchange impacts. The increase is primarily attributable to Global Technical Services in the North America Loss Adjusting segment and Europe in the International Operations segment.
•
Accounts payable and accrued liabilities decreased $25.2 million excluding foreign currency exchange impacts. The decrease is primarily due to payments for employee incentive compensation earned in 2024 and timing of accrued payroll.

At March 31, 2025, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we have certain material obligations under operating lease agreements to which we are a party. The Company records operating lease-related assets and liabilities on our unaudited Condensed Consolidated Balance Sheets.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Standards Adopted

No new accounting standard were adopted during the three months ended March 31, 2025.

Pending Adoption of New Accounting Standards

Additional information related to the pending adoption of new accounting standards is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements in the Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposures to market risk have not changed materially since December 31, 2024.

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 11 — Commitments and Contingencies — Legal Proceedings.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2025. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. As of March 31, 2025 the Company was authorized to repurchase 1,089,809 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as December 31, 2024				1,089,809
January 1, 2025 - January 31, 2025
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of January 31, 2025				1,089,809
February 1, 2025 - February 28, 2025
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of February 29, 2025				1,089,809
March 1, 2025 - March 31, 2025
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of March 31, 2025	—		—	1,089,809

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Crawford & Company
(Registrant)

Date:	May 5, 2025	/s/ Rohit Verma
Rohit Verma
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2025	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)