Form 10-Q
period 2025-06-30
CRAWFORD & CO
filed 2025-08-04
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2025

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of July 28, 2025, was as follows:

Class A Common Stock, $1.00 par value: 30,495,206

Class B Common Stock, $1.00 par value: 19,144,928

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2025

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2025	2024
Revenues:

Revenues before reimbursements	$322,997	$314,227
Reimbursements	11,598	12,626
Total Revenues	334,595	326,853

Costs and Expenses:

Costs of services provided, before reimbursements	224,724	222,265
Reimbursements	11,598	12,626
Total costs of services	236,322	234,891

Selling, general, and administrative expenses	78,337	72,270

Corporate interest expense, net of interest income of $796 and $817, respectively	3,858	4,256

Total Costs and Expenses	318,517	311,417

Other Loss, net	(2,413)	(2,448)

Income Before Income Taxes	13,665	12,988

Provision for Income Taxes	5,845	4,486

Net Income	7,820	8,502

Net (Income) Loss Attributable to Noncontrolling Interests	(38)	82

Net Income Attributable to Shareholders of Crawford & Company	$7,782	$8,584

Earnings Per Share - Basic:
Class A Common Stock	$0.16	$0.17
Class B Common Stock	$0.16	$0.17

Earnings Per Share - Diluted:
Class A Common Stock	$0.16	$0.17
Class B Common Stock	$0.16	$0.17

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,304	29,728
Class B Common Stock	19,145	19,374

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,782	30,171
Class B Common Stock	19,145	19,374

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024
Revenues:

Revenues before reimbursements	$635,029	$615,881
Reimbursements	22,905	24,045
Total Revenues	657,934	639,926

Costs and Expenses:

Costs of services provided, before reimbursements	446,617	436,654
Reimbursements	22,905	24,045
Total costs of services	469,522	460,699

Selling, general, and administrative expenses	152,924	149,590

Corporate interest expense, net of interest income of $1,623 and $1,718, respectively	7,802	7,852

Total Costs and Expenses	630,248	618,141

Other Loss, net	(4,801)	(4,971)

Income Before Income Taxes	22,885	16,814

Provision for Income Taxes	8,325	5,533

Net Income	14,560	11,281

Net (Income) Loss Attributable to Noncontrolling Interests	(94)	140

Net Income Attributable to Shareholders of Crawford & Company	$14,466	$11,421

Earnings Per Share - Basic:
Class A Common Stock	$0.29	$0.23
Class B Common Stock	$0.29	$0.23

Earnings Per Share - Diluted:
Class A Common Stock	$0.29	$0.23
Class B Common Stock	$0.29	$0.23

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,240	29,657
Class B Common Stock	19,145	19,458

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,744	30,225
Class B Common Stock	19,145	19,458

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,
(In thousands)	2025	2024
Net Income	$7,820	$8,502

Other Comprehensive Income:
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	7,122	(2,115)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $622 and $628, respectively	2,534	2,506

Other Comprehensive Income	9,656	391

Comprehensive Income	17,476	8,893

Comprehensive (income) loss attributable to noncontrolling interests	(78)	81

Comprehensive Income Attributable to Shareholders of Crawford & Company	$17,398	$8,974

	Six Months Ended June 30,
(In thousands)	2025	2024
Net Income	$14,560	$11,281

Other Comprehensive Income:
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	3,410	(916)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,247 and $1,271, respectively	5,021	5,065

Other Comprehensive Income	8,431	4,149

Comprehensive Income	22,991	15,430

Comprehensive (income) loss attributable to noncontrolling interests	(172)	204

Comprehensive Income Attributable to Shareholders of Crawford & Company	$22,819	$15,634

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(In thousands)	(Unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$58,529	$55,412
Accounts receivable, less allowance for expected credit losses of $8,299 and $8,145, respectively	136,063	142,064
Unbilled revenues, at estimated billable amounts	145,345	131,080
Income taxes receivable	4,803	5,337
Prepaid expenses and other current assets	31,433	40,334
Total Current Assets	376,173	374,227
Net Property and Equipment	17,999	20,554
Other Assets:
Operating lease right-of-use assets, net	71,706	78,808
Goodwill	76,587	76,368
Intangible assets arising from business acquisitions, net	71,630	74,545
Capitalized software costs, net	116,478	111,854
Deferred income tax assets	24,239	25,305
Other noncurrent assets	44,553	42,094
Total Other Assets	405,193	408,974
TOTAL ASSETS	$799,365	$803,755

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

	June 30, 2025	December 31, 2024
(In thousands, except par value amounts)	(Unaudited)	*
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$22,791	$17,822
Accounts payable	45,968	50,605
Accrued compensation and related costs	86,180	101,371
Self-insured risks	20,239	27,813
Income taxes payable	853	3,343
Operating lease liability	23,660	24,541
Other accrued liabilities	44,120	38,103
Deferred revenues	37,299	36,129
Total Current Liabilities	281,110	299,727
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	202,658	200,315
Operating lease liability	60,382	66,811
Deferred revenues	24,024	23,556
Accrued pension liabilities	20,506	21,084
Other noncurrent liabilities	35,344	36,711
Total Noncurrent Liabilities	342,914	348,477
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,315 and 30,124 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	30,315	30,124
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,145 and 19,145 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	19,145	19,145
Additional paid-in capital	90,704	87,118
Retained earnings	245,497	237,948
Accumulated other comprehensive loss	(208,772)	(217,125)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	176,889	157,210
Noncontrolling interests	(1,548)	(1,659)
Total Shareholders' Investment	175,341	155,551
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$799,365	$803,755

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$14,560	$11,281
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,461	18,145
Stock-based compensation	3,085	2,831
Loss (gain) on disposal of property and equipment	1,030	(80)
Contingent earnout adjustments	443	581
Changes in operating assets and liabilities:
Accounts receivable, net	8,111	(2,537)
Unbilled revenues, net	(12,127)	(14,234)
Accrued or prepaid income taxes	(2,922)	(6,652)
Accounts payable and accrued liabilities	(16,136)	(22,336)
Deferred revenues	1,295	(798)
Accrued retirement costs	25	1,581
Prepaid expenses and other operating activities	4,258	3,965
Net cash provided by (used in) operating activities	21,083	(8,253)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(2,401)	(1,418)
Capitalization of computer software costs	(16,087)	(17,031)
Proceeds from settlement of life insurance policies	210	—
Net cash used in investing activities	(18,278)	(18,449)

Cash Flows from Financing Activities:
Cash dividends paid	(6,917)	(6,880)
Repurchases of common stock	—	(2,073)
Increases in revolving credit facility borrowings	49,193	48,592
Payments on revolving credit facility borrowings	(42,582)	(23,769)
Payments of contingent consideration on acquisitions	(1,326)	(579)
Other financing activities	554	364
Net cash (used in) provided by financing activities	(1,078)	15,655
Effects of exchange rate changes on cash and cash equivalents	863	(155)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	2,590	(11,202)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	56,329	59,545
Cash, Cash Equivalents, and Restricted Cash at End of Period	$58,919	$48,343

Supplemental cash flow information:
Income taxes paid	$11,340	$11,944
Interest paid	9,089	8,890

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2025	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2025	$30,124	$19,145	$87,118	$237,948	$(217,125)	$157,210	$(1,659)	$155,551
Net income	—	—	—	6,684	—	6,684	56	6,740
Other comprehensive (loss) income	—	—	—	—	(1,263)	(1,263)	38	(1,225)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,455)	—	(3,455)	—	(3,455)
Stock-based compensation	—	—	1,390	—	—	1,390	—	1,390
Shares issued in connection with stock-based compensation plans, net	93	—	(71)	—	—	22	—	22
Balance at March 31, 2025	$30,217	$19,145	$88,437	$241,177	$(218,388)	$160,588	$(1,565)	$159,023
Net income	—	—	—	7,782	—	7,782	38	7,820
Other comprehensive income	—	—	—	—	9,616	9,616	40	9,656
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,462)	—	(3,462)	(61)	(3,523)
Stock-based compensation	—	—	1,695	—	—	1,695	—	1,695
Shares issued in connection with stock-based compensation plans, net	98	—	572	—	—	670	—	670
Balance at June 30, 2025	$30,315	$19,145	$90,704	$245,497	$(208,772)	$176,889	$(1,548)	$175,341

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT - CONTINUED

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2024	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2024	$29,525	$19,555	$82,589	$228,564	$(218,615)	$141,618	$(1,787)	$139,831
Net income	—	—	—	2,837	—	2,837	(58)	2,779
Other comprehensive income (loss)	—	—	—	—	3,823	3,823	(65)	3,758
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,443)	—	(3,443)	—	(3,443)
Stock-based compensation	—	—	1,218	—	—	1,218	—	1,218
Repurchases of common stock	—	(86)	—	(647)	—	(733)	—	(733)
Decrease in value of noncontrolling interest due to acquisition	—	—	(550)	—	—	(550)	550	—
Shares issued in connection with stock-based compensation plans, net	103	—	(153)	—	—	(50)	—	(50)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(122)	(122)
Balance at March 31, 2024	$29,628	$19,469	$83,104	$227,311	$(214,792)	$144,720	$(1,482)	$143,238
Net income	—	—	—	8,584	—	8,584	(82)	8,502
Other comprehensive income	—	—	—	—	390	390	1	391
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,437)	—	(3,437)	—	(3,437)
Stock-based compensation	—	—	1,613	—	—	1,613	—	1,613
Repurchases of common stock	—	(145)	—	(1,195)	—	(1,340)	—	(1,340)
Decrease in value of noncontrolling interest due to acquisitions		—	40	—	—	40	(119)	(79)
Shares issued in connection with stock-based compensation plans, net	115	—	704	—	—	819	—	819
Balance at June 30, 2024	$29,743	$19,324	$85,461	$231,263	$(214,402)	$151,389	$(1,682)	$149,707

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

Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three and six months ended June 30, 2025 and financial position as of June 30, 2025 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2025 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2025 and December 31, 2024, the liabilities of the deferred compensation plan were $6,523,000 and $6,248,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,453,000 and $10,389,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

Disaggregation of Income Statement Expenses (ASU 2024-03)

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosures of disaggregated information about certain income statement expense line items, such as inventory purchases, employee compensation, and depreciation. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
U.S.	$54,805	$53,829	$112,769	$107,353
Canada	23,269	22,201	45,045	46,042
Total North America Loss Adjusting Revenues before Reimbursements	$78,074	$76,030	$157,814	$153,395

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
U.K.	$41,955	$38,490	$83,764	$76,389
Europe	27,369	24,453	53,553	48,074
Australia	19,792	19,303	36,370	36,583
Asia	7,236	5,604	13,403	10,973
Latin America	7,694	7,591	15,706	15,787
International Loss Adjusting	$104,046	$95,441	$202,796	$187,806

U.K.	$2,367	$2,930	$4,900	$5,286
Australia	1,815	3,013	4,285	5,394
Latin America	842	899	1,483	1,889
Crawford Legal Services	$5,024	$6,842	$10,668	$12,569
Total International Operations Revenues before Reimbursements	$109,070	$102,283	$213,464	$200,375

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Claims Management	$51,991	$49,858	$101,645	$98,256
Medical Management	48,626	47,229	95,356	93,129
Total Broadspire Revenues before Reimbursements	$100,617	$97,087	$197,001	$191,385

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Contractor Connection	$18,480	$18,118	$35,381	$35,063
Networks	9,215	13,373	16,540	21,116
Subrogation	7,541	7,336	14,829	14,547
Total Platform Solutions Revenues before Reimbursements	$35,236	$38,827	$66,750	$70,726

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. Deferred revenues related to lifetime claim handling arrangements approximated $40,799,000 and $39,600,000 as of June 30, 2025 and December 31, 2024, respectively. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2025 and the significant activity affecting deferred revenues during the three and six months ended June 30, 2025:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2025	$59,685
Quarterly additions	25,100
Revenue recognized from the prior periods	(15,874)
Revenue recognized from current quarter additions	(9,406)
Balance as of March 31, 2025	$59,505
Quarterly additions	26,523
Revenue recognized from the prior periods	(15,165)
Revenue recognized from current quarter additions	(9,540)
Balance as of June 30, 2025	$61,323

Remaining Performance Obligations

As of June 30, 2025, the Company had $113,400,000 of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain claims where the processing has not yet occurred. The Company expects to recognize approximately 73% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

The provision for income taxes on consolidated income before income taxes totaled $5,845,000 and $4,486,000 for the three months ended June 30, 2025 and 2024, respectively. The overall effective tax rate increased to 42.8% for the three months ended June 30, 2025 compared with 34.5% for the 2024 period primarily due to the one-time expense of $1,328,000 relating to administrative guidance issued by a foreign tax authority, net of changes in valuation allowances in certain jurisdictions.

The provision for income taxes on consolidated income before income taxes totaled $8,325,000 and $5,533,000 for the six months ended June 30, 2025 and 2024, respectively. The overall effective tax rate increased to 36.4% for the six months ended June 30, 2025 compared with 32.9% for the 2024 period primarily due to the one-time expense of $1,328,000 relating to administrative guidance issued by a foreign tax authority, net of changes in valuation allowances in certain jurisdictions.

The foreign tax administrative guidance issuance noted above also resulted in a one-time indirect tax expense of $3,122,000 for the three and six months ended June 30, 2025, which is included in “Selling, general, and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 included the following components:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service cost	$441	$378	$871	$762
Interest cost	5,424	5,734	10,784	11,480
Expected return on assets	(6,138)	(6,414)	(12,227)	(12,823)
Amortization of actuarial loss	3,127	3,128	6,244	6,314
Net periodic cost	$2,854	$2,826	$5,672	$5,733

For the three months ended June 30, 2025 and 2024, the non-service components of net periodic pension expense totaled $2,413,000 and $2,448,000, respectively. For the six months ended June 30, 2025 and 2024, the non-service components of net periodic pension expense totaled $4,801,000 and $4,971,000, respectively. These amounts are included in "Other Loss, net" on the unaudited Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2025, the Company made no contributions to the U.S. defined benefit pension plan and contributed $1,555,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and contributed $1,205,000 to the U.K. defined benefit pension plans during the six months ended June 30, 2024.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$2,647	$1,673	$3,116	$2,031	$4,623	$2,926	$2,742	$1,799
Dividends paid	2,122	1,340	2,081	1,356	4,237	2,680	4,155	2,725
Net income attributable to common shareholders, basic	$4,769	$3,013	$5,197	$3,387	$8,860	$5,606	$6,897	$4,524

Denominator:
Weighted-average common shares outstanding, basic	30,304	19,145	29,728	19,374	30,240	19,145	29,657	19,458
Earnings per share - basic	$0.16	$0.16	$0.17	$0.17	$0.29	$0.29	$0.23	$0.23

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$2,663	$1,657	$3,134	$2,013	$4,652	$2,897	$2,763	$1,778
Dividends paid	2,122	1,340	2,081	1,356	4,237	2,680	4,155	2,725
Net income attributable to common shareholders, diluted	$4,785	$2,997	$5,215	$3,369	$8,889	$5,577	$6,918	$4,503

Denominator:
Weighted-average common shares outstanding, basic	30,304	19,145	29,728	19,374	30,240	19,145	29,657	19,458
Weighted-average effect of dilutive securities	478	—	443	—	504	—	568	—
Weighted-average common shares outstanding, diluted	30,782	19,145	30,171	19,374	30,744	19,145	30,225	19,458
Earnings per share - diluted	$0.16	$0.16	$0.17	$0.17	$0.29	$0.29	$0.23	$0.23

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Shares underlying stock options excluded	—	255	—	128
Performance stock grants excluded because performance conditions have not been met (1)	799	1,180	803	1,140

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and six months ended June 30, 2025 and 2024, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
CRD-A issued under the Non-Employee Director Stock Plan	(4)	(9)	86	62
CRD-A issued under the U.K. ShareSave Scheme	102	124	106	124
CRD-A issued under the Employee Stock Purchase Plan	—	—	—	32

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2025. Repurchases may be made in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At June 30, 2025, the Company had remaining authorization to repurchase 1,089,809 shares under the 2021 Repurchase Authorization.

During the six months ended June 30, 2025, the Company did not repurchase any shares of CRD-A or CRD-B. During the six months ended June 30, 2024, the Company did not repurchase any shares of CRD-A and repurchased 230,861 shares of CRD-B at an average cost of $8.98.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $514,000 and $343,000 for the three and six months ended June 30, 2025, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(53,829)	$(164,559)	$(218,388)	$(50,079)	$(167,046)	$(217,125)
Other comprehensive income before reclassifications	7,082	—	7,082	3,332	—	3,332
Amounts reclassified from accumulated other comprehensive income to net income	—	2,534	2,534	—	5,021	5,021
Net current period other comprehensive income	7,082	2,534	9,616	3,332	5,021	8,353
Ending balance	$(46,747)	$(162,025)	$(208,772)	$(46,747)	$(162,025)	$(208,772)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(48,222)	$(166,570)	$(214,792)	$(49,486)	$(169,129)	$(218,615)
Other comprehensive income before reclassifications	(2,116)	—	(2,116)	(852)		(852)
Amounts reclassified from accumulated other comprehensive income to net income	—	2,506	2,506		5,065	5,065
Net current period other comprehensive income	(2,116)	2,506	390	(852)	5,065	4,213
Ending balance	$(50,338)	$(164,064)	$(214,402)	$(50,338)	$(164,064)	$(214,402)

(1) Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Other Loss, net" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 6, "Defined Benefit Pension Plans" for additional details.

The other comprehensive (loss) income amounts attributable to noncontrolling interests presented in the Company's unaudited Condensed Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at June 30, 2025
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$11,492	$11,492	$—	$—

Liabilities:
Contingent earnout liability (2)	$1,551	$—	$—	$1,551

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared EBITDA projections and discount rates determined using a combination of observable and unobservable market data updated quarterly based on changes to projections of acquired entities over the earnout periods, which spanned multiple years. The Company recognized a pretax contingent earnout expense totaling $80,000 and $443,000 in the three and six months ended June 30, 2025, respectively, related to the fair value adjustments of earnout liability. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreements.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and six months ended June 30, 2025. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

There were no goodwill impairments in 2024. The Company did not identify any impairment indicators during the three months ended March 31, 2025 or June 30, 2025.

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

The Company's four reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the chief operating decision maker ("CODM"). The Company’s President and CEO, Mr. Rohit Verma, is considered the CODM as he is responsible for strategic decisions including the allocation of resources to each reporting segment and the assessment of their performance. Specifically, he assesses the financial health of each segment, reviews budgeting and resource allocation, directs all strategic planning, reviews investments for new products and technology allocations, evaluates pricing strategies and cash flow management, and oversees risk management for each segment. Mr. Verma regularly meets with the segment managers to discuss financial performance, operational issues and revenue forecasts. Additionally, the segment managers create segment-level budgets and forecasts and receive incentive compensation derived from the operating results of the segments. These financial packages are discussed in the meetings with Mr. Verma.

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

Financial information as of and for the three and six months ended June 30, 2025 and 2024 related to the Company's reportable segments is presented below:

	Three Months Ended June 30, 2025
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$78,074	$109,070	$100,617	$35,236	$322,997
Less:
Segment Expenses:
Compensation	44,943	54,746	46,466	15,546	161,701
Benefits and payroll taxes	8,382	10,345	9,539	2,686	30,952
Non-employee labor	1,510	7,220	4,355	882	13,967
Total Compensation	54,835	72,311	60,360	19,114	206,620
Office rent and occupancy	1,169	3,353	2,133	878	7,533
Other office operating expense (1)	4,329	6,738	4,196	2,276	17,539
Depreciation	1,038	1,036	1,442	1,717	5,233
Professional fees	427	737	4,666	649	6,479
Cost of risk	499	400	1,030	627	2,556
Other, net (2)	1,530	1,332	566	1,903	5,331
Total Other Operating Expense	8,992	13,596	14,033	8,050	44,671
Allocated corporate, shared services, and administrative costs (3)	9,652	15,527	12,572	4,940	42,691
Total Segment Expenses	73,479	101,434	86,965	32,104	293,982
Segment Operating Earnings	$4,595	$7,636	$13,652	$3,132	$29,015
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(7,019)
Net corporate interest expense					(3,858)
Stock option expense					(214)
Amortization of acquisition-related intangible assets					(1,825)
Non-service pension costs					(2,354)
Contingent earnout adjustments					(80)
Income before income taxes					13,665
Income taxes					(5,845)
Net Income					7,820
Net Income Attributable to Noncontrolling Interests					(38)
Net Income Attributable to Shareholders of Crawford & Company					$7,782

	Six Months Ended June 30, 2025
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$157,814	$213,464	$197,001	$66,750	$635,029
Less:
Segment Expenses:
Compensation	90,205	107,162	91,449	30,320	319,136
Benefits and payroll taxes	17,692	20,064	18,640	5,264	61,660
Non-employee labor	2,956	15,662	8,622	1,575	28,815
Total Compensation	110,853	142,888	118,711	37,159	409,611
Office rent and occupancy	2,205	6,788	4,242	1,834	15,069
Other office operating expense (1)	8,872	13,677	8,612	4,090	35,251
Depreciation	2,053	2,001	2,886	3,391	10,331
Professional fees	837	3,082	8,649	1,275	13,843
Cost of risk	651	(30)	2,332	738	3,691
Other, net (2)	2,269	2,974	846	2,373	8,462
Total Other Operating Expense	16,887	28,492	27,567	13,701	86,647
Allocated corporate, shared services, and administrative costs (3)	20,003	30,992	24,868	9,831	85,694
Total Segment Expenses	147,743	202,372	171,146	60,691	581,952
Segment Operating Earnings	$10,071	$11,092	$25,855	$6,059	$53,077
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(13,237)
Net corporate interest expense					(7,802)
Stock option expense					(398)
Amortization of acquisition-related intangible assets					(3,625)
Non-service pension costs					(4,687)
Contingent earnout adjustments					(443)
Income before income taxes					22,885
Income taxes					(8,325)
Net Income					14,560
Net Income Attributable to Noncontrolling Interests					(94)
Net Income Attributable to Shareholders of Crawford & Company					$14,466

	Three Months Ended June 30, 2024
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$76,030	$102,283	$97,087	$38,827	$314,227
Less:
Segment Expenses:
Compensation	44,796	50,521	44,769	18,893	158,979
Benefits and payroll taxes	8,782	9,820	9,051	3,154	30,807
Non-employee labor	1,130	5,706	4,342	1,357	12,535
Total Compensation	54,708	66,047	58,162	23,404	202,321
Office rent and occupancy	1,066	3,267	2,307	864	7,504
Other office operating expense (1)	3,921	6,895	3,770	2,564	17,150
Depreciation	794	792	1,192	1,602	4,380
Professional fees	423	2,922	4,144	584	8,073
Cost of risk	183	1,177	606	162	2,128
Other, net (2)	378	1,996	563	2,331	5,268
Total Other Operating Expense	6,765	17,049	12,582	8,107	44,503
Allocated corporate, shared services, and administrative costs (3)	9,672	13,485	11,252	5,847	40,256
Total Segment Expenses	71,145	96,581	81,996	37,358	287,080
Segment Operating Earnings	$4,885	$5,702	$15,091	$1,469	$27,147
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(5,079)
Net corporate interest expense					(4,256)
Stock option expense					(139)
Amortization of acquisition-related intangible assets					(1,856)
Non-service pension costs					(2,399)
Contingent earnout adjustments					(430)
Income before income taxes					12,988
Income taxes					(4,486)
Net Income					8,502
Net Loss Attributable to Noncontrolling Interests					82
Net Income Attributable to Shareholders of Crawford & Company					$8,584

	Six Months Ended June 30, 2024
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$153,395	$200,375	$191,385	$70,726	$615,881
Less:
Segment Expenses:
Compensation	89,738	100,605	88,726	34,216	313,285
Benefits and payroll taxes	17,982	19,285	17,993	5,859	61,119
Non-employee labor	2,455	11,136	8,700	2,259	24,550
Total Compensation	110,175	131,026	115,419	42,334	398,954
Office rent and occupancy	2,312	7,002	4,596	1,840	15,750
Other office operating expense (1)	7,475	13,933	7,844	4,263	33,515
Depreciation	1,607	1,588	2,466	3,245	8,906
Professional fees	755	5,633	8,253	1,083	15,724
Cost of risk	669	1,987	1,315	388	4,359
Other, net (2)	1,333	4,038	844	3,026	9,241
Total Other Operating Expense	14,151	34,181	25,318	13,845	87,495
Allocated corporate, shared services, and administrative costs (3)	19,705	27,776	22,753	11,963	82,197
Total Segment Expenses	144,031	192,983	163,490	68,142	568,646
Segment Operating Earnings	$9,364	$7,392	$27,895	$2,584	$47,235
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(13,086)
Net corporate interest expense					(7,852)
Stock option expense					(306)
Amortization of acquisition-related intangible assets					(3,724)
Non-service pension costs					(4,872)
Contingent earnout adjustments					(581)
Income before income taxes					16,814
Income taxes					(5,533)
Net Income					11,281
Net Loss Attributable to Noncontrolling Interests					140
Net Income Attributable to Shareholders of Crawford & Company					$11,421

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

Segment assets consist of accounts receivable, less allowance for expected credit losses, unbilled revenues at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net. Assets at June 30, 2025 and December 31, 2024 were as follows:

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
June 30, 2025
Assets	$114,939	$163,208	$74,272	$77,206	$429,625
December 31, 2024
Assets	106,657	149,441	73,114	94,845	$424,057

Revenues by geographic region and major service line for the North America Loss Adjusting, International Operations, Broadspire and Platform Solutions segments are shown in Note 2, "Revenue Recognition."

Capital expenditures for the three and six months ended June 30, 2025 and 2024 are shown in the following table:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
North America Loss Adjusting	$1,075	$1,010	$3,217	$2,207
International Operations	71	112	227	168
Broadspire	3,893	2,424	7,345	5,917
Platform Solutions	1,036	1,296	1,962	2,416
Corporate	3,090	4,058	5,737	7,741
Total capital expenditures	$9,165	$8,900	$18,488	$18,449

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Segments' revenues before reimbursements	$322,997	$314,227	$635,029	$615,881
Reimbursements	11,598	12,626	22,905	24,045
Total consolidated revenues	$334,595	$326,853	$657,934	$639,926

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating earnings of all reportable segments	$29,015	$27,147	$53,077	$47,235
Unallocated corporate and shared costs and credits	(7,019)	(5,079)	(13,237)	(13,086)
Net corporate interest expense	(3,858)	(4,256)	(7,802)	(7,852)
Stock option expense	(214)	(139)	(398)	(306)
Amortization of acquisition-related intangible assets	(1,825)	(1,856)	(3,625)	(3,724)
Non-service pension costs	(2,354)	(2,399)	(4,687)	(4,872)
Contingent earnout adjustments	(80)	(430)	(443)	(581)
Income before income taxes	$13,665	$12,988	$22,885	$16,814

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at June 30, 2025 and December 31, 2024 are presented in the following table:

	June 30, 2025	December 31, 2024
	(In thousands)
Assets of reportable segments	$429,625	$424,057
Corporate assets:
Cash and cash equivalents	58,529	55,412
Income taxes receivable	4,803	5,337
Prepaid expenses and other current assets	31,433	40,334
Net property and equipment	17,999	20,554
Operating lease right-of-use asset, net	71,706	78,808
Capitalized software costs, net	116,478	111,854
Deferred income tax assets	24,239	25,305
Other noncurrent assets	44,553	42,094
Total corporate assets	369,740	379,698
Total assets	$799,365	$803,755

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On June 30, 2025, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,457,000.

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

(In thousands)	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$58,529	$55,412	$46,742	$58,363
Restricted cash within prepaid expenses and other current assets	390	917	1,601	1,182
Total cash, cash equivalents and restricted cash	$58,919	$56,329	$48,343	$59,545

13. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of these funds totaled $558,740,000 and $566,280,000 at June 30, 2025 and December 31, 2024, respectively.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended June 30, 2025 and 2024, and as of June 30, 2025, and December 31, 2024, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2024. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Results of Operations

Consolidated revenues before reimbursements increased $8.8 million, or 2.8%, for the three months ended June 30, 2025, compared with the same period of 2024. This increase was due to increases in our North America Loss Adjusting, International Operations and Broadspire operating segments. Changes in foreign exchange rates decreased our consolidated revenues before reimbursements by $0.5 million, or (0.2)%, for the three months ended June 30, 2025 and $5.0 million, or (0.8)%, for the six months ended June 30, 2025, as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and six months ended June 30, 2025.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended June 30, 2024
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	% Variance
Revenues:
North America Loss Adjusting	$78,074	$76,030	2.7%	$78,341	3.0%
International Operations	109,070	102,283	6.6%	109,349	6.9%
Broadspire	100,617	97,087	3.6%	100,617	3.6%
Platform Solutions	35,236	38,827	(9.2)%	35,236	(9.2)%
Total revenues before reimbursements	322,997	314,227	2.8%	323,543	3.0%
Reimbursements	11,598	12,626	(8.1)%	11,650	(7.7)%
Total Revenues	$334,595	$326,853	2.4%	$335,193	2.6%

	Six Months Ended			Six Months Ended
				Based on exchange rates for the six months ended June 30, 2024
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	% Variance
Revenues:
North America Loss Adjusting	$157,814	$153,395	2.9%	$159,495	4.0%
International Operations	213,464	200,375	6.5%	216,748	8.2%
Broadspire	197,001	191,385	2.9%	197,001	2.9%
Platform Solutions	66,750	70,726	(5.6)%	66,750	(5.6)%
Total revenues before reimbursements	635,029	615,881	3.1%	639,994	3.9%
Reimbursements	22,905	24,045	(4.7)%	23,257	(3.3)%
Total Revenues	$657,934	$639,926	2.8%	$663,251	3.6%

Excluding foreign currency impacts, consolidated revenues before reimbursements increased $9.3 million, or 3.0%, for the three months ended June 30, 2025, and increased $24.1 million, or 3.9%, for the six months ended June 30, 2025 compared with the same periods of 2024. Revenues from the North America Loss Adjusting segment increased in the 2025 second quarter and year-to-date periods primarily due to revenue growth in U.S. Global Technical Services and the addition of the inspection services business transferred from the Platforms Solutions segment, partially offset by a decline in U.S. Field Operations revenues. Excluding foreign currency impacts, revenues from the International Operations segment increased in the 2025 second quarter and year-to-date periods in all geographic regions. Revenues from the Broadspire segment increased for the quarter and year-to-date periods due to an increase in Claims and Medical Management revenues. Revenues from the Platform Solutions segment decreased in the second quarter and year-to-date periods due to decreases in revenues from weather-related activity and staff augmentation services and a reduction in inspection services cases due to the transfer of this business to the North America Loss Adjusting segment.

Overall, there was a decrease in cases received of (3.7)% for the three months ended June 30, 2025 and a decrease of (4.6)% for the six months ended June 30, 2025. Within our North America Loss Adjusting segment, cases increased for the 2025 second quarter and year-to-date periods as a result of an increase in low value inspection services cases transferred from our Platforms Solutions group with minimal revenues. Cases within our International Operations segment declined for the second quarter and year-to-date periods, primarily due to decreases in the U.K. and Latin America, due to decreases in high-frequency, low-severity cases. In addition, cases within our International Operations segment declined for the year-to date period due to decreases in Australia due to higher weather-related activity in the prior year period. There was an increase in cases within our Broadspire segment for the second quarter and year-to-date periods primarily due to an increase in new disability clients within Claims Management. Within our Platform Solutions segment, the decreases for the second quarter and year-to-date periods were primarily related to the transfer of low value inspection services to North America Loss Adjusting, as well as a decrease in Contractor Connection cases.

Cases received are presented below by segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	June 30, 2024	Variance
North America Loss Adjusting	84,647	59,544	42.2%	173,912	121,481	43.2%
International Operations	110,579	121,280	(8.8)%	227,884	256,932	(11.3)%
Broadspire	140,620	138,567	1.5%	278,083	274,265	1.4%
Platform Solutions	42,541	73,365	(42.0)%	84,027	148,267	(43.3)%
Total Crawford Cases Received	378,387	392,756	(3.7)%	763,906	800,945	(4.6)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and six months ended June 30, 2025:

		Three Months Ended
		June 30, 2025		June 30, 2024
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$190,658	59.0%	$189,743	60.4%
U.K.	GBP	44,322	13.7%	41,420	13.2%
Canada	CAD	23,269	7.2%	22,201	7.1%
Australia	AUD	21,607	6.7%	22,316	7.1%
Europe	EUR	16,750	5.2%	15,661	5.0%
Rest of World		26,391	8.2%	22,886	7.2%
Total Revenues, before reimbursements		$322,997		$314,227

		Six Months Ended
		June 30, 2025		June 30, 2024
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$376,520	59.3%	$369,464	60.0%
U.K.	GBP	88,664	14.0%	81,675	13.3%
Canada	CAD	45,045	7.1%	46,042	7.5%
Australia	AUD	40,655	6.4%	41,977	6.8%
Europe	EUR	32,674	5.1%	30,546	5.0%
Rest of World		51,471	8.1%	46,177	7.4%
Total Revenues, before reimbursements		$635,029		$615,881

Costs of services provided, before reimbursements, increased $2.5 million, or 1.1%, for the three months ended June 30, 2025, and increased $10.0 million, or 2.3%, for the six months ended June 30, 2025, as compared to the 2024 periods. As a percentage of revenues before reimbursements, costs of services increased consistent with the increase in revenues. The increase was primarily due to an increase in compensation expense in all segments other than Platform Solutions, which had a reduction of employees performing low value inspection services as well as a reduction in staff augmentation services.

Selling, general, and administrative ("SG&A") expenses increased $6.1 million, or 8.4%, in the three months ended June 30, 2025 as compared with the 2024 period. The increase was primarily due to a one-time indirect tax expense of $3.1 million, IT costs, and an increase in administrative compensation expenses. SG&A expenses increased $3.3 million, or 2.2%, in the six months ended June 30, 2025 as compared with the 2024 period, primarily due to the one-time indirect tax expense.

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

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:
North America Loss Adjusting	$78,074	$76,030	$157,814	$153,395
International Operations	109,070	102,283	213,464	200,375
Broadspire	100,617	97,087	197,001	191,385
Platform Solutions	35,236	38,827	66,750	70,726
Total Revenues before reimbursements	322,997	314,227	635,029	615,881
Reimbursements	11,598	12,626	22,905	24,045
Total Revenues	$334,595	$326,853	$657,934	$639,926
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$54,835	$54,708	$110,853	$110,175
% of related revenues before reimbursements	70.2%	72.0%	70.2%	71.8%
International Operations	72,311	66,047	142,888	131,026
% of related revenues before reimbursements	66.3%	64.6%	66.9%	65.4%
Broadspire	60,360	58,162	118,711	115,419
% of related revenues before reimbursements	60.0%	59.9%	60.3%	60.3%
Platform Solutions	19,114	23,404	37,159	42,334
% of related revenues before reimbursements	54.2%	60.3%	55.7%	59.9%
Total	$206,620	$202,321	$409,611	$398,954
% of Revenues before reimbursements	64.0%	64.4%	64.5%	64.8%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$18,644	$16,437	$36,890	$33,856
% of related revenues before reimbursements	23.9%	21.6%	23.4%	22.1%
International Operations	29,123	30,534	59,484	61,957
% of related revenues before reimbursements	26.7%	29.9%	27.9%	30.9%
Broadspire	26,605	23,834	52,435	48,071
% of related revenues before reimbursements	26.4%	24.5%	26.6%	25.1%
Platform Solutions	12,990	13,954	23,532	25,808
% of related revenues before reimbursements	36.9%	35.9%	35.3%	36.5%
Total before reimbursements	87,362	84,759	172,341	169,692
% of Revenues before reimbursements	27.0%	27.0%	27.1%	27.6%
Reimbursements	11,598	12,626	22,905	24,045
Total	$98,960	$97,385	$195,246	$193,737
% of Revenues	29.6%	29.8%	29.7%	30.3%
Segment Operating Earnings:
North America Loss Adjusting	$4,595	$4,885	$10,071	$9,364
% of related revenues before reimbursements	5.9%	6.4%	6.4%	6.1%
International Operations	7,636	5,702	11,092	7,392
% of related revenues before reimbursements	7.0%	5.6%	5.2%	3.7%
Broadspire	13,652	15,091	25,855	27,895
% of related revenues before reimbursements	13.6%	15.5%	13.1%	14.6%
Platform Solutions	3,132	1,469	6,059	2,584
% of related revenues before reimbursements	8.9%	3.8%	9.1%	3.7%
(Deduct) Add:
Unallocated corporate and shared costs, net	(7,019)	(5,079)	(13,237)	(13,086)
Net corporate interest expense	(3,858)	(4,256)	(7,802)	(7,852)
Stock option expense	(214)	(139)	(398)	(306)
Amortization of acquisition-related intangible assets	(1,825)	(1,856)	(3,625)	(3,724)
Contingent earnout adjustments	(80)	(430)	(443)	(581)
Non-service pension costs	(2,354)	(2,399)	(4,687)	(4,872)
Income before income taxes	13,665	12,988	22,885	16,814
Provision for income taxes	(5,845)	(4,486)	(8,325)	(5,533)
Net income	7,820	8,502	14,560	11,281
Net (income) loss attributable to noncontrolling interests	(38)	82	(94)	140
Net income attributable to shareholders of Crawford & Company	$7,782	$8,584	$14,466	$11,421

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $4.6 million, or 5.9% of revenues before reimbursements, for the three months ended June 30, 2025, compared with 2024 operating earnings of $4.9 million, or 6.4% of revenues before reimbursements. For the six months ended June 30, 2025, our North American Loss Adjusting segment reported operating earnings of $10.1 million, or 6.4% of revenues before reimbursements, compared with 2024 operating earnings of $9.4 million, or 6.1% of revenues before reimbursements. The decrease in operating earnings in the 2025 second quarter was driven by decreased revenue in U.S. Field Operations and an increase in data processing and software costs, partially offset by revenue growth and improved efficiencies in U.S. Global Technical Services, attributable to new client additions and expansion with existing accounts and improved profitability in Canada. The increase in year-to-date operating earnings was due to revenue growth and improved efficiencies in U.S. Global Technical Services, attributable to new client additions and expansion with existing accounts.

Excluding centralized indirect support costs, gross profit decreased from $14.6 million, or 19.1% of revenues before reimbursements in 2024, to $14.2 million, or 18.2% of revenues before reimbursements, in the three months ended June 30, 2025, primarily due to decreased revenues in U.S. Field Operations, partially offset by revenue growth and improved efficiencies in U.S. Global Technical Services. For the six months ended June 30, 2025, gross profit increased from $29.1 million or 19.0% of revenues before reimbursements in 2024 to $30.1 million, or 19.1% of revenues before reimbursements, due primarily to revenue growth in U.S. Global Technical Services.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three and six months ended June 30, 2025 and 2024 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2024
Three Months Ended June 30,	2025	2024	Variance	2025	Variance
Revenues	$78,074	$76,030	2.7%	$78,341	3.0%
Direct expenses	63,827	61,473	3.8%	64,067	4.2%
Gross profit	14,247	14,557	(2.1)%	14,274	(1.9)%
Indirect expenses	9,652	9,672	(0.2)%	9,683	0.1%
Total North America Loss Adjusting Operating Earnings	$4,595	$4,885	(5.9)%	$4,591	(6.0)%

Gross profit margin	18.2%	19.1%	(0.9)%	18.2%	(0.9)%
Operating margin	5.9%	6.4%	(0.5)%	5.9%	(0.5)%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2024
Six Months Ended June 30,	2025	2024	Variance	2025	Variance
Revenues	$157,814	$153,395	2.9%	$159,495	4.0%
Direct expenses	127,740	124,326	2.7%	129,263	4.0%
Gross profit	30,074	29,069	3.5%	30,232	4.0%
Indirect expenses	20,003	19,705	1.5%	20,255	2.8%
Total North America Loss Adjusting Operating Earnings	$10,071	$9,364	7.6%	$9,977	6.5%

Gross profit margin	19.1%	19.0%	0.1%	19.0%	—
Operating margin	6.4%	6.1%	0.3%	6.3%	0.2%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2024
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	Variance
U.S.	$54,805	$53,829	1.8%	$54,805	1.8%
Canada	23,269	22,201	4.8%	23,536	6.0%
Total North America Loss Adjusting Revenues before Reimbursements	$78,074	$76,030	2.7%	$78,341	3.0%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2024
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	Variance
U.S.	$112,769	$107,353	5.0%	$112,769	5.0%
Canada	45,045	46,042	(2.2)%	46,726	1.5%
Total North America Loss Adjusting Revenues before Reimbursements	$157,814	$153,395	2.9%	$159,495	4.0%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $78.1 million in the three months ended June 30, 2025, compared with $76.0 million in the 2024 period. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately (0.3)%, or $(0.3) million, for the three months ended June 30, 2025 as compared with the 2024 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $78.3 million for the three months ended June 30, 2025. There was an increase in segment unit volume, measured principally by cases received, of 42.2% for the three months ended June 30, 2025, compared with the 2024 period. This includes an increase in low value inspection services cases, previously handled within Platform Solutions, of 24,100 or 40.5%. Changes in product mix and in the rates charged for those services accounted for a 1.3% revenue increase for the three months ended June 30, 2025 compared with the same period in 2024, due to increases in pricing and average fee per case.

Revenues before reimbursements from our North America Loss Adjusting segment totaled $157.8 million in the six months ended June 30, 2025, compared with $153.4 million in the 2024 period. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately (1.1)%, or $(1.7) million, for the six months ended June 30, 2025 as compared with the 2024 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $159.5 million for the six months ended June 30, 2025. There was an increase in segment unit volume, measured principally by cases received, of 43.2% for the six months ended June 30, 2025, compared with the 2024 period. This includes an increase in low value inspection services cases, previously handled within Platform Solutions, of 55,900 or 46.0% and an increase in higher value U.S. Global Technical Services cases which contributed to a 2.5% increase in revenues before reimbursements. Changes in product mix and in the rates charged for those services accounted for a 4.3% revenue increase for the six months ended June 30, 2025 compared with the same period in 2024, due to increases in pricing and average fee per case.

Revenues grew in the U.S. and Canada, based on constant foreign exchange rates, for the second quarter and year-to-date periods. The increase in revenues within the U.S. for the second quarter and year-to-date period was primarily due growth in U.S. Global Technical Services due to increased business from new and existing clients, as well as the transfer of the inspection services business from Platform Solutions, which contributed $1.2 million and $2.6 million to the increase in 2025 second quarter and year-to-date revenues, respectively. The increase in Canada, was primarily due to claims related to an ice storm that occurred in the second quarter.

Revenue variance components for our North America Loss Adjusting segment, for the three and six months ended June 30, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Increase in cases received	42.2%	43.2%
Decrease due to foreign currency exchange rates	(0.3)%	(1.1)%
Transfer of low value inspection services cases from Platform Solutions	(40.5)%	(46.0)%
Increase in revenues due to higher value U.S. Global Technical Services cases	—	2.5%
Change in product mix and rates	1.3%	4.3%
Increase in Revenues before Reimbursements	2.7%	2.9%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $2.2 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively. Reimbursements were $4.5 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	June 30, 2024	Variance
U.S.	59,553	36,560	62.9%	125,159	72,910	71.7%
Canada	25,094	22,984	9.2%	48,753	48,571	0.4%
Total North America Loss Adjusting Cases Received	84,647	59,544	42.2%	173,912	121,481	43.2%

Overall, there was an increase in cases of 42.2% in the three months ended June 30, 2025, compared to the same period in 2024. The increase in U.S. case volumes in the 2025 second quarter was primarily due to the increase in low value inspection services of 24,100 cases, transferred from Platform Solutions. There was an increase in cases in Canada in the 2025 second quarter primarily due to an increase in high-frequency, low-severity cases within Contractor Connection as a result of winter storms in 2025, as compared with the 2024 period.

There was an increase in cases of 43.2% in the six months ended June 30, 2025, compared to the same period in 2024. The increase in U.S. case volumes in the 2025 year-to-date period was primarily due to the increase in low value inspection services of 55,900 cases, transferred from Platform Solutions.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 70.2% for the three months ended June 30, 2025 compared with 72.0% for the 2024 period. For the six months ended June 30, 2025, these expenses were 70.2% compared with 71.8% for the 2024 period. The total dollar amount of these expenses increased to $54.8 million for the three months ended June 30, 2025 from $54.7 million for the comparable 2024 period, and were $110.9 million for the six months ended June 30, 2025, increasing from $110.2 million in 2024. The decrease in the percentage of revenues before reimbursements is due to improved staff utilization in U.S. Global Technical Services and Canada Loss Adjusting, compared to each of the 2024 periods. There was an average of 2,066 full-time equivalent employees in this segment in the six months ended June 30, 2025 compared with an average of 2,029 in the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $18.6 million for the three months ended June 30, 2025 compared with $16.4 million for the 2024 period. As a percentage of revenues before reimbursements, these expenses were 23.9% for the three months ended June 30, 2025 compared with 21.6% for the 2024 period. For the six months ended June 30, 2025, these expenses were $36.9 million, compared with $33.9 million for the 2024 period. As a percentage of revenues before reimbursements, these expenses were 23.4% for the six months ended June 30, 2025 compared with 22.1% for the 2024 period. The increases in the 2025 second quarter and year-to-date expenses and as a percentage of revenues before reimbursements were due to an increase in data processing costs and software costs as compared to the 2024 periods.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $7.6 million, or 7.0% of revenues before reimbursements, for the three months ended June 30, 2025, compared with $5.7 million, or 5.6% of revenues before reimbursements, in the 2024 period. For the six months ended June 30, 2025, our International Operations segment reported operating earnings of $11.1 million, or 5.2% of revenues before reimbursements, compared with operating earnings in 2024 of $7.4 million, or 3.7% of revenues before reimbursements. The increases in operating earnings for the three and six months ended June 30, 2025 over the comparable 2024 periods was primarily due to improved operating results in the U.K. and Asia, partially offset by an increase in centralized indirect support costs.

Excluding centralized indirect support costs, gross profit increased from $19.2 million, or 18.8% of revenues before reimbursements in 2024, to $23.2 million, or 21.2% of revenues before reimbursements, in the three months ended June 30, 2025. For the six months ended June 30, 2025, gross profit increased from $35.2 million, or 17.6% of revenues before reimbursements in 2024, to $42.1 million, or 19.7% of revenues before reimbursements. The increase in gross profit for the three and six months ended June 30, 2025 over the comparable 2024 periods was primarily due to improved operating results in the U.K. and Asia during each period.

Operating results for our International Operations segment, including gross profit, for the three and six months ended June 30, 2025 and 2024 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2024
Three Months Ended June 30,	2025	2024	Variance	2025	Variance
Revenues	$109,070	$102,283	6.6%	$109,349	6.9%
Direct expenses	85,907	83,096	3.4%	85,942	3.4%
Gross profit	23,163	19,187	20.7%	23,407	22.0%
Indirect expenses	15,527	13,485	15.1%	15,692	16.4%
Total International Operations Operating Earnings	$7,636	$5,702	33.9%	$7,715	35.3%

Gross profit margin	21.2%	18.8%	2.4%	21.4%	2.6%
Operating margin	7.0%	5.6%	1.4%	7.1%	1.5%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2024
Six Months Ended June 30,	2025	2024	Variance	2025	Variance
Revenues	$213,464	$200,375	6.5%	$216,748	8.2%
Direct expenses	171,380	165,207	3.7%	173,707	5.1%
Gross profit	42,084	35,168	19.7%	43,041	22.4%
Indirect expenses	30,992	27,776	11.6%	31,792	14.5%
Total International Operations Operating Earnings	$11,092	$7,392	50.1%	$11,249	52.2%

Gross profit margin	19.7%	17.6%	2.1%	19.9%	2.3%
Operating margin	5.2%	3.7%	1.5%	5.2%	1.5%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended June 30, 2024
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	Variance
U.K.	$44,322	$41,420	7.0%	$43,536	5.1%
Europe	27,369	24,453	11.9%	27,371	11.9%
Australia	21,607	22,316	(3.2)%	22,433	0.5%
Asia	7,236	5,604	29.1%	7,109	26.9%
Latin America	8,536	8,490	0.5%	8,900	4.8%
Total International Operations Revenues before Reimbursements	$109,070	$102,283	6.6%	$109,349	6.9%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for the six months ended June 30, 2024
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	Variance
U.K.	$88,664	$81,675	8.6%	$87,955	7.7%
Europe	53,553	48,074	11.4%	54,463	13.3%
Australia	40,655	41,977	(3.1)%	42,231	0.6%
Asia	13,403	10,973	22.1%	13,293	21.1%
Latin America	17,189	17,676	(2.8)%	18,806	6.4%
Total International Operations Revenues before Reimbursements	$213,464	$200,375	6.5%	$216,748	8.2%

Revenues before reimbursements from our International Operations segment totaled $109.1 million in the three months ended June 30, 2025, compared with $102.3 million in the 2024 period. Absent foreign exchange fluctuations, each geographic region increased in revenues for the quarter. The change in exchange rates decreased our International Operations segment revenues by approximately (0.3)%, or $(0.3) million, for the three months ended June 30, 2025 as compared with the 2024 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $109.3 million for the three months ended June 30, 2025. There was a decrease in segment unit volume, measured principally by cases received, of (8.8)% for the three months ended June 30, 2025, compared with the 2024 period. There was a decrease in high-frequency, low-severity cases of (17,100), or (14.1)%, primarily in Brazil and in the U.K. There was also an increase in higher-value third-party administration claims in the U.K, which led to a 3.5% increase in revenue for the three months ended June 30, 2025, compared with the 2024 period. Revenues decreased $(3.0) million or (2.9)%, related to prior year severe storms in Australia for which cases were recorded in the prior year first quarter. Changes in product mix and in the rates charged for those services accounted for a 1.0% revenue increase for the three months ended June 30, 2025 compared with the same period in 2024.

Revenues before reimbursements from our International Operations segment totaled $213.5 million in the six months ended June 30, 2025, compared with $200.4 million in the 2024 period. Absent foreign exchange fluctuations, each geographic region increased in revenues for the year-to-date period. The change in exchange rates decreased our International Operations segment revenues by approximately (1.7)%, or $(3.3) million, for the six months ended June 30, 2025 as compared with 2024. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $216.7 million for the six months ended June 30, 2025. There was a decrease in segment unit volume, measured principally by cases received, of (11.3)% for the six months ended June 30, 2025, compared with the 2024 period. There was a decrease in high-frequency, low-severity cases of (29,500), or (11.5%), primarily in Brazil and the U.K. There was also an increase in higher-value third-party administration claims in the U.K, which led to a 4.6% increase in revenue for the six months ended June 30, 2025, compared with the 2024 period. Changes in product mix and in the rates charged for those services accounted for a 3.4% revenue increase for the six months ended June 30, 2025 compared with the same period in 2024.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the 2025 second quarter and year-to-date period was due to an increase in higher-value third-party administration revenues. There was an increase in revenues in Europe in the 2025 periods, compared with 2024, due to increases in flood related claims in the Middle East. There was a slight increase in Australia in the 2025 periods, compared with 2024. There was an increase in revenues in Asia in the 2025 periods, compared with 2024, due to increases in Taiwan for claims related to the earthquake that occurred in 2024 and related to an earthquake impacting Thailand that occurred in the second quarter of 2025. The increase in revenues in Latin America in the 2025 periods was primarily driven by increased revenues in Brazil and Chile.

Revenue variance components for our International Operations segment, for the three and six months ended June 30, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Decrease in cases received	(8.8)%	(11.3)%
Decrease due to foreign currency exchange rates	(0.3)%	(1.7)%
Increase in U.K. revenues related to higher-value third-party administration claims	3.5%	4.6%
Change in high-frequency, low-severity cases received, primarily within the U.K. and Brazil	14.1%	11.5%
Revenues recorded in Australia in the prior year second quarter related to storms with claims occurring in the prior year first quarter	(2.9)%	—
Change in product mix and rates	1.0%	3.4%
Increase in Revenues before Reimbursements	6.6%	6.5%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $8.5 million and $8.7 million for the three months ended June 30, 2025 and 2024, respectively. Reimbursements were $16.4 million and $17.2 million for the six months ended June 30, 2025 and 2024, respectively.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	June 30, 2024	Variance
U.K.	27,691	33,033	(16.2)%	58,772	73,021	(19.5)%
Europe	45,597	46,189	(1.3)%	92,760	88,878	4.4%
Australia	13,979	12,616	10.8%	22,475	32,937	(31.8)%
Asia	8,083	5,701	41.8%	15,180	12,005	26.4%
Latin America	15,229	23,741	(35.9)%	38,697	50,091	(22.7)%
Total International Operations Cases Received	110,579	121,280	(8.8)%	227,884	256,932	(11.3)%

Overall, there was a decrease in cases received of (8.8)% for the three months ended June 30, 2025, compared with the 2024 period. There was a decrease in the U.K. in the second quarter due to decreases in high-frequency, low-severity cases in third party administration. The decrease in Europe was primarily due to decreases in high-frequency, low-severity cases in third party administration within Germany. Cases increased in Australia due to an increase in high-frequency, low-severity cases. The increase in cases received in Asia was due to an increase in cases in Thailand and Singapore. Latin America experienced a decrease in high-frequency, low-value cases received in Brazil.

There was a decrease in cases received of (11.3)% for the six months ended June 30, 2025, compared with the 2024 period. There was a decrease in cases in the U.K., due to decreases in high-frequency, low-severity cases in third party administration. Cases increased in Europe due to an increase in claims in Spain. Australia decreased primarily due to higher weather-related activity in the prior year. The increase in cases received in Asia was due to an increase in cases in Thailand and Singapore. Latin America experienced a decrease in high-frequency, low-value cases received in Brazil.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 66.3% for the three months ended June 30, 2025 compared with 64.6% for the 2024 period. The total dollar amount of these expenses was $72.3 million for the three months ended June 30, 2025, compared to $66.0 million for the 2024 period. For the six months ended June 30, 2025, these expenses were 66.9%, compared with 65.4% in 2024, and were $142.9 million for the six months ended June 30, 2025 compared to $131.0 million in 2024. The increase in cost and as a percentage of revenues before reimbursements for the periods was due to an increase in compensation expense, related to the increase in revenues, including incentive compensation, and an increase in non-employee labor. There was an average of 3,531 full-time equivalent employees in this segment in the six months ended June 30, 2025, compared with an average of 3,623 in the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $29.1 million for the three months ended June 30, 2025 compared with $30.5 million for the 2024 period. As a percentage of revenues before reimbursements, these expenses were 26.7% for the three months ended June 30, 2025 compared with 29.9% for the 2024 period. For the six months ended June 30, 2025, these expenses were $59.5 million, compared with $62.0 million for the 2024 period. As a percentage of revenues before reimbursements, these expenses were 27.9% for the six months ended June 30, 2025, compared with 30.9% for the 2024 period. The decrease in the expense and as a percentage of revenues before reimbursements for the 2025 second quarter was due to a reduction in professional and legal fees, partially offset by an increase in centralized indirect support costs. The year-to-date period decrease was due to a reduction in professional and legal fees as well as an insurance recovery, partially offset by an increase in centralized indirect support costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $13.7 million, or 13.6% of revenues before reimbursements, for the three months ended June 30, 2025 as compared with $15.1 million, or 15.5% of revenues before reimbursements, for the second quarter of 2024. For the six months ended June 30, 2025, our Broadspire segment reported operating earnings of $25.9 million, or 13.1% of revenues before reimbursements, compared with 2024 operating earnings of $27.9 million, or 14.6% of revenues before reimbursements. The decrease in the 2025 second quarter and year-to-date periods was primarily due to an increase in cost of risk and centralized indirect support costs.

Excluding centralized indirect support costs, second quarter gross profit decreased slightly from $26.3 million, or 27.1% of revenues before reimbursements in 2024, to $26.2 million, or 26.1% of revenues before reimbursements in 2025. For the six months ended June 30, 2024, gross profit increased from $50.6 million, or 26.5% of revenues before reimbursements in 2024, to $50.7 million, or 25.7% of revenues before reimbursements. This decrease in gross profit as a percent of revenues before reimbursements for the 2025 second quarter and year-to-date periods was due to higher cost of risk and professional fees.

Operating results for our Broadspire segment, including gross profit, for the three and six months ended June 30, 2025 and 2024 were as follows:

	In thousands (except percentages)
Three Months Ended June 30,	2025	2024	Variance
Revenues	$100,617	$97,087	3.6%
Direct expenses	74,393	70,744	5.2%
Gross profit	26,224	26,343	(0.5)%
Indirect expenses	12,572	11,252	11.7%
Total Broadspire Operating Earnings	$13,652	$15,091	(9.5)%

Gross profit margin	26.1%	27.1%	(1.0)%
Operating margin	13.6%	15.5%	(1.9)%

	In thousands (except percentages)
Six Months Ended June 30,	2025	2024	Variance
Revenues	$197,001	$191,385	2.9%
Direct expenses	146,278	140,737	3.9%
Gross profit	50,723	50,648	0.1%
Indirect expenses	24,868	22,753	9.3%
Total Broadspire Operating Earnings	$25,855	$27,895	(7.3)%

Gross profit margin	25.7%	26.5%	(0.8)%
Operating margin	13.1%	14.6%	(1.5)%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Variance
Claims Management	$51,991	$49,858	4.3%
Medical Management	48,626	47,229	3.0%
Total Broadspire Revenues before Reimbursements	$100,617	$97,087	3.6%

	Six Months Ended
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Variance
Claims Management	$101,645	$98,256	3.4%
Medical Management	95,356	93,129	2.4%
Total Broadspire Revenues before Reimbursements	$197,001	$191,385	2.9%

Revenues before reimbursements from our Broadspire segment totaled $100.6 million in the three months ended June 30, 2025 compared with $97.1 million in the 2024 period. This increase was primarily due to an increase in pricing in both service lines and a rise in cases in Claims Management. There was an increase in segment unit volume, measured principally by cases received, of 1.5% for the three months ended June 30, 2025 compared with the same period of 2024. This was primarily due to an increase in new disability clients within our Claims Management service line. Revenues were negatively impacted by a $(0.9 million) decrease in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (0.9)% decrease in revenues. There was also a $1.2 million increase in revenues within our Medical Management service line for which no cases are received, or a 1.2% increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 1.8% revenue increase for the 2025 second quarter compared with the 2024 period.

For the six months ended June 30, 2025, revenues before reimbursements from our Broadspire segment totaled $197.0 million compared with $191.4 million in the 2024 period. This increase was primarily due to an increase in pricing in both service lines and a rise in cases in Claims Management. There was an increase in segment unit volume, measured principally by cases received, of 1.4% for the six months ended June 30, 2025 compared with the same period of 2024. This was primarily due to an increase in new disability clients within our Claims Management service line. Revenues were negatively impacted by a $(1.5 million) decrease in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (0.8)% decrease in revenues. There was also a $2.3 million increase in revenues within our Medical Management service line for which no cases are received, or 1.2% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 1.1% revenue increase for the 2025 six-month period compared with the 2024 period.

Revenue variance components for our Broadspire segment, for the three and six months ended June 30, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Increase in cases received	1.5%	1.4%
Decrease in claims management revenues with no cases received	(0.9)%	(0.8)%
Increase in medical management revenues with no cases received	1.2%	1.2%
Change in product mix and rates	1.8%	1.1%
Increase in Revenues before Reimbursements	3.6%	2.9%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.7 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. Reimbursements were $1.5 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	June 30, 2024	Variance
Claims Management	99,171	97,163	2.1%	198,422	191,428	3.7%
Medical Management	41,449	41,404	0.1%	79,661	82,837	(3.8)%
Total Broadspire Cases Received	140,620	138,567	1.5%	278,083	274,265	1.4%

Overall case volumes increased 1.5% and 1.4% for the three and six months ended June 30, 2025, respectively, due primarily to an increase in new disability clients within our Claims Management service line.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. These expenses totaled $60.4 million for the three months ended June 30, 2025, compared to $58.2 million for the 2024 period. As a percent of the related revenues before reimbursements, these expenses increased slightly from 59.9% in the 2024 second quarter to 60.0% in 2025 second quarter. For the six months ended June 30, 2025, these expenses totaled $118.7 million, compared to $115.4 million in 2024. For the six months ended June 30, 2025, these expenses, as a percent of the related revenues before reimbursements, remained consistent with the 2024 period at 60.3%. The increase in cost in the second quarter and year-to-date periods was primarily due to increased employees, average wages, and incentive compensation, related to the increase in revenues. Average full-time equivalent employees in this segment totaled 2,783 in the six months ended June 30, 2025, compared with 2,674 in the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 26.4% for the three months ended June 30, 2025, compared with 24.5% in the 2024 period. The amount of these expenses increased from $23.8 million for the three months ended June 30, 2024 to $26.6 million in 2025. For the six months ended June 30, 2025 and 2024, these expenses were $52.4 million and $48.1 million, respectively. As a percentage of revenues before reimbursements, these expenses were 26.6% for the six months ended June 30, 2025, compared with 25.1% for the 2024 period. The increase in the second quarter and year-to-date expenses and percentages of revenues before reimbursements was due to higher cost of risk expenses and indirect support costs.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $3.1 million for the three months ended June 30, 2025, compared with operating earnings of $1.5 million in the 2024 period. The segment operating margin increased from 3.8% for the three months ended June 30, 2024, to 8.9% in the comparable 2025 period. For the six months ended June 30, 2025, our Platform Solutions segment reported operating earnings of $6.1 million, or 9.1% of revenues before reimbursements, compared with 2024 operating earnings of $2.6 million, or 3.7% of revenues before reimbursements. The increase was due to a reduction in costs related to low value inspection services previously handled within our Networks service line, an increase in average rates within our Contractor Connection service line, lower compensation costs due to decreased staff augmentation revenues, and a decrease in centralized indirect support costs.

Excluding indirect support costs, gross profit in the second quarter increased from $7.3 million, or 18.8% of revenues before reimbursements in 2024, to $8.1 million, or 22.9% of revenues before reimbursements, in 2025. For the six months ended June 30, 2025, gross profit increased from $14.5 million, or 20.6% of revenues before reimbursements in 2024, to $15.9 million, or 23.8% of revenues before reimbursements in 2025. The increase was due to a reduction in costs related to low value inspection services previously handled within our Networks service line, an increase in average rates within our Contractor Connection service line, and lower compensation costs due to decreased staff augmentation revenues.

Operating results for our Platform Solutions segment, including gross profit, for the three and six months ended June 30, 2025 and 2024 were as follows:

	In thousands (except percentages)
Three Months Ended June 30,	2025	2024	Variance
Revenues	$35,236	$38,827	(9.2)%
Direct expenses	27,164	31,511	(13.8)%
Gross profit	8,072	7,316	10.3%
Indirect expenses	4,940	5,847	(15.5)%
Total Platform Solutions Operating Earnings	$3,132	$1,469	113.2%

Gross profit margin	22.9%	18.8%	4.1%
Operating margin	8.9%	3.8%	5.1%

	In thousands (except percentages)
Six Months Ended June 30,	2025	2024	Variance
Revenues	$66,750	$70,726	(5.6)%
Direct expenses	50,860	56,179	(9.5)%
Gross profit	15,890	14,547	9.2%
Indirect expenses	9,831	11,963	(17.8)%
Total Platform Solutions Operating Earnings	$6,059	$2,584	134.5%

Gross profit margin	23.8%	20.6%	3.2%
Operating margin	9.1%	3.7%	5.4%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Variance
Contractor Connection	$18,480	$18,118	2.0%
Networks	9,215	13,373	(31.1)%
Subrogation	7,541	7,336	2.8%
Total Platform Solutions Revenues before Reimbursements	$35,236	$38,827	(9.2)%

	Six Months Ended
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Variance
Contractor Connection	$35,381	$35,063	0.9%
Networks	16,540	21,116	(21.7)%
Subrogation	14,829	14,547	1.9%
Total Platform Solutions Revenues before Reimbursements	$66,750	$70,726	(5.6)%

Revenues before reimbursements from our Platform Solutions segment totaled $35.2 million in the three months ended June 30, 2025, compared with $38.8 million in the 2024 period. This decrease was primarily due to a decrease in staff augmentation services, as well as a reduction in low value inspection service cases. There was a decrease in segment unit volume, measured principally by cases received, of (42.0)%, for the three months ended June 30, 2025, compared with the 2024 period. This was primarily related to the transfer of low value inspection services cases from our Networks service line to North America Loss Adjusting, which resulted in (28,200), or (38.4%), fewer cases in the three months ended June 30, 2025, compared to 2024. There was a decrease in revenues from staff augmentation in our Networks service line which decreased revenues $(3.6) million, or (9.2)%, in the 2025 second quarter. Changes in product mix and in the rates charged for those services accounted for a 3.6% revenue increase for the 2025 three-month period compared with 2024.

For the six months ended June 30, 2025, revenues before reimbursements from our Platform Solutions segment totaled $66.8 million, compared with $70.7 million in the 2024 period. This decrease was primarily due to a decrease in staff augmentation services, as well as a reduction in low value inspection service cases. There was a decrease in segment unit volume, measured principally by cases received, of (43.3)%, compared with the 2024 period. This was primarily related to the transfer of low value inspection services cases from our Networks service line to North America Loss Adjusting, which resulted in (57,900), or (39.1%), fewer cases in the six months ended June 30, 2025, compared to 2024. There was a decrease in revenues from staff augmentation in our Networks service line which decreased revenues $(2.9) million, or (4.1)%, in the six months ended June 30, 2025, compared to 2024. Changes in product mix and in the rates charged for those services accounted for a 2.7% revenue increase for the 2025 six-month period compared with 2024.

Revenue variance components for our Platform Solutions segment, for the three and six months ended June 30, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Decrease in cases received	(42.0)%	(43.3)%
Transfer of low value inspection services cases to North America Loss Adjusting	38.4%	39.1%
Decrease in revenues from staff augmentation	(9.2)%	(4.1)%
Change in product mix and rates	3.6%	2.7%
Decrease in Revenues before Reimbursements	(9.2)%	(5.6)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $0.3 million for the three months ended June 30, 2025 compared with $0.4 million in the 2024 period. Reimbursements were $0.5 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2025	June 30, 2024	Variance	June 30, 2025	June 30, 2024	Variance
Contractor Connection	28,190	29,138	(3.3)%	55,655	62,207	(10.5)%
Networks	5,067	34,151	(85.2)%	9,620	66,095	(85.4)%
Subrogation	9,284	10,076	(7.9)%	18,752	19,965	(6.1)%
Total Platform Solutions Cases Received	42,541	73,365	(42.0)%	84,027	148,267	(43.3)%

Overall case volumes were (42.0)% lower in the three months ended June 30, 2025 and (43.3)% lower in the six months ended June 30, 2025 compared with the 2024 periods, primarily due to the transfer to North America Loss Adjusting of low value inspection services cases from our Networks service line resulting in 28,200 and 57,900 fewer cases in the three and six months ended June 30, 2025, respectively, as compared to the 2024 periods. The decrease in cases in our Contractor Connection service line in the three and six months ended June 30, 2025, is due to reduced claims activity in the marketplace.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 54.2% in the 2025 second quarter compared with 60.3% in the 2024 quarter. For the six months ended June 30, 2025, these expenses were 55.7% compared with 59.9% in 2024. The dollar amount of these expenses was $19.1 million for the 2025 second quarter and $23.4 million in the 2024 quarter, and were $37.2 million for the six months ended June 30, 2025 compared to $42.3 million in 2024. The decrease in costs in each of the three and six months ended June 30, 2025 compared to the 2024 periods was due to lower compensation costs due to decreased staff augmentation revenues and the reduction of employees performing low value inspection services. There was an average of 764 full-time equivalent employees in the Platform Solutions segment in the 2025 year-to-date period, compared with an average of 898 for the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 36.9% of Platform Solutions revenues before reimbursements for the three months ended June 30, 2025 compared with 35.9% for the period in 2024. For the six months ended June 30, 2025, these expenses were 35.3% compared with 36.5% in 2024. The dollar amount of these expenses was $13.0 million for the 2025 second quarter and $14.0 million in the 2024 quarter, and were $23.5 million for the six months ended June 30, 2025 compared to $25.8 million in 2024. The decrease in cost and as a percent of revenues before reimbursements for the second quarter and year-to-date periods is due to the reduction of costs related to low value inspection services and a reduction in centralized indirect support costs.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits. We estimate that our effective income tax rate for 2025 will be approximately 30% to 32% after considering known discrete items as of June 30, 2025.

The provision for income taxes on consolidated income before income taxes totaled $5.8 million and $4.5 million for the three months ended June 30, 2025 and 2024, respectively. The overall effective tax rate increased to 42.8% for the three months ended June 30, 2025 compared with 34.5% for the 2024 period primarily due to the one-time expense of $1.3 million relating to administrative guidance issued by a foreign tax authority, net of changes in valuation allowances in certain jurisdictions.

The provision for income taxes on consolidated income before income taxes totaled $8.3 million and $5.5 million for the six months ended June 30, 2025 and 2024, respectively. The overall effective tax rate increased to 36.4% for the six months ended June 30, 2025 compared with 32.9% for the 2024 period primarily due to the one-time expense of $1.3 million relating to administrative guidance issued by a foreign tax authority, net of changes in valuation allowances in certain jurisdictions.

The foreign tax administrative guidance issuance noted above also resulted in a one-time indirect tax expense of $3.1 million for the three and six months ended June 30, 2025, which is included in “Selling, general, and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $4.7 million and $5.1 million for the three months ended June 30, 2025 and 2024, respectively. Interest income was $0.8 million for each of the three months ended June 30, 2025 and 2024. Corporate interest expense totaled $9.4 million and $9.6 million for the six months ended June 30, 2025 and 2024, respectively. Interest income was $1.6 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Stock option expense totaled $0.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.8 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense associated with these intangible assets totaled $3.6 million for the six months ended June 30, 2025 and $3.7 million for the 2024 period. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and six months ended June 30, 2025 and 2024, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $7.0 million and $5.1 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, unallocated corporate and shared costs were $13.2 million and $13.1 million, respectively. The increase in the 2025 second quarter was due to the one-time $3.1 million indirect tax expense and $0.6 million increase in self-insurance expense, partially offset by a $1.9 million decrease in professional fees. The increase for the six months ended June 30, 2025 was due to the one time indirect tax expense, largely offset by a decrease in professional fees.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This resulted in expense of $0.1 million and $0.4 million for the three and six months ended June 30, 2025, compared to expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2024. The fair value adjustments are based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Costs

Non-service pension costs totaled $2.4 million and $4.7 million for the three and six months ended June 30, 2025, respectively, compared to $2.4 million and $4.9 million for the three and six months ended June 30, 2024, respectively. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At June 30, 2025, our working capital balance (current assets less current liabilities) was approximately $95.1 million, an increase of $20.6 million from the working capital balance at December 31, 2024. Our cash and cash equivalents were $58.5 million at June 30, 2025, compared with $55.4 million at December 31, 2024.

Cash and cash equivalents as of June 30, 2025 consisted of $24.3 million held in the U.S. and $34.2 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $21.1 million for the six months ended June 30, 2025, compared with $8.3 million of cash used in operating activities in the 2024 period. The increase in cash provided was primarily driven by higher earnings, net change in incentive compensation, net change in billed and unbilled receivables, and other working capital improvements as compared to prior year.

Cash Used in Investing Activities

Cash used in investing activities decreased slightly with $18.3 million for the six months ended June 30, 2025, compared with $18.4 million used in the first six months of 2024.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $1.1 million for the six months ended June 30, 2025, compared with $15.7 million cash provided in the 2024 period. During the first six months of 2025, there was an increase of $6.6 million in net borrowing from our revolving credit facility, compared with a net increase during the 2024 period of $24.8 million. The decrease in net borrowing in the 2025 period was primarily related to the increase in cash provided by operations. There were no share repurchases in the 2025 period, compared with $2.1 million in the 2024 period. We paid $6.9 million in dividends in the six months ended June 30, 2025 compared with $6.9 million in the 2024 period.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Facility with Bank of America (the "Credit Facility"), we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $217.5 million at June 30, 2025. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $225.4 million as of June 30, 2025 compared with $218.1 million at December 31, 2024.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve month EBITDA, as defined in our Credit Facility. At June 30, 2025, this resulted in total liquidity of $277.8 million.

Additionally, the Company expects to make payments totaling $1.6 million in the next twelve months for contingent earnouts related to previous business acquisitions.

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

For the six months ended June 30, 2025 we made no contributions to our U.S. defined benefit pension plan and $1.6 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $1.2 million to the U.K. plans for the six months ended June 30, 2024. We do not expect to make any additional discretionary contributions to our U.S. defined benefit pension plan during the remainder of 2025. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the six months ended June 30, 2025, we paid $6.9 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheets as of June 30, 2025, compared with our unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 were as follows:

•
Accounts receivable decreased by $8.1 million excluding foreign currency exchange impacts. The decrease was primarily within Platforms Solutions related to weather related claims that were settled in the first quarter of 2025, partially offset by increases in U.K., Middle East, and Australia within the International Operations segment.
•
Unbilled revenues increased $12.1 million excluding foreign exchange impacts. The increase is primarily attributable to the U.K., Australia, and Taiwan in the International Operations segment, Broadspire, and Canada in North America Loss Adjusting.
•
Accounts payable and accrued liabilities decreased $16.1 million excluding foreign currency exchange impacts. The decrease is primarily due to payments for employee incentive compensation earned in 2024.

At June 30, 2025, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

New Accounting Standards Adopted

No new accounting standard were adopted during the three months ended June 30, 2025.

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 11 — Commitments and Contingencies — Legal Proceedings.” As of June 30, 2025 there is no pending material litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2025. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. As of June 30, 2025 the Company was authorized to repurchase 1,089,809 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as March 31, 2025				1,089,809
April 1, 2025 - April 30, 2025
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of April 30, 2025				1,089,809
May 1, 2025 - May 31, 2025
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of May 31, 2025				1,089,809
June 1, 2025 - June 30, 2025
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of June 30, 2025	—		—	1,089,809

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Crawford & Company
(Registrant)

Date:	August 4, 2025	/s/ Rohit Verma
Rohit Verma
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2025	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)