Form 10-Q
period 2025-09-30
CRAWFORD & CO
filed 2025-11-03
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2025

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of October 27, 2025, was as follows:

Class A Common Stock, $1.00 par value: 30,091,584

Class B Common Stock, $1.00 par value: 19,118,702

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2025

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2025 and 2024	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2025 and 2024	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2025 and 2024	5

	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2025 and 2024	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months ended March 31, June 30, and September 30, 2025 and 2024	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

Part II. Other Information

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

Signatures		54

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2025	2024
Revenues:

Revenues before reimbursements	$322,171	$329,375
Reimbursements	10,636	13,351
Total Revenues	332,807	342,726

Costs and Expenses:

Costs of services provided, before reimbursements	228,379	235,957
Reimbursements	10,636	13,351
Total costs of services	239,015	249,308

Selling, general, and administrative expenses	69,393	71,526

Corporate interest expense, net of interest income of $801 and $830, respectively	3,788	4,682

Total Costs and Expenses	312,196	325,516

Other Loss, net	(2,409)	(2,490)

Income Before Income Taxes	18,202	14,720

Provision for Income Taxes	5,813	5,333

Net Income	12,389	9,387

Net Loss Attributable to Noncontrolling Interests	19	66

Net Income Attributable to Shareholders of Crawford & Company	$12,408	$9,453

Earnings Per Share - Basic:
Class A Common Stock	$0.25	$0.19
Class B Common Stock	$0.25	$0.19

Earnings Per Share - Diluted:
Class A Common Stock	$0.25	$0.19
Class B Common Stock	$0.25	$0.19

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,428	29,880
Class B Common Stock	19,142	19,255

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,925	30,472
Class B Common Stock	19,142	19,255

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024
Revenues:

Revenues before reimbursements	$957,200	$945,256
Reimbursements	33,541	37,396
Total Revenues	990,741	982,652

Costs and Expenses:

Costs of services provided, before reimbursements	674,996	672,611
Reimbursements	33,541	37,396
Total costs of services	708,537	710,007

Selling, general, and administrative expenses	222,317	221,116

Corporate interest expense, net of interest income of $2,424 and $2,548, respectively	11,590	12,534

Total Costs and Expenses	942,444	943,657

Other Loss, net	(7,210)	(7,461)

Income Before Income Taxes	41,087	31,534

Provision for Income Taxes	14,138	10,866

Net Income	26,949	20,668

Net (Income) Loss Attributable to Noncontrolling Interests	(75)	206

Net Income Attributable to Shareholders of Crawford & Company	$26,874	$20,874

Earnings Per Share - Basic:
Class A Common Stock	$0.54	$0.42
Class B Common Stock	$0.54	$0.42

Earnings Per Share - Diluted:
Class A Common Stock	$0.54	$0.42
Class B Common Stock	$0.54	$0.42

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,303	29,732
Class B Common Stock	19,144	19,390

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,805	30,308
Class B Common Stock	19,144	19,390

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,
(In thousands)	2025	2024
Net Income	$12,389	$9,387

Other Comprehensive Income:
Net foreign currency translation (loss) gain, net of tax of $0 and $0, respectively	(951)	469

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $623 and $635, respectively	2,531	2,547

Other Comprehensive Income	1,580	3,016

Comprehensive Income	13,969	12,403

Comprehensive loss attributable to noncontrolling interests	41	82

Comprehensive Income Attributable to Shareholders of Crawford & Company	$14,010	$12,485

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net Income	$26,949	$20,668

Other Comprehensive Income:
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	2,459	(447)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,870 and $1,906, respectively	7,552	7,612

Other Comprehensive Income	10,011	7,165

Comprehensive Income	36,960	27,833

Comprehensive (income) loss attributable to noncontrolling interests	(131)	286

Comprehensive Income Attributable to Shareholders of Crawford & Company	$36,829	$28,119

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(In thousands)	(Unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$68,767	$55,412
Accounts receivable, less allowance for expected credit losses of $7,675 and $8,145, respectively	128,400	142,064
Unbilled revenues, at estimated billable amounts	134,928	131,080
Income taxes receivable	3,626	5,337
Prepaid expenses and other current assets	35,960	40,334
Total Current Assets	371,681	374,227
Net Property and Equipment	17,804	20,554
Other Assets:
Operating lease right-of-use assets, net	75,249	78,808
Goodwill	76,504	76,368
Intangible assets arising from business acquisitions, net	68,869	74,545
Capitalized software costs, net	118,123	111,854
Deferred income tax assets	23,783	25,305
Other noncurrent assets	47,826	42,094
Total Other Assets	410,354	408,974
TOTAL ASSETS	$799,839	$803,755

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

	September 30, 2025	December 31, 2024
(In thousands, except par value amounts)	(Unaudited)	*
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$21,285	$17,822
Accounts payable	45,470	50,605
Accrued compensation and related costs	85,884	101,371
Self-insured risks	17,763	27,813
Income taxes payable	3,397	3,343
Operating lease liability	26,206	24,541
Other accrued liabilities	38,097	38,103
Deferred revenues	36,179	36,129
Total Current Liabilities	274,281	299,727
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	196,813	200,315
Operating lease liability	61,251	66,811
Deferred revenues	23,704	23,556
Accrued pension liabilities	20,368	21,084
Other noncurrent liabilities	37,743	36,711
Total Noncurrent Liabilities	339,879	348,477
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 30,238 and 30,124 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	30,238	30,124
Class B common stock, $1.00 par value; 50,000 shares authorized; 19,132 and 19,145 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	19,132	19,145
Additional paid-in capital	93,610	87,118
Retained earnings	251,506	237,948
Accumulated other comprehensive loss	(207,170)	(217,125)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	187,316	157,210
Noncontrolling interests	(1,637)	(1,659)
Total Shareholders' Investment	185,679	155,551
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$799,839	$803,755

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$26,949	$20,668
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	29,545	26,957
Stock-based compensation	4,836	3,819
Loss (gain) on disposal of property and equipment	1,021	(93)
Contingent earnout adjustments	503	(1,547)
Changes in operating assets and liabilities:
Accounts receivable, net	13,153	751
Unbilled revenues, net	(3,146)	(17,263)
Accrued or prepaid income taxes	74	(5,520)
Accounts payable and accrued liabilities	(23,557)	(17,141)
Deferred revenues	(272)	(1,819)
Accrued retirement costs	5,098	4,993
Prepaid expenses and other operating activities	(2,489)	(2,712)
Net cash provided by operating activities	51,715	11,093

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(3,765)	(2,992)
Capitalization of computer software costs	(23,821)	(26,453)
Proceeds from settlement of life insurance policies	295	—
Proceeds from business dispositions, net of cash disposed	2,046	—
Net cash used in investing activities	(25,245)	(29,445)

Cash Flows from Financing Activities:
Cash dividends paid	(10,639)	(10,320)
Repurchases of common stock	(2,953)	(3,604)
Increases in revolving credit facility borrowings	54,720	61,612
Payments on revolving credit facility borrowings	(55,449)	(32,606)
Payments of contingent consideration on acquisitions	(1,326)	(3,183)
Other financing activities	1,840	1,410
Net cash (used in) provided by financing activities	(13,807)	13,309
Effects of exchange rate changes on cash and cash equivalents	123	181
Increase in Cash, Cash Equivalents, and Restricted Cash	12,786	(4,862)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	56,329	59,545
Cash, Cash Equivalents, and Restricted Cash at End of Period	$69,115	$54,683

Supplemental cash flow information:
Income taxes paid	$13,304	$16,102
Interest paid	13,504	14,244

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2025	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2025	$30,124	$19,145	$87,118	$237,948	$(217,125)	$157,210	$(1,659)	$155,551
Net income	—	—	—	6,684	—	6,684	56	6,740
Other comprehensive (loss) income	—	—	—	—	(1,263)	(1,263)	38	(1,225)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,455)	—	(3,455)	—	(3,455)
Stock-based compensation	—	—	1,390	—	—	1,390	—	1,390
Shares issued in connection with stock-based compensation plans, net	93	—	(71)	—	—	22	—	22
Balance at March 31, 2025	$30,217	$19,145	$88,437	$241,177	$(218,388)	$160,588	$(1,565)	$159,023
Net income	—	—	—	7,782	—	7,782	38	7,820
Other comprehensive income	—	—	—	—	9,616	9,616	40	9,656
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,462)	—	(3,462)	(61)	(3,523)
Stock-based compensation	—	—	1,695	—	—	1,695	—	1,695
Shares issued in connection with stock-based compensation plans, net	98	—	572	—	—	670	—	670
Balance at June 30, 2025	$30,315	$19,145	$90,704	$245,497	$(208,772)	$176,889	$(1,548)	$175,341
Net income	—	—	—	12,408	—	12,408	(19)	12,389
Other comprehensive income (loss)	—	—	—	—	1,602	1,602	(22)	1,580
Cash dividends paid (Class A - $0.075 per share, Class B - $0.075 per share)	—	—	—	(3,722)	—	(3,722)		(3,722)
Stock-based compensation	—	—	1,751	—	—	1,751	(48)	1,703
Repurchases of common stock	(263)	(13)	—	(2,677)	—	(2,953)	—	(2,953)
Shares issued in connection with stock-based compensation plans, net	186	—	1,155	—	—	1,341	—	1,341
Balance at September 30, 2025	$30,238	$19,132	$93,610	$251,506	$(207,170)	$187,316	$(1,637)	$185,679

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT - CONTINUED

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2024	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2024	$29,525	$19,555	$82,589	$228,564	$(218,615)	$141,618	$(1,787)	$139,831
Net income	—	—	—	2,837	—	2,837	(58)	2,779
Other comprehensive income (loss)	—	—	—	—	3,823	3,823	(65)	3,758
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,443)	—	(3,443)	—	(3,443)
Stock-based compensation	—	—	1,218	—	—	1,218	—	1,218
Repurchases of common stock	—	(86)	—	(647)	—	(733)	—	(733)
Decrease in value of noncontrolling interest due to acquisition	—	—	(550)	—	—	(550)	550	—
Shares issued in connection with stock-based compensation plans, net	103	—	(153)	—	—	(50)	—	(50)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(122)	(122)
Balance at March 31, 2024	$29,628	$19,469	$83,104	$227,311	$(214,792)	$144,720	$(1,482)	$143,238
Net income	—	—	—	8,584	—	8,584	(82)	8,502
Other comprehensive income	—	—	—	—	390	390	1	391
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,437)	—	(3,437)	—	(3,437)
Stock-based compensation	—	—	1,613	—	—	1,613	—	1,613
Repurchases of common stock	—	(145)	—	(1,195)	—	(1,340)	—	(1,340)
Decrease in value of noncontrolling interest due to acquisitions		—	40	—	—	40	(119)	(79)
Shares issued in connection with stock-based compensation plans, net	115	—	704	—	—	819	—	819
Balance at June 30, 2024	$29,743	$19,324	$85,461	$231,263	$(214,402)	$151,389	$(1,682)	$149,707
Net income	—	—	—	9,453	—	9,453	(66)	$9,387
Other comprehensive income (loss)	—	—	—	—	3,032	3,032	(16)	3,016
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,440)	—	(3,440)	—	(3,440)
Stock-based compensation	—	—	988	—	—	988	—	988
Repurchases of common stock	—	(155)	—	(1,376)	—	(1,531)	—	(1,531)
Shares issued in connection with stock-based compensation plans, net	—	—	(32)	—	—	(32)	27	(5)
Decrease in value of noncontrolling interest due to acquisitions	147	—	921	—	—	1,068	—	1,068
Balance at September 30, 2024	$29,890	$19,169	$87,338	$235,900	$(211,370)	$160,927	$(1,737)	$159,190

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

Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three and nine months ended September 30, 2025 and financial position as of September 30, 2025 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2025 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2025 and December 31, 2024, the liabilities of the deferred compensation plan were $6,598,000 and $6,248,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,388,000 and $10,389,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

2. Recently Issued Accounting Standards

Improvements to Reportable Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment’s expenses. The new standard was effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company adopted this guidance as of December 31, 2024. Refer to Note 10, "Segment Information" for updated segment disclosures.

Improvements to Income Tax Disclosures (ASU 2023-09)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard introduces enhanced requirements for disaggregating information in the effective tax rate reconciliation and for reporting income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company will adopt the guidance in its Annual Report on Form 10-K for the year ending December 31, 2025.

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

Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. Entities are required to apply the guidance on a prospective basis. The update is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating this ASU to determine the potential impact on its consolidated financial statements.

Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides guidance that simplifies the accounting for internal-use software by replacing stage-based rules with a principles-based approach, allowing capitalization once management authorizes funding and intends to use the software, and when it’s probable the project will be complete. Entities may elect to apply the guidance retrospectively, prospectively to software costs incurred after the adoption date (i.e. on existing, in-process software projects or new projects) or on a modified prospective basis. The update is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating this ASU to determine the impact the adoption will have on its consolidated financial statements.

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.S.	$54,522	$55,855	$167,291	$163,208
Canada	22,473	23,474	67,518	69,516
Total North America Loss Adjusting Revenues before Reimbursements	$76,995	$79,329	$234,809	$232,724

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.K.	$42,665	$39,362	$126,429	$115,751
Europe	26,801	25,116	80,354	73,190
Australia	22,566	20,369	58,936	56,952
Asia	8,077	5,847	21,480	16,820
Latin America	7,799	8,292	23,505	24,079
International Loss Adjusting	$107,908	$98,986	$310,704	$286,792

U.K.	$2,811	$2,903	$7,711	$8,189
Australia	1,550	3,161	5,835	8,555
Latin America	584	691	2,067	2,580
Crawford Legal Services	$4,945	$6,755	$15,613	$19,324
Total International Operations Revenues before Reimbursements	$112,853	$105,741	$326,317	$306,116

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Claims Management	$53,383	$50,293	$155,028	$148,549
Medical Management	50,018	48,716	145,374	141,845
Total Broadspire Revenues before Reimbursements	$103,401	$99,009	$300,402	$290,394

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contractor Connection	$16,516	$17,051	$51,897	$52,114
Networks	5,189	20,787	21,729	41,903
Subrogation	7,217	7,458	22,046	22,005
Total Platform Solutions Revenues before Reimbursements	$28,922	$45,296	$95,672	$116,022

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. Deferred revenues related to lifetime claim handling arrangements approximated $40,800,000 and $39,600,000 as of September 30, 2025 and December 31, 2024, respectively. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2025 and the significant activity affecting deferred revenues during the three, six, and nine months ended September 30, 2025:

(In Thousands)
Customer Contract Liabilities	Deferred Revenue
Balance at January 1, 2025	$59,685
Quarterly additions	25,100
Revenue recognized from the prior periods	(15,874)
Revenue recognized from current quarter additions	(9,406)
Balance as of March 31, 2025	$59,505
Quarterly additions	26,523
Revenue recognized from the prior periods	(15,165)
Revenue recognized from current quarter additions	(9,540)
Balance as of June 30, 2025	$61,323
Quarterly additions	24,781
Revenue recognized from the prior periods	(15,296)
Revenue recognized from current quarter additions	(10,925)
Balance as of September 30, 2025	$59,883

Remaining Performance Obligations

As of September 30, 2025, the Company had $113,400,000 of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain claims where the processing has not yet occurred. The Company expects to recognize approximately 70% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

The provision for income taxes on consolidated income before income taxes totaled $5,813,000 and $5,333,000 for the three months ended September 30, 2025 and 2024, respectively. The overall effective tax rate decreased to 31.9% for the three months ended September 30, 2025 compared with 36.2% for the 2024 period primarily due to improved profitability in certain jurisdictions.

The provision for income taxes on consolidated income before income taxes totaled $14,138,000 and $10,866,000 for the nine months ended September 30, 2025 and 2024, respectively. The overall effective tax rate decreased slightly to 34.4% for the nine months ended September 30, 2025 compared with 34.5% for the 2024 period primarily due to improved profitability in certain jurisdictions, net of the one-time expense of $1,328,000 relating to administrative guidance issued by a foreign tax authority.

The foreign tax administrative guidance issuance noted above also resulted in a one-time indirect tax expense of $3,122,000 for the nine months ended September 30, 2025, which is included in "Selling, general, and administrative expenses" on the unaudited Condensed Consolidated Statements of Operations.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States. The OBBBA contains changes to key U.S. federal income tax laws. This change in U.S. tax law was accounted for in the three months ended September 30, 2025, and was immaterial to the Company's overall income tax provision.

6. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 included the following components:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service cost	$447	$383	$1,318	$1,145
Interest cost	5,534	5,759	16,318	17,239
Expected return on assets	(6,289)	(6,434)	(18,516)	(19,257)
Amortization of actuarial loss	3,164	3,165	9,408	9,479
Net periodic cost	$2,856	$2,873	$8,528	$8,606

For the three months ended September 30, 2025 and 2024, the non-service components of net periodic pension expense totaled $2,409,000 and $2,490,000, respectively. For the nine months ended September 30, 2025 and 2024, the non-service components of net periodic pension expense totaled $7,210,000 and $7,461,000, respectively. These amounts are included in "Other Loss, net" on the unaudited Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2025, the Company made no contributions to the U.S. defined benefit pension plan but contributions of $2,222,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan but contributions of $1,904,000 to the U.K. defined benefit pension plans during the nine months ended September 30, 2024.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$5,332	$3,354	$3,657	$2,356	$9,949	$6,286	$6,388	$4,166
Dividends paid	2,286	1,436	2,091	1,349	6,523	4,116	6,246	4,074
Net income attributable to common shareholders, basic	$7,618	$4,790	$5,748	$3,705	$16,472	$10,402	$12,634	$8,240

Denominator:
Weighted-average common shares outstanding, basic	30,428	19,142	29,880	19,255	30,303	19,144	29,732	19,390
Earnings per share - basic	$0.25	$0.25	$0.19	$0.19	$0.54	$0.54	$0.42	$0.42

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$5,365	$3,321	$3,685	$2,328	$10,013	$6,222	$6,436	$4,118
Dividends paid	2,286	1,436	2,091	1,349	6,523	4,116	6,246	4,074
Net income attributable to common shareholders, diluted	$7,651	$4,757	$5,776	$3,677	$16,536	$10,338	$12,682	$8,192

Denominator:
Weighted-average common shares outstanding, basic	30,428	19,142	29,880	19,255	30,303	19,144	29,732	19,390
Weighted-average effect of dilutive securities	497	—	592	—	502	—	576	—
Weighted-average common shares outstanding, diluted	30,925	19,142	30,472	19,255	30,805	19,144	30,308	19,390
Earnings per share - diluted	$0.25	$0.25	$0.19	$0.19	$0.54	$0.54	$0.42	$0.42

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Shares underlying stock options excluded	—	—	—	85
Performance stock grants excluded because performance conditions have not been met (1)	796	1,124	801	1,135

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and nine months ended September 30, 2025 and 2024, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
CRD-A issued under the Non-Employee Director Stock Plan	—	—	86	62
CRD-A issued under the U.K. Sharesave Scheme	7	15	113	139
CRD-A issued under the Employee Stock Purchase Plan	178	132	178	164

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2025. Repurchases may be made in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate. At September 30, 2025, the Company had remaining authorization to repurchase 813,865 shares under the 2021 Repurchase Authorization.

During the nine months ended September 30, 2025, the Company repurchased 263,098 shares of CRD-A and 12,846 shares of CRD-B at an average cost of $10.71 and $10.40, respectively. During the nine months ended September 30, 2024, the Company did not repurchase any shares of CRD-A and repurchased 385,544 shares of CRD-B at an average cost of $9.34.

8. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $353,000 and $696,000 for the three and nine months ended September 30, 2025, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(46,747)	$(162,025)	$(208,772)	$(50,079)	$(167,046)	$(217,125)
Other comprehensive income before reclassifications	(929)	—	(929)	2,403	—	2,403
Amounts reclassified from accumulated other comprehensive income to net income	—	2,531	2,531	—	7,552	7,552
Net current period other comprehensive income	(929)	2,531	1,602	2,403	7,552	9,955
Ending balance	$(47,676)	$(159,494)	$(207,170)	$(47,676)	$(159,494)	$(207,170)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(50,338)	$(164,064)	$(214,402)	$(49,486)	$(169,129)	$(218,615)
Other comprehensive income (loss) before reclassifications	485	—	485	(367)	—	(367)
Amounts reclassified from accumulated other comprehensive income to net income	—	2,547	2,547	—	7,612	7,612
Net current period other comprehensive income (loss)	485	2,547	3,032	(367)	7,612	7,245
Ending balance	$(49,853)	$(161,517)	$(211,370)	$(49,853)	$(161,517)	$(211,370)

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

9. Fair Value Measurements

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

		Fair Value Measurements at September 30, 2025
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$11,615	$11,615	$—	$—

Liabilities:
Contingent earnout liability (2)	$1,613	$—	$—	$1,613

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

(2) The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared EBITDA projections and discount rates determined using a combination of observable and unobservable market data updated quarterly based on changes to projections of acquired entities over the earnout periods, which spanned multiple years. The Company recognized a pretax contingent earnout expense totaling $60,000 and $503,000 in the three and nine months ended September 30, 2025, respectively, related to the fair value adjustments of earnout liability. The fair value of the contingent earnout liability is included in "Other accrued liabilities" on the Company's unaudited Condensed Consolidated Balance Sheets, based upon the term of the contingent earnout agreements.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and nine months ended September 30, 2025. The categorization of assets and liabilities within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

There were no goodwill impairments in 2024. The Company did not identify any impairment indicators during the three months ended March 31, 2025, June 30, 2025, or September 30, 2025.

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

Financial information as of and for the three and nine months ended September 30, 2025 and 2024 related to the Company's reportable segments is presented below:

	Three Months Ended September 30, 2025
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$76,995	$112,853	$103,401	$28,922	$322,171
Less:
Segment Expenses:
Compensation	44,205	56,312	48,560	13,030	162,107
Benefits and payroll taxes	8,365	11,007	9,666	2,375	31,413
Non-employee labor	1,924	8,231	4,176	681	15,012
Total Compensation	54,494	75,550	62,402	16,086	208,532
Office rent and occupancy	1,077	3,476	2,129	892	7,574
Other office operating expense (1)	4,320	7,239	4,266	1,570	17,395
Depreciation	1,078	1,031	1,442	1,715	5,266
Professional fees	453	1,925	4,833	539	7,750
Cost of risk	367	1,022	757	461	2,607
Other, net (2)	(913)	(175)	92	436	(560)
Total Other Operating Expense	6,382	14,518	13,519	5,613	40,032
Allocated corporate, shared services, and administrative costs (3)	9,178	15,338	11,915	4,639	41,070
Total Segment Expenses	70,054	105,406	87,836	26,338	289,634
Segment Operating Earnings	$6,941	$7,447	$15,565	$2,584	$32,537
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(5,946)
Net corporate interest expense					(3,788)
Stock option expense					(52)
Amortization of acquisition-related intangible assets					(2,126)
Non-service pension costs					(2,363)
Contingent earnout adjustments					(60)
Income before income taxes					18,202
Income taxes					(5,813)
Net Income					12,389
Net Income Attributable to Noncontrolling Interests					19
Net Income Attributable to Shareholders of Crawford & Company					$12,408

	Nine Months Ended September 30, 2025
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$234,809	$326,317	$300,402	$95,672	$957,200
Less:
Segment Expenses:
Compensation	134,410	163,474	140,009	43,350	481,243
Benefits and payroll taxes	26,057	31,071	28,306	7,639	93,073
Non-employee labor	4,880	23,893	12,798	2,256	43,827
Total Compensation	165,347	218,438	181,113	53,245	618,143
Office rent and occupancy	3,282	10,264	6,371	2,726	22,643
Other office operating expense (1)	13,192	20,916	12,878	5,660	52,646
Depreciation	3,131	3,032	4,328	5,106	15,597
Professional fees	1,290	5,007	13,482	1,814	21,593
Cost of risk	1,018	992	3,089	1,199	6,298
Other, net (2)	1,356	2,799	938	2,809	7,902
Total Other Operating Expense	23,269	43,010	41,086	19,314	126,679
Allocated corporate, shared services, and administrative costs (3)	29,181	46,330	36,783	14,470	126,764
Total Segment Expenses	217,797	307,778	258,982	87,029	871,586
Segment Operating Earnings	$17,012	$18,539	$41,420	$8,643	$85,614
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(19,183)
Net corporate interest expense					(11,590)
Stock option expense					(450)
Amortization of acquisition-related intangible assets					(5,751)
Non-service pension costs					(7,050)
Contingent earnout adjustments					(503)
Income before income taxes					41,087
Income taxes					(14,138)
Net Income					26,949
Net Income Attributable to Noncontrolling Interests					(75)
Net Income Attributable to Shareholders of Crawford & Company					$26,874

	Three Months Ended September 30, 2024
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$79,329	$105,741	$99,009	$45,296	$329,375
Less:
Segment Expenses:
Compensation	46,694	52,317	45,958	23,457	168,426
Benefits and payroll taxes	8,643	9,710	9,286	3,664	31,303
Non-employee labor	1,718	7,368	4,436	1,855	15,377
Total Compensation	57,055	69,395	59,680	28,976	215,106
Office rent and occupancy	1,119	3,783	2,266	923	8,091
Other office operating expense (1)	4,052	7,147	4,113	2,619	17,931
Depreciation	806	833	1,152	1,546	4,337
Professional fees	474	2,783	4,617	500	8,374
Cost of risk	385	895	1,364	496	3,140
Other, net (2)	681	2,362	217	485	3,745
Total Other Operating Expense	7,517	17,803	13,729	6,569	45,618
Allocated corporate, shared services, and administrative costs (3)	9,314	13,407	11,198	5,918	39,837
Total Segment Expenses	73,886	100,605	84,607	41,463	300,561
Segment Operating Earnings	$5,443	$5,136	$14,402	$3,833	$28,814
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(6,979)
Net corporate interest expense					(4,682)
Stock option expense					(188)
Amortization of acquisition-related intangible assets					(1,932)
Non-service pension costs					(2,441)
Contingent earnout adjustments					2,128
Income before income taxes					14,720
Income taxes					(5,333)
Net Income					9,387
Net Loss Attributable to Noncontrolling Interests					66
Net Income Attributable to Shareholders of Crawford & Company					$9,453

	Nine Months Ended September 30, 2024
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$232,724	$306,116	$290,394	$116,022	$945,256
Less:
Segment Expenses:
Compensation	136,432	152,922	134,684	57,673	481,711
Benefits and payroll taxes	26,625	28,995	27,279	9,523	92,422
Non-employee labor	4,173	18,504	13,136	4,114	39,927
Total Compensation	167,230	200,421	175,099	71,310	614,060
Office rent and occupancy	3,431	10,785	6,862	2,763	23,841
Other office operating expense (1)	11,527	21,080	11,957	6,882	51,446
Depreciation	2,413	2,421	3,618	4,791	13,243
Professional fees	1,229	8,416	12,870	1,583	24,098
Cost of risk	1,054	2,882	2,679	884	7,499
Other, net (2)	2,014	6,400	1,061	3,511	12,986
Total Other Operating Expense	21,668	51,984	39,047	20,414	133,113
Allocated corporate, shared services, and administrative costs (3)	29,019	41,183	33,951	17,881	122,034
Total Segment Expenses	217,917	293,588	248,097	109,605	869,207
Segment Operating Earnings	$14,807	$12,528	$42,297	$6,417	$76,049
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(20,065)
Net corporate interest expense					(12,534)
Stock option expense					(494)
Amortization of acquisition-related intangible assets					(5,656)
Non-service pension costs					(7,313)
Contingent earnout adjustments					1,547
Income before income taxes					31,534
Income taxes					(10,866)
Net Income					20,668
Net Loss Attributable to Noncontrolling Interests					206
Net Income Attributable to Shareholders of Crawford & Company					$20,874

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

Segment assets consist of accounts receivable, less allowance for expected credit losses, unbilled revenues at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net. Assets at September 30, 2025 and December 31, 2024 were as follows:

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
September 30, 2025
Assets	$106,398	$152,987	$74,548	$74,768	$408,701
December 31, 2024
Assets	106,657	149,441	73,114	94,845	424,057

Revenues by geographic region and major service line for the North America Loss Adjusting, International Operations, Broadspire and Platform Solutions segments are shown in Note 2, "Revenue Recognition."

Capital expenditures for the three and nine months ended September 30, 2025 and 2024 are shown in the following table:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
North America Loss Adjusting	$1,083	$1,113	$4,300	$3,320
International Operations	227	806	454	974
Broadspire	3,946	3,423	11,291	9,340
Platform Solutions	777	1,182	2,739	3,598
Corporate	3,065	4,472	8,802	12,213
Total capital expenditures	$9,098	$10,996	$27,586	$29,445

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Segments' revenues before reimbursements	$322,171	$329,375	$957,200	$945,256
Reimbursements	10,636	13,351	33,541	37,396
Total consolidated revenues	$332,807	$342,726	$990,741	$982,652

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating earnings of all reportable segments	$32,537	$28,814	$85,614	$76,049
Unallocated corporate and shared costs and credits	(5,946)	(6,979)	(19,183)	(20,065)
Net corporate interest expense	(3,788)	(4,682)	(11,590)	(12,534)
Stock option expense	(52)	(188)	(450)	(494)
Amortization of acquisition-related intangible assets	(2,126)	(1,932)	(5,751)	(5,656)
Non-service pension costs	(2,363)	(2,441)	(7,050)	(7,313)
Contingent earnout adjustments	(60)	2,128	(503)	1,547
Income before income taxes	$18,202	$14,720	$41,087	$31,534

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at September 30, 2025 and December 31, 2024 are presented in the following table:

	September 30, 2025	December 31, 2024
	(In thousands)
Assets of reportable segments	$408,701	$424,057
Corporate assets:
Cash and cash equivalents	68,767	55,412
Income taxes receivable	3,626	5,337
Prepaid expenses and other current assets	35,960	40,334
Net property and equipment	17,804	20,554
Operating lease right-of-use asset, net	75,249	78,808
Capitalized software costs, net	118,123	111,854
Deferred income tax assets	23,783	25,305
Other noncurrent assets	47,826	42,094
Total corporate assets	391,138	379,698
Total assets	$799,839	$803,755

11. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On September 30, 2025, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,457,000.

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

(In thousands)	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$68,767	$55,412	$52,340	$58,363
Restricted cash within prepaid expenses and other current assets	348	917	2,343	1,182
Total cash, cash equivalents and restricted cash	$69,115	$56,329	$54,683	$59,545

13. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of these funds totaled $552,041,000 and $566,280,000 at September 30, 2025 and December 31, 2024, respectively.

14. Subsequent Event

On October 30, 2025, the Company's Board of Directors authorized the addition of 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization which had a remaining authorization to purchase 813,865 shares at September 30, 2025. Under the new repurchase program, repurchases may be made through December 31, 2027 in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The new authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended September 30, 2025 and 2024, and as of September 30, 2025, and December 31, 2024, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2024. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Results of Operations

Consolidated revenues before reimbursements decreased $(7.2) million, or (2.2)%, for the three months ended September 30, 2025, compared with the same period of 2024. This decrease was due to decreases in our North America Loss Adjusting and Platform Solutions operating segments. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $3.3 million, or 1.0%, for the three months ended September 30, 2025. Consolidated revenues before reimbursements increased $11.9 million, or 1.3%, for the nine months ended September 30, 2025, compared with the same period of 2024. This increase was due to increases in our North America Loss Adjusting, International Operations and Broadspire operating segments. Changes in foreign exchange rates decreased consolidated revenues before reimbursements by $(1.6) million, or (0.1)%, for the nine months ended September 30, 2025, as compared with the prior year period. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and nine months ended September 30, 2025.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended September 30, 2024
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	% Variance
Revenues:
North America Loss Adjusting	$76,995	$79,329	(2.9)%	$77,207	(2.7)%
International Operations	112,853	105,741	6.7%	109,311	3.4%
Broadspire	103,401	99,009	4.4%	103,401	4.4%
Platform Solutions	28,922	45,296	(36.1)%	28,922	(36.1)%
Total revenues before reimbursements	322,171	329,375	(2.2)%	318,841	(3.2)%
Reimbursements	10,636	13,351	(20.3)%	10,343	(22.5)%
Total Revenues	$332,807	$342,726	(2.9)%	$329,184	(4.0)%

	Nine Months Ended			Nine Months Ended
				Based on exchange rates for the nine months ended September 30, 2024
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	% Variance
Revenues:
North America Loss Adjusting	$234,809	$232,724	0.9%	$236,702	1.7%
International Operations	326,317	306,116	6.6%	326,059	6.5%
Broadspire	300,402	290,394	3.4%	300,402	3.4%
Platform Solutions	95,672	116,022	(17.5)%	95,672	(17.5)%
Total revenues before reimbursements	957,200	945,256	1.3%	958,835	1.4%
Reimbursements	33,541	37,396	(10.3)%	33,600	(10.2)%
Total Revenues	$990,741	$982,652	0.8%	$992,435	1.0%

Excluding foreign currency impacts, consolidated revenues before reimbursements decreased $(10.5) million, or (3.2)%, for the three months ended September 30, 2025, but increased $13.6 million, or 1.4%, for the nine months ended September 30, 2025 compared with the same periods of 2024. Revenues from the North America Loss Adjusting segment decreased in the 2025 third quarter due to a reduction in claims within U.S. Field Operations, partially offset by the transfer of the inspection services business from Platform Solutions. Revenues from the North America Loss Adjusting segment increased for the nine months ended September 30, 2025 due to revenue growth in U.S. Global Technical Services and the addition of the inspection services business transferred from the Platform Solutions segment, partially offset by a decline in U.S. Field Operations revenues. Excluding foreign currency impacts, revenues from the International Operations segment increased in the 2025 third quarter and year-to-date periods in all geographic regions with the exception of Latin America, which decreased slightly for the third quarter. Revenues from the Broadspire segment increased for the quarter and year-to-date periods due to an increase in Claims and Medical Management revenues. Revenues from the Platform Solutions segment decreased in the third quarter and year-to-date periods due to decreases in revenues from weather-related activity and staff augmentation services in the Networks service line and a reduction in inspection services cases due to the transfer of this business to the North America Loss Adjusting segment.

Overall, there was a decrease in cases received of (9.2)% for the three months ended September 30, 2025 and a decrease of (6.2)% for the nine months ended September 30, 2025. Within our North America Loss Adjusting segment, cases increased for the 2025 third quarter and year-to-date periods as a result of an increase in low value inspection services cases transferred from our Platforms Solutions group with minimal revenues. Cases within our International Operations segment declined for the third quarter and year-to-date periods, primarily due to decreases in the U.K., Europe, and Latin America, due to decreases in high-frequency, low-severity cases, and decreases in Australia due to higher weather-related activity in the prior year-to-date period. There was an increase in cases within our Broadspire segment for the third quarter and year-to-date periods primarily due to an increase in new disability clients within Claims Management. Within our Platform Solutions segment, the decreases for the third quarter and year-to-date periods were primarily related to the transfer of low value inspection services to North America Loss Adjusting, as well as a decrease in Contractor Connection and Subrogation cases.

Cases received are presented below by segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	September 30, 2024	Variance
North America Loss Adjusting	77,301	65,702	17.7%	251,213	187,183	34.2%
International Operations	102,256	112,818	(9.4)%	330,140	369,750	(10.7)%
Broadspire	142,609	140,801	1.3%	420,692	415,066	1.4%
Platform Solutions	43,209	83,190	(48.1)%	127,236	231,457	(45.0)%
Total Crawford Cases Received	365,375	402,511	(9.2)%	1,129,281	1,203,456	(6.2)%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and nine months ended September 30, 2025:

		Three Months Ended
		September 30, 2025		September 30, 2024
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$186,845	58.0%	$200,160	60.8%
U.K.	GBP	45,476	14.1%	42,265	12.8%
Canada	CAD	22,473	7.0%	23,474	7.1%
Australia	AUD	24,116	7.5%	23,530	7.1%
Europe	EUR	17,237	5.3%	15,260	4.6%
Rest of World		26,024	8.1%	24,686	7.6%
Total Revenues, before reimbursements		$322,171		$329,375

		Nine Months Ended
		September 30, 2025		September 30, 2024
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$563,365	58.9%	$569,624	60.3%
U.K.	GBP	134,140	14.0%	123,940	13.1%
Canada	CAD	67,518	7.1%	69,516	7.4%
Australia	AUD	64,771	6.8%	65,507	6.9%
Europe	EUR	49,911	5.2%	45,806	4.8%
Rest of World		77,495	8.0%	70,863	7.5%
Total Revenues, before reimbursements		$957,200		$945,256

Costs of services provided, before reimbursements, decreased $(7.6) million, or (3.2)%, for the three months ended September 30, 2025 as compared to 2024. The decrease was primarily due to a decrease in compensation expense in North America Loss Adjusting related to the reduction in claims within U.S. Field Operations, and a decrease in Platform Solutions due to decreases in revenues from weather-related activity and staff augmentation services in the Networks service line. Costs of services provided, before reimbursements, increased $2.4 million, or 0.4%, for the nine months ended September 30, 2025, as compared to the 2024 period. As a percentage of revenues before reimbursements, costs of services increased consistent with the increase in revenues. The increase was primarily due to an increase in compensation expense in International Operations, which had increased revenues in all geographic regions, and Broadspire, which had improvements in Claims and Medical Management revenues. These were partially offset by reductions in compensation expense in North America Loss Adjusting and Platform Solutions.

Selling, general, and administrative ("SG&A") expenses decreased $(2.1) million, or (3.0)%, in the three months ended September 30, 2025 as compared with the 2024 period. The decrease is primarily due to a decrease in professional fees and administrative compensation expenses. SG&A expenses increased $1.2 million, or 0.5%, in the nine months ended September 30, 2025 as compared with the 2024 period, primarily due to a one-time indirect tax expense of $3.1 million, partially offset by lower professional fees and administrative compensation expenses.

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

Operating results for our North America Loss Adjusting, International Operations, Broadspire, and Platform Solutions segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:
North America Loss Adjusting	$76,995	$79,329	$234,809	$232,724
International Operations	112,853	105,741	326,317	306,116
Broadspire	103,401	99,009	300,402	290,394
Platform Solutions	28,922	45,296	95,672	116,022
Total Revenues before reimbursements	322,171	329,375	957,200	945,256
Reimbursements	10,636	13,351	33,541	37,396
Total Revenues	$332,807	$342,726	$990,741	$982,652
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$54,494	$57,055	$165,347	$167,230
% of related revenues before reimbursements	70.8%	71.9%	70.4%	71.9%
International Operations	75,550	69,395	218,438	200,421
% of related revenues before reimbursements	66.9%	65.6%	66.9%	65.5%
Broadspire	62,402	59,680	181,113	175,099
% of related revenues before reimbursements	60.3%	60.3%	60.3%	60.3%
Platform Solutions	16,086	28,976	53,245	71,310
% of related revenues before reimbursements	55.6%	64.0%	55.7%	61.5%
Total	$208,532	$215,106	$618,143	$614,060
% of Revenues before reimbursements	64.7%	65.3%	64.6%	65.0%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$15,560	$16,831	$52,450	$50,687
% of related revenues before reimbursements	20.2%	21.2%	22.3%	21.8%
International Operations	29,856	31,210	89,340	93,167
% of related revenues before reimbursements	26.5%	29.5%	27.4%	30.4%
Broadspire	25,434	24,927	77,869	72,998
% of related revenues before reimbursements	24.6%	25.2%	25.9%	25.1%
Platform Solutions	10,252	12,487	33,784	38,295
% of related revenues before reimbursements	35.4%	27.6%	35.3%	33.0%
Total before reimbursements	81,102	85,455	253,443	255,147
% of Revenues before reimbursements	25.2%	25.9%	26.5%	27.0%
Reimbursements	10,636	13,351	33,541	37,396
Total	$91,738	$98,806	$286,984	$292,543
% of Revenues	27.6%	28.8%	29.0%	29.8%
Segment Operating Earnings:
North America Loss Adjusting	$6,941	$5,443	$17,012	$14,807
% of related revenues before reimbursements	9.0%	6.9%	7.2%	6.4%
International Operations	7,447	5,136	18,539	12,528
% of related revenues before reimbursements	6.6%	4.9%	5.7%	4.1%
Broadspire	15,565	14,402	41,420	42,297
% of related revenues before reimbursements	15.1%	14.5%	13.8%	14.6%
Platform Solutions	2,584	3,833	8,643	6,417
% of related revenues before reimbursements	8.9%	8.5%	9.0%	5.5%
(Deduct) Add:
Unallocated corporate and shared costs, net	(5,946)	(6,979)	(19,183)	(20,065)
Net corporate interest expense	(3,788)	(4,682)	(11,590)	(12,534)
Stock option expense	(52)	(188)	(450)	(494)
Amortization of acquisition-related intangible assets	(2,126)	(1,932)	(5,751)	(5,656)
Contingent earnout adjustments	(60)	2,128	(503)	1,547
Non-service pension costs	(2,363)	(2,441)	(7,050)	(7,313)
Income before income taxes	18,202	14,720	41,087	31,534
Provision for income taxes	(5,813)	(5,333)	(14,138)	(10,866)
Net income	12,389	9,387	26,949	20,668
Net loss (income) attributable to noncontrolling interests	19	66	(75)	206
Net income attributable to shareholders of Crawford & Company	$12,408	$9,453	$26,874	$20,874

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating earnings in our North America Loss Adjusting segment totaled $6.9 million, or 9.0% of revenues before reimbursements, for the three months ended September 30, 2025, compared with 2024 operating earnings of $5.4 million, or 6.9% of revenues before reimbursements. For the nine months ended September 30, 2025, our North American Loss Adjusting segment reported operating earnings of $17.0 million, or 7.2% of revenues before reimbursements, compared with 2024 operating earnings of $14.8 million, or 6.4% of revenues before reimbursements. The increase in operating earnings in the 2025 third quarter was driven by improved staff utilization in U.S. Global Technical Services and Canada Loss Adjusting, as well as a decrease in allowance for estimated credit losses. Year-to-date, the increase in operating earnings was due to revenue growth and improved efficiencies in U.S. Global Technical Services, attributable to new client additions and expansion with existing accounts, as well as a decrease in allowance for estimated credit losses.

Excluding centralized indirect support costs, gross profit increased from $14.8 million, or 18.6% of revenues before reimbursements in 2024, to $16.1 million, or 20.9% of revenues before reimbursements, in the three months ended September 30, 2025, primarily due to improved staff utilization in U.S. Global Technical Services, U.S. Field Operations, and Canada Loss Adjusting, as well as a decrease in allowance for estimated credit losses. For the nine months ended September 30, 2025, gross profit increased from $43.8 million or 18.8% of revenues before reimbursements in 2024 to $46.2 million, or 19.7% of revenues before reimbursements, due to revenue growth and improved efficiencies in U.S. Global Technical Services, attributable to new client additions and expansion with existing accounts, as well as a decrease in allowance for estimated credit losses.

Operating results for our North America Loss Adjusting segment, including gross profit, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2024
Three Months Ended September 30,	2025	2024	Variance	2025	Variance
Revenues	$76,995	$79,329	(2.9)%	$77,207	(2.7)%
Direct expenses	60,876	64,572	(5.7)%	61,050	(5.5)%
Gross profit	16,119	14,757	9.2%	16,157	9.5%
Indirect expenses	9,178	9,314	(1.5)%	9,203	(1.2)%
Total North America Loss Adjusting Operating Earnings	$6,941	$5,443	27.5%	$6,954	27.8%

Gross profit margin	20.9%	18.6%	2.3%	20.9%	2.3%
Operating margin	9.0%	6.9%	2.1%	9.0%	2.1%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2024
Nine Months Ended September 30,	2025	2024	Variance	2025	Variance
Revenues	$234,809	$232,724	0.9%	$236,702	1.7%
Direct expenses	188,616	188,898	(0.1)%	190,313	0.7%
Gross profit	46,193	43,826	5.4%	46,389	5.8%
Indirect expenses	29,181	29,019	0.6%	29,458	1.5%
Total North America Loss Adjusting Operating Earnings	$17,012	$14,807	14.9%	$16,931	14.3%

Gross profit margin	19.7%	18.8%	0.9%	19.6%	0.8%
Operating margin	7.2%	6.4%	0.8%	7.2%	0.8%

Revenues before Reimbursements

North America Loss Adjusting segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2024
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	Variance
U.S.	$54,522	$55,855	(2.4)%	$54,522	(2.4)%
Canada	22,473	23,474	(4.3)%	22,685	(3.4)%
Total North America Loss Adjusting Revenues before Reimbursements	$76,995	$79,329	(2.9)%	$77,207	(2.7)%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2024
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	Variance
U.S.	$167,291	$163,208	2.5%	$167,291	2.5%
Canada	67,518	69,516	(2.9)%	69,411	(0.2)%
Total North America Loss Adjusting Revenues before Reimbursements	$234,809	$232,724	0.9%	$236,702	1.7%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $77.0 million in the three months ended September 30, 2025, compared with $79.3 million in the 2024 period. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately (0.2)%, or $(0.2) million, for the three months ended September 30, 2025 as compared with the 2024 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $77.2 million for the three months ended September 30, 2025. There was an increase in segment unit volume, measured principally by cases received, of 17.7% for the three months ended September 30, 2025, compared with the 2024 period. This includes an increase in low value inspection services cases, previously handled within Platform Solutions, of 21,400 or 32.6%. There was a decrease in high-frequency, low-severity cases received of (4,300) or (6.5)% within Canada related to flooding during the 2024 period. In addition, there was a decrease in high-frequency, low-severity cases received of (2,200) or (3.3)% within U.S. Field Operations. Changes in product mix and in the rates charged for those services accounted for a 2.4% revenue increase for the three months ended September 30, 2025 compared with the same period in 2024, due to increases in pricing and average fee per case.

Revenues before reimbursements from our North America Loss Adjusting segment totaled $234.8 million in the nine months ended September 30, 2025, compared with $232.7 million in the 2024 period. The change in exchange rates decreased our North America Loss Adjusting segment revenues by approximately (0.8)%, or $(1.9) million, for the nine months ended September 30, 2025 as compared with the 2024 period. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $236.7 million for the nine months ended September 30, 2025. There was an increase in segment unit volume, measured principally by cases received, of 34.2% for the nine months ended September 30, 2025, compared with the 2024 period. This includes an increase in low value inspection services cases, previously handled within Platform Solutions, of 77,300 or 41.3%. There was a decrease in high-frequency, low-severity cases received of (4,300) or (2.3)% within Canada related to flooding during the 2024 period. In addition, there was a decrease in high-frequency, low-severity cases received of (6,400) or (3.4)% within U.S. Field Operations. Changes in product mix and in the rates charged for those services accounted for a 3.1% revenue increase for the nine months ended September 30, 2025 compared with the same period in 2024, due to increases in pricing and average fee per case.

Revenues decreased in the U.S. and Canada, based on constant foreign exchange rates, for the third quarter. The decrease in revenues within the U.S. was primarily due to declines in U.S Field Operations claims, reflecting lower significant weather events partially offset by the transfer of the inspection services business from Platform Solutions, which contributed $1.1 million to 2025 third quarter revenues. The slight decrease in Canada revenues, was attributable to lower significant weather events, including two major floods that occurred in the prior year third quarter.

On a year-to-date basis, revenues increased in the U.S. and decreased slightly in Canada, based on constant foreign exchange rates. The increase in revenues within the U.S. for the year-to-date period was primarily due to growth in U.S. Global Technical Services due to increased business from new and existing clients, as well as the transfer of the inspection services business from Platform Solutions, which contributed $3.7 million to the increase in 2025 year-to-date revenues. The slight decrease in Canada was attributable to lower significant weather events, including two major floods that occurred in the prior year third quarter.

Revenue variance components for our North America Loss Adjusting segment, for the three and nine months ended September 30, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Increase in cases received	17.7%	34.2%
Decrease due to foreign currency exchange rates	(0.2)%	(0.8)%
Transfer of low value inspection services cases from Platform Solutions	(32.6)%	(41.3)%
Reduction in high-frequency, low-severity cases within U.S. field operations	3.3%	3.4%
Canada high-frequency, low-severity case reduction due to prior year flooding	6.5%	2.3%
Change in product mix and rates	2.4%	3.1%
(Decrease) Increase in Revenues before Reimbursements	(2.9)%	0.9%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $2.0 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. Reimbursements were $6.4 million and $6.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	September 30, 2024	Variance
U.S.	53,327	36,707	45.3%	178,486	109,617	62.8%
Canada	23,974	28,995	(17.3)%	72,727	77,566	(6.2)%
Total North America Loss Adjusting Cases Received	77,301	65,702	17.7%	251,213	187,183	34.2%

Overall, there was an increase in cases of 17.7% in the three months ended September 30, 2025, compared to the same period in 2024. The increase in U.S. case volumes in the 2025 third quarter was primarily due to the increase in low value inspection services of 21,400 cases, transferred from Platform Solutions. There was a decrease in cases in Canada in the 2025 third quarter primarily due to a decrease in high-frequency, low-severity cases as a result of flooding in prior year third quarter.

There was an increase in cases of 34.2% in the nine months ended September 30, 2025, compared to the same period in 2024. The increase in U.S. case volumes in the 2025 year-to-date period was primarily due to the increase in low value inspection services of 77,300 cases, transferred from Platform Solutions. The decrease in cases in Canada for the 2025 year-to-date period was primarily due to a reduction in high-frequency, low-severity cases as a result of flooding in the prior year third quarter.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 70.8% for the three months ended September 30, 2025 compared with 71.9% for the 2024 period. For the nine months ended September 30, 2025, these expenses were 70.4% compared with 71.9% for the 2024 period. The total dollar amount of these expenses decreased to $54.5 million for the three months ended September 30, 2025 from $57.1 million for the comparable 2024 period, and were $165.3 million for the nine months ended September 30, 2025, decreasing from $167.2 million in 2024. The decreases in the 2025 third quarter and year-to-date expenses as a percentage of revenues before reimbursements were due to improved staff utilization in U.S. Global Technical Services and Canada Loss Adjusting, compared to each of the 2024 periods. In addition, the expenses decreased for the 2025 third quarter due to the decrease in revenues for the segment. There was an average of 2,038 full-time equivalent employees in this segment in the nine months ended September 30, 2025 compared with an average of 2,003 in the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $15.6 million for the three months ended September 30, 2025 compared with $16.8 million for the 2024 period. As a percentage of revenues before reimbursements, these expenses were 20.2% for the three months ended September 30, 2025 compared with 21.2% for the 2024 period. For the nine months ended September 30, 2025, these expenses were $52.5 million, compared with $50.7 million for the 2024 period. As a percentage of revenues before reimbursements, these expenses were 22.3% for the nine months ended September 30, 2025 compared with 21.8% for the 2024 period. The decreases in the 2025 third quarter expenses and as a percentage of revenues before reimbursements were due to a decrease in allowance for estimated credit losses as compared to the 2024 periods. The increases in the 2025 year-to-date expenses and as a percentage of revenues before reimbursements were due to increases in data processing costs, software costs, and centralized indirect support cost, partially offset by a decrease in allowance for estimated credit losses as compared to the 2024 periods.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $7.4 million, or 6.6% of revenues before reimbursements, for the three months ended September 30, 2025, compared with $5.1 million, or 4.9% of revenues before reimbursements, in the 2024 period. For the nine months ended September 30, 2025, our International Operations segment reported operating earnings of $18.5 million, or 5.7% of revenues before reimbursements, compared with operating earnings in 2024 of $12.5 million, or 4.1% of revenues before reimbursements. The increases in operating earnings for the three and nine months ended September 30, 2025 over the comparable 2024 periods was primarily due to improved operating results in the U.K., Asia, and Australia, partially offset by an increase in centralized indirect support costs.

Excluding centralized indirect support costs, gross profit increased from $18.5 million, or 17.5% of revenues before reimbursements in 2024, to $22.8 million, or 20.2% of revenues before reimbursements, in the three months ended September 30, 2025. For the nine months ended September 30, 2025, gross profit increased from $53.7 million, or 17.5% of revenues before reimbursements in 2024, to $64.9 million, or 19.9% of revenues before reimbursements. The increase in gross profit for the three and nine months ended September 30, 2025 over the comparable 2024 periods was primarily due to improved operating results in the U.K., Asia, and Australia during each period.

Operating results for our International Operations segment, including gross profit, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2024
Three Months Ended September 30,	2025	2024	Variance	2025	Variance
Revenues	$112,853	$105,741	6.7%	$109,311	3.4%
Direct expenses	90,069	87,198	3.3%	87,028	(0.2)%
Gross profit	22,784	18,543	22.9%	22,283	20.2%
Indirect expenses	15,337	13,407	14.4%	14,950	11.5%
Total International Operations Operating Earnings	$7,447	$5,136	45.0%	$7,333	42.8%

Gross profit margin	20.2%	17.5%	2.7%	20.4%	2.9%
Operating margin	6.6%	4.9%	1.7%	6.7%	1.8%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2024
Nine Months Ended September 30,	2025	2024	Variance	2025	Variance
Revenues	$326,317	$306,116	6.6%	$326,059	6.5%
Direct expenses	261,449	252,405	3.6%	260,735	3.3%
Gross profit	64,868	53,711	20.8%	65,324	21.6%
Indirect expenses	46,329	41,183	12.5%	46,742	13.5%
Total International Operations Operating Earnings	$18,539	$12,528	48.0%	$18,582	48.3%

Gross profit margin	19.9%	17.5%	2.4%	20.0%	2.5%
Operating margin	5.7%	4.1%	1.6%	5.7%	1.6%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for the three months ended September 30, 2024
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	Variance
U.K.	$45,476	$42,265	7.6%	$42,981	1.7%
Europe	26,801	25,116	6.7%	25,413	1.2%
Australia	24,116	23,530	2.5%	24,670	4.8%
Asia	8,077	5,847	38.1%	7,582	29.7%
Latin America	8,383	8,983	(6.7)%	8,665	(3.5)%
Total International Operations Revenues before Reimbursements	$112,853	$105,741	6.7%	$109,311	3.4%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for the nine months ended September 30, 2024
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	Variance
U.K.	$134,140	$123,940	8.2%	$130,936	5.6%
Europe	80,354	73,190	9.8%	79,876	9.1%
Australia	64,771	65,507	(1.1)%	66,901	2.1%
Asia	21,480	16,820	27.7%	20,875	24.1%
Latin America	25,572	26,659	(4.1)%	27,471	3.0%
Total International Operations Revenues before Reimbursements	$326,317	$306,116	6.6%	$326,059	6.5%

Revenues before reimbursements from our International Operations segment totaled $112.9 million in the three months ended September 30, 2025, compared with $105.7 million in the 2024 period. Absent foreign exchange fluctuations, each geographic region increased in revenues for the quarter with the exception of Latin America. The change in exchange rates increased our International Operations segment revenues by approximately 3.3%, or $3.6 million, for the three months ended September 30, 2025 as compared with the 2024 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $109.3 million for the three months ended September 30, 2025. There was a decrease in segment unit volume, measured principally by cases received, of (9.4)% for the three months ended September 30, 2025, compared with the 2024 period. There was a decrease in high-frequency, low-severity cases of (8,500), or (7.5)%, primarily in Brazil and Germany. There was also an increase in higher-value third-party administration claims in the U.K., which led to a 2.6% increase in revenue for the three months ended September 30, 2025, compared with the 2024 period. Changes in product mix and in the rates charged for those services accounted for a 2.7% revenue increase for the three months ended September 30, 2025 compared with the same period in 2024.

Revenues before reimbursements from our International Operations segment totaled $326.3 million in the nine months ended September 30, 2025, compared with $306.1 million in the 2024 period. Absent foreign exchange fluctuations, each geographic region increased in revenues for the year-to-date period. The change in exchange rates increased our International Operations segment revenues by approximately 0.1%, or $0.2 million, for the nine months ended September 30, 2025 as compared with 2024. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $326.1 million for the nine months ended September 30, 2025. There was a decrease in segment unit volume, measured principally by cases received, of (10.7)% for the nine months ended September 30, 2025, compared with the 2024 period. There was a decrease in high-frequency, low-severity cases of (38,000), or (10.3%), primarily in Brazil and the U.K. There was also an increase in higher-value third-party administration claims in the U.K, which led to a 4.2% increase in revenue for the nine months ended September 30, 2025, compared with the 2024 period. Changes in product mix and in the rates charged for those services accounted for a 2.7% revenue increase for the nine months ended September 30, 2025 compared with the same period in 2024.

Based on constant foreign exchange rates, the increase in revenues in the U.K. for the 2025 third quarter and year-to-date period was due to an increase in higher-value third-party administration revenues. There was an increase in revenues in Europe in the 2025 periods, compared with 2024, due to an expansion of the Spanish business. There was an increase in Australia in the 2025 periods, compared with 2024, due to increases in small weather events. There was an increase in revenues in Asia in the 2025 periods, compared with 2024, due to increases in Taiwan for claims related to the earthquake that occurred in 2024 and related to an earthquake impacting Thailand that occurred in the second quarter of 2025 that continues to generate revenues into the third quarter. The increase in revenues in Latin America in the 2025 periods was primarily driven by increased revenues in Brazil and Chile.

Revenue variance components for our International Operations segment, for the three and nine months ended September 30, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Decrease in cases received	(9.4)%	(10.7)%
Increase due to foreign currency exchange rates	3.3%	0.1%
Increase in U.K. revenues related to higher-value third-party administration claims	2.6%	4.2%
Change in high-frequency, low-severity cases received, primarily within the U.K., Brazil, and Germany	7.5%	10.3%
Change in product mix and rates	2.7%	2.7%
Increase in Revenues before Reimbursements	6.7%	6.6%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $7.6 million and $9.4 million for the three months ended September 30, 2025 and 2024, respectively. Reimbursements were $24.1 million and $26.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	September 30, 2024	Variance
U.K.	27,616	28,343	(2.6)%	86,388	101,364	(14.8)%
Europe	40,827	46,244	(11.7)%	133,587	135,122	(1.1)%
Australia	10,154	9,239	9.9%	32,629	42,176	(22.6)%
Asia	8,194	7,346	11.5%	23,374	19,351	20.8%
Latin America	15,465	21,646	(28.6)%	54,162	71,737	(24.5)%
Total International Operations Cases Received	102,256	112,818	(9.4)%	330,140	369,750	(10.7)%

Overall, there was a decrease in cases received of (9.4)% for the three months ended September 30, 2025, compared with the 2024 period. There was a decrease in the U.K. in the third quarter due to decreases in high-frequency, low-severity cases in third party administration. The decrease in Europe was primarily due to decreases in high-frequency, low-severity cases in third party administration within Germany. Cases increased in Australia due to an increase in small weather activity. The increase in cases received in Asia was due to an increase in cases in Thailand and Singapore. Latin America experienced a decrease in high-frequency, low-value cases received in Brazil.

There was a decrease in cases received of (10.7)% for the nine months ended September 30, 2025, compared with the 2024 period. There was a decrease in cases in the U.K. due to decreases in high-frequency, low-severity cases in third party administration. Cases slightly decreased in Europe due to a decrease in claims in Germany, offset by an increase in claims in Spain. Australia decreased primarily due to higher weather-related activity in the prior year. The increase in cases received in Asia was due to an increase in cases in Thailand and Singapore. Latin America experienced a decrease in high-frequency, low-value cases received in Brazil.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 66.9% for the three months ended September 30, 2025 compared with 65.6% for the 2024 period. The total dollar amount of these expenses was $75.6 million for the three months ended September 30, 2025, compared to $69.4 million for the 2024 period. For the nine months ended September 30, 2025, these expenses were 66.9%, compared with 65.5% in 2024, and were $218.4 million for the nine months ended September 30, 2025 compared to $200.4 million in 2024. The increase in cost and as a percentage of revenues before reimbursements for the 2025 third quarter was due to an increase in compensation expense, related to the increase in revenues, including incentive compensation. The increase in cost and as a percentage of revenues before reimbursements for the year-to-date period was due to an increase in compensation expense, related to the increase in revenues, including incentive compensation, and an increase in non-employee labor. There was an average of 3,511 full-time equivalent employees in this segment in the nine months ended September 30, 2025, compared with an average of 3,638 in the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $29.9 million for the three months ended September 30, 2025 compared with $31.2 million for the 2024 period. As a percentage of revenues before reimbursements, these expenses were 26.5% for the three months ended September 30, 2025 compared with 29.5% for the 2024 period. For the nine months ended September 30, 2025, these expenses were $89.3 million, compared with $93.2 million for the 2024 period. As a percentage of revenues before reimbursements, these expenses were 27.4% for the nine months ended September 30, 2025, compared with 30.4% for the 2024 period. The decrease in the expense and as a percentage of revenues before reimbursements for the 2025 third quarter was due to a reduction in professional and legal fees, partially offset by an increase in centralized indirect support costs. The year-to-date period decrease was due to a reduction in professional and legal fees as well as an insurance recovery, partially offset by an increase in centralized indirect support costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $15.6 million, or 15.1% of revenues before reimbursements, for the three months ended September 30, 2025 as compared with $14.4 million, or 14.5% of revenues before reimbursements, for the third quarter of 2024. For the nine months ended September 30, 2025, our Broadspire segment reported operating earnings of $41.4 million, or 13.8% of revenues before reimbursements, compared with 2024 operating earnings of $42.3 million, or 14.6% of revenues before reimbursements. The increase in the 2025 third quarter was primarily due to a decrease in cost of risk and office rent costs. The decrease in the 2025 year-to-date period was primarily due to an increase in software and centralized indirect support costs.

Excluding centralized indirect support costs, third quarter gross profit increased from $25.6 million, or 25.9% of revenues before reimbursements in 2024, to $27.5 million, or 26.6% of revenues before reimbursements in 2025. For the nine months ended September 30, 2025, gross profit increased from $76.2 million, or 26.3% of revenues before reimbursements in 2024, to $78.2 million, or 26.0% of revenues before reimbursements. This increase in gross profit for the 2025 third quarter was primarily due to the increase in revenues and a reduction in cost of risk. For the year-to-date period, gross profit increased primarily due to the increased revenues, partially offset by increases in software costs.

Operating results for our Broadspire segment, including gross profit, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	In thousands (except percentages)
Three Months Ended September 30,	2025	2024	Variance
Revenues	$103,401	$99,009	4.4%
Direct expenses	75,921	73,409	3.4%
Gross profit	27,480	25,600	7.3%
Indirect expenses	11,915	11,198	6.4%
Total Broadspire Operating Earnings	$15,565	$14,402	8.1%

Gross profit margin	26.6%	25.9%	0.7%
Operating margin	15.1%	14.5%	0.6%

	In thousands (except percentages)
Nine Months Ended September 30,	2025	2024	Variance
Revenues	$300,402	$290,394	3.4%
Direct expenses	222,199	214,146	3.8%
Gross profit	78,203	76,248	2.6%
Indirect expenses	36,783	33,951	8.3%
Total Broadspire Operating Earnings	$41,420	$42,297	(2.1)%

Gross profit margin	26.0%	26.3%	(0.3)%
Operating margin	13.8%	14.6%	(0.8)%

Revenues before Reimbursements

Broadspire revenues are derived from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Variance
Claims Management	$53,383	$50,293	6.1%
Medical Management	50,018	48,716	2.7%
Total Broadspire Revenues before Reimbursements	$103,401	$99,009	4.4%

	Nine Months Ended
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Variance
Claims Management	$155,028	$148,549	4.4%
Medical Management	145,374	141,845	2.5%
Total Broadspire Revenues before Reimbursements	$300,402	$290,394	3.4%

Revenues before reimbursements from our Broadspire segment totaled $103.4 million in the three months ended September 30, 2025 compared with $99.0 million in the 2024 period. This increase was primarily due to an increase in pricing in both service lines and a rise in cases in Claims Management. There was an increase in segment unit volume, measured principally by cases received, of 1.3% for the three months ended September 30, 2025 compared with the same period of 2024. This was primarily due to an increase in new disability clients within our Claims Management service line. Revenues were negatively impacted by a $(1.1) million decrease in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (1.1)% decrease in revenues. There was also a $1.0 million increase in revenues within our Medical Management service line for which no cases are received, or a 1.0% increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 3.2% revenue increase for the 2025 third quarter compared with the 2024 period.

For the nine months ended September 30, 2025, revenues before reimbursements from our Broadspire segment totaled $300.4 million compared with $290.4 million in the 2024 period. This increase was primarily due to an increase in pricing in both service lines and a rise in cases in Claims Management. There was an increase in segment unit volume, measured principally by cases received, of 1.4% for the nine months ended September 30, 2025 compared with the same period of 2024. This was primarily due to an increase in new disability clients within our Claims Management service line. Revenues were negatively impacted by a $(2.6) million decrease in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (0.9)% decrease in revenues. There was also a $3.3 million increase in revenues within our Medical Management service line for which no cases are received, or 1.1% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 1.8% revenue increase for the 2025 nine-month period compared with the 2024 period.

Revenue variance components for our Broadspire segment, for the three and nine months ended September 30, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Increase in cases received	1.3%	1.4%
Decrease in claims management revenues with no cases received	(1.1)%	(0.9)%
Increase in medical management revenues with no cases received	1.0%	1.1%
Change in product mix and rates	3.2%	1.8%
Increase in Revenues before Reimbursements	4.4%	3.4%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. Reimbursements were $2.4 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	September 30, 2024	Variance
Claims Management	102,302	100,121	2.2%	300,724	291,549	3.1%
Medical Management	40,307	40,680	(0.9)%	119,968	123,517	(2.9)%
Total Broadspire Cases Received	142,609	140,801	1.3%	420,692	415,066	1.4%

Overall case volumes increased 1.3% and 1.4% for the three and nine months ended September 30, 2025, respectively, due primarily to an increase in new disability clients within our Claims Management service line.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. These expenses totaled $62.4 million for the three months ended September 30, 2025, compared to $59.7 million for the 2024 period. As a percent of the related revenues before reimbursements, these expenses remained consistent at 60.3% for each of the 2024 and 2025 quarters. For the nine months ended September 30, 2025, these expenses totaled $181.1 million, compared to $175.1 million in 2024. For the nine months ended September 30, 2025, these expenses, as a percent of the related revenues before reimbursements, remained consistent with the 2024 period at 60.3%. The increase in cost in the third quarter and year-to-date periods was primarily due to increased employees, average wages, and incentive compensation, related to the increase in revenues. Average full-time equivalent employees in this segment totaled 2,799 in the nine months ended September 30, 2025, compared with 2,691 in the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements were 24.6% for the three months ended September 30, 2025, compared with 25.2% in the 2024 period. The amount of these expenses increased from $24.9 million for the three months ended September 30, 2024 to $25.4 million in 2025. For the nine months ended September 30, 2025 and 2024, these expenses were $77.9 million and $73.0 million, respectively. As a percentage of revenues before reimbursements, these expenses were 25.9% for the nine months ended September 30, 2025, compared with 25.1% for the 2024 period. While costs increased during the third quarter due to an increase in indirect support costs, costs as a percentage of revenues before reimbursements decreased due to improved operating leverage. The increase in year-to-date expenses and percentages of revenues before reimbursements was due to higher software costs and higher indirect support costs.

PLATFORM SOLUTIONS SEGMENT

Our Platform Solutions segment reported operating earnings of $2.6 million for the three months ended September 30, 2025, compared with operating earnings of $3.8 million in the 2024 period. The segment operating margin increased from 8.5% for the three months ended September 30, 2024, to 8.9% in the comparable 2025 period. For the nine months ended September 30, 2025, our Platform Solutions segment reported operating earnings of $8.6 million, or 9.0% of revenues before reimbursements, compared with 2024 operating earnings of $6.4 million, or 5.5% of revenues before reimbursements. The decrease in the third quarter operating earnings was primarily due to the decreased staff augmentation services in our Networks service line as operating margin as a percent of revenues before reimbursements increased slightly. The increase in operating earnings for the year-to-date period was due to a reduction in costs related to low value inspection services previously handled within our Networks service line, lower compensation costs due to decreased staff augmentation revenues, and a decrease in centralized indirect support costs.

Excluding indirect support costs, gross profit in the third quarter decreased from $9.8 million, or 21.5% of revenues before reimbursements in 2024, to $7.2 million, or 25.0% of revenues before reimbursements, in 2025. For the nine months ended September 30, 2025, gross profit decreased from $24.3 million, or 20.9% of revenues before reimbursements in 2024, to $23.1 million, or 24.2% of revenues before reimbursements in 2025. The decrease in gross profit was primarily due to the decreased staff augmentation services. The increase in gross profit as a percent of revenues before reimbursements was due to a reduction in costs related to low value inspection services previously handled within our Networks service line and lower compensation costs due to decreased staff augmentation revenues.

Operating results for our Platform Solutions segment, including gross profit, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	In thousands (except percentages)
Three Months Ended September 30,	2025	2024	Variance
Revenues	$28,922	$45,296	(36.1)%
Direct expenses	21,699	35,545	(39.0)%
Gross profit	7,223	9,751	(25.9)%
Indirect expenses	4,639	5,918	(21.6)%
Total Platform Solutions Operating Earnings	$2,584	$3,833	(32.6)%

Gross profit margin	25.0%	21.5%	3.5%
Operating margin	8.9%	8.5%	0.4%

	In thousands (except percentages)
Nine Months Ended September 30,	2025	2024	Variance
Revenues	$95,672	$116,022	(17.5)%
Direct expenses	72,559	91,724	(20.9)%
Gross profit	23,113	24,298	(4.9)%
Indirect expenses	14,470	17,881	(19.1)%
Total Platform Solutions Operating Earnings	$8,643	$6,417	34.7%

Gross profit margin	24.2%	20.9%	3.3%
Operating margin	9.0%	5.5%	3.5%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company markets in the U.S. Revenues before reimbursements by service line for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Variance
Contractor Connection	$16,516	$17,051	(3.1)%
Networks	5,189	20,787	(75.0)%
Subrogation	7,217	7,458	(3.2)%
Total Platform Solutions Revenues before Reimbursements	$28,922	$45,296	(36.1)%

	Nine Months Ended
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Variance
Contractor Connection	$51,897	$52,114	(0.4)%
Networks	21,729	41,903	(48.1)%
Subrogation	22,046	22,005	0.2%
Total Platform Solutions Revenues before Reimbursements	$95,672	$116,022	(17.5)%

Revenues before reimbursements from our Platform Solutions segment totaled $28.9 million in the three months ended September 30, 2025, compared with $45.3 million in the 2024 period. This decrease was primarily due to a decrease in staff augmentation services, as well as a reduction in low value inspection service cases. There was a decrease in segment unit volume, measured principally by cases received, of (48.1)%, for the three months ended September 30, 2025, compared with the 2024 period. This was primarily related to the transfer of low value inspection services cases from our Networks service line to North America Loss Adjusting, which resulted in (29,400), or (35.3%), fewer cases in the three months ended September 30, 2025, compared to 2024. There was a decrease in revenues from staff augmentation in our Networks service line which decreased revenues $(13.4) million, or (29.6)%, in the 2025 third quarter. There was a decrease in high-frequency, low-severity cases within our Subrogation service line of (3,250), or (3.9)% for the 2025 three month period compared with 2024. Changes in product mix and in the rates charged for those services accounted for a 2.4% revenue increase for the 2025 three month period compared with 2024.

For the nine months ended September 30, 2025, revenues before reimbursements from our Platform Solutions segment totaled $95.7 million, compared with $116.0 million in the 2024 period. This decrease was primarily due to a decrease in staff augmentation services, as well as a reduction in low value inspection service cases. There was a decrease in segment unit volume, measured principally by cases received, of (45.0)%, compared with the 2024 period. This was primarily related to the transfer of low value inspection services cases from our Networks service line to North America Loss Adjusting, which resulted in (87,300), or (37.7%), fewer cases in the nine months ended September 30, 2025, compared to 2024. There was a decrease in revenues from staff augmentation in our Networks service line which decreased revenues $(16.4) million, or (14.1)%, in the nine months ended September 30, 2025, compared to 2024. There was a decrease in high-frequency, low-severity cases within our Subrogation service line of (4,400), or (1.9)% for the 2025 nine-month period compared with 2024. Changes in product mix and in the rates charged for those services accounted for a 2.0% revenue increase for the 2025 nine-month period compared with 2024.

Revenue variance components for our Platform Solutions segment, for the three and nine months ended September 30, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Decrease in cases received	(48.1)%	(45.0)%
Transfer of low value inspection services cases to North America Loss Adjusting	35.3%	37.7%
Decrease in high-frequency, low-severity cases received within Subrogation	3.9%	1.9%
Decrease in revenues from staff augmentation	(29.6)%	(14.1)%
Change in product mix and rates	2.4%	2.0%
Decrease in Revenues before Reimbursements	(36.1)%	(17.5)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $0.1 million for the three months ended September 30, 2025 compared with $0.7 million in the 2024 period. Reimbursements were $0.6 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2025	September 30, 2024	Variance	September 30, 2025	September 30, 2024	Variance
Contractor Connection	29,304	31,360	(6.6)%	84,959	93,567	(9.2)%
Networks	7,301	41,991	(82.6)%	16,921	108,086	(84.3)%
Subrogation	6,604	9,839	(32.9)%	25,356	29,804	(14.9)%
Total Platform Solutions Cases Received	43,209	83,190	(48.1)%	127,236	231,457	(45.0)%

Overall case volumes were (48.1)% lower in the three months ended September 30, 2025 and (45.0)% lower in the nine months ended September 30, 2025 compared with the 2024 periods, primarily due to the transfer to North America Loss Adjusting of low value inspection services cases from our Networks service line resulting in 29,400 and 87,300 fewer cases in the three and nine months ended September 30, 2025, respectively, as compared to the 2024 periods. The decrease in cases in our Contractor Connection service line in the three and nine months ended September 30, 2025, is due to reduced claims activity in the marketplace. The reduction in cases in our Subrogation service line in the three and nine months ended September 30, 2025, is due to a reduction of high-frequency, low-severity cases as compared to the 2024 periods.

Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions direct compensation, fringe benefits, and non-employee labor expenses as a percent of revenues before reimbursements were 55.6% in the 2025 third quarter compared with 64.0% in the 2024 quarter. For the nine months ended September 30, 2025, these expenses were 55.7% compared with 61.5% in 2024. The dollar amount of these expenses was $16.1 million for the 2025 third quarter and $29.0 million in the 2024 quarter, and were $53.2 million for the nine months ended September 30, 2025 compared to $71.3 million in 2024. The decrease in costs in each of the three and nine months ended September 30, 2025 compared to the 2024 periods was due to lower compensation costs due to decreased staff augmentation and weather-related revenues and the reduction of employees performing low value inspection services. There was an average of 735 full-time equivalent employees in the Platform Solutions segment in the 2025 year-to-date period, compared with an average of 980 for the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were 35.4% of Platform Solutions revenues before reimbursements for the three months ended September 30, 2025 compared with 27.6% for the period in 2024. For the nine months ended September 30, 2025, these expenses were 35.3% compared with 33.0% in 2024. The dollar amount of these expenses was $10.3 million for the 2025 third quarter and $12.5 million in the 2024 quarter, and were $33.8 million for the nine months ended September 30, 2025 compared to $38.3 million in 2024. The decrease in costs before reimbursements for the third quarter and year-to-date periods is due to a reduction in data processing costs, the reduction of costs related to low value inspection services and a reduction in centralized indirect support costs. Costs as a percent of revenues increased related to the decrease in revenues for each of the three and nine months ended September 30, 2025 as compared to the 2024 periods.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits. We estimate that our effective income tax rate for 2025 will be approximately 34% to 36% after considering known discrete items as of September 30, 2025.

The provision for income taxes on consolidated income before income taxes totaled $5.8 million and $5.3 million for the three months ended September 30, 2025 and 2024, respectively. The overall effective tax rate decreased to 31.9% for the three months ended September 30, 2025 compared with 36.2% for the 2024 period primarily due to improved profitability in certain jurisdictions.

The provision for income taxes on consolidated income before income taxes totaled $14.1 million and $10.9 million for the nine months ended September 30, 2025 and 2024, respectively. The overall effective tax rate decreased slightly to 34.4% for the nine months ended September 30, 2025 compared with 34.5% for the 2024 period primarily due to improved profitability in certain jurisdictions, net of the one-time expense of $1.3 million related to administrative guidance issued by a foreign tax authority.

The foreign tax administrative guidance issuance noted above also resulted in a one-time indirect tax expense of $3.1 million for the nine months ended September 30, 2025, which is included in “Selling, general, and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA contains changes to key U.S. federal income tax laws. This change in U.S. tax law was accounted for in the three months ended September 30, 2025, and was immaterial to the Company's overall income tax provision.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $4.6 million and $5.5 million for the three months ended September 30, 2025 and 2024, respectively. Interest income was $0.8 million for each of the three months ended September 30, 2025 and 2024. Corporate interest expense totaled $14.0 million and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income was $2.4 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Stock option expense totaled $0.5 million for each of the nine months ended September 30, 2025 and 2024, respectively.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $2.1 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense associated with these intangible assets totaled $5.8 million for the nine months ended September 30, 2025 and $5.7 million for the 2024 period. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and nine months ended September 30, 2025 and 2024, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $5.9 million and $7.0 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, unallocated corporate and shared costs were $19.2 million and $20.1 million, respectively. The decrease in the 2025 third quarter was due to decrease in professional fees and administrative compensation expenses, partially offset by an increase in self-insurance expense. The decrease for the nine months ended September 30, 2025 was due to decrease in professional fees and administrative compensation expenses, partially offset by a one time indirect tax expense.

Contingent Earnout Adjustments

Contingent earnout expense (benefit) represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This resulted in expense of $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, compared to benefits of $(2.1) million and $(1.5) million for the three and nine months ended September 30, 2024. The fair value adjustments are based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Costs

Non-service pension costs totaled $2.4 million and $7.1 million for the three and nine months ended September 30, 2025, respectively, compared to $2.4 million and $7.3 million for the three and nine months ended September 30, 2024, respectively. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At September 30, 2025, our working capital balance (current assets less current liabilities) was approximately $97.4 million, an increase of $22.9 million from the working capital balance at December 31, 2024. Our cash and cash equivalents were $68.8 million at September 30, 2025, compared with $55.4 million at December 31, 2024.

Cash and cash equivalents as of September 30, 2025 consisted of $21.7 million held in the U.S. and $47.1 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to these earnings. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $51.7 million for the nine months ended September 30, 2025, compared with $11.1 million of cash provided by operating activities in the 2024 period. The increase in cash provided was primarily driven by higher earnings, net change in incentive compensation and net change in billed and unbilled receivables as compared to prior year.

Cash Used in Investing Activities

Cash used in investing activities decreased with $25.2 million for the nine months ended September 30, 2025, compared with $29.4 million used in the first nine months of 2024, due to a decrease in capitalized software costs, and proceeds from the disposition of a business within our International Operations segment.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities was $13.8 million for the nine months ended September 30, 2025, compared with $13.3 million cash provided in the 2024 period. During the first nine months of 2025, there was a decrease of $0.7 million in net borrowing from our revolving credit facility, compared with a net increase during the 2024 period of $29.0 million. The decrease in net borrowing in the 2025 period was primarily related to the increase in cash provided by operations. We paid $3.0 million for share repurchases in the 2025 period, compared with $3.6 million in the 2024 period. We paid $10.6 million in dividends in the nine months ended September 30, 2025 compared with $10.3 million in the 2024 period.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Facility with Bank of America (the "Credit Facility"), we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $223.5 million at September 30, 2025. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $218.1 million as of each of the periods ended September 30, 2025 and December 31, 2024.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve month EBITDA, as defined in our Credit Facility. At September 30, 2025, this resulted in total liquidity of $298.3 million.

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

For the nine months ended September 30, 2025 we made no contributions to our U.S. defined benefit pension plan and $2.2 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $1.9 million to the U.K. plans for the nine months ended September 30, 2024. We do not expect to make any additional discretionary contributions to our U.S. defined benefit pension plan during the remainder of 2025. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the nine months ended September 30, 2025, we paid $10.6 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheets as of September 30, 2025, compared with our unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 were as follows:

•
Accounts receivable decreased by $13.2 million excluding foreign currency exchange impacts. The decrease was primarily within Platforms Solutions related to weather related claims that were settled in the first quarter of 2025.
•
Accounts payable and accrued liabilities decreased $23.6 million excluding foreign currency exchange impacts. The decrease is primarily due to payments for employee incentive compensation earned in 2024, the timing of payroll, and the timing of payments to vendors within the U.S.

At September 30, 2025, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

New Accounting Standards Adopted

No new accounting standard were adopted during the three months ended September 30, 2025.

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 11 — Commitments and Contingencies — Legal Proceedings.” As of September 30, 2025 there is no pending material litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 11, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. The Company's Board of Directors subsequently amended this authorization to allow for repurchases through December 31, 2025. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. As of September 30, 2025 the Company was authorized to repurchase 813,865 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as June 30, 2025				1,089,809
July 1, 2025 - July 31, 2025
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals of July 31, 2025				1,089,809
August 1, 2025 - August 31, 2025
CRD-A	77,768	$10.54	77,768
CRD-B	2,754	$10.60	2,754
Totals of August 31, 2025				1,009,287
September 1, 2025 - September 30, 2025
CRD-A	185,330	$10.78	185,330
CRD-B	10,092	$10.34	10,092
Totals as of September 30, 2025	275,944		275,944	813,865

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Crawford & Company
(Registrant)

Date:	November 3, 2025	/s/ Rohit Verma
Rohit Verma
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2025	/s/ W. Bruce Swain
W. Bruce Swain
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)