Form 10-K
period 2025-12-31
CRAWFORD & CO
filed 2026-03-02
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates of the Registrant was $239,809,090 as of June 30, 2025, based upon the closing prices of such stock as reported on the NYSE on such date. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and excludes voting and non-voting common stock beneficially owned by the directors and executive officers of the Registrant, some of whom may not be deemed to be affiliates upon judicial determination.

The number of shares outstanding of each class of the Registrant's common stock, as of February 26, 2026, was:

Class A Common Stock — $1.00 Par Value — 29,688,043 Shares

Class B Common Stock — $1.00 Par Value — 18,985,060 Shares

Documents incorporated by reference:

Portions of the Registrant's proxy statement for its 2026 annual shareholders' meeting, which proxy statement will be filed within 120 days of the Registrant's year end, are incorporated by reference into Part III hereof.

CRAWFORD & COMPANY

FORM 10-K

For The Year Ended December 31, 2025

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

PART I

ITEM 1. BUSINESS

Headquartered in Atlanta, Georgia, and founded in 1941, the Company is the world's largest publicly listed independent provider of claims management and outsourcing solutions to carriers, brokers and corporations with an expansive global network serving clients in more than 70 countries. For the year ended December 31, 2025, the Company reported total revenues before reimbursements of $1.266 billion.

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

NORTH AMERICA LOSS ADJUSTING. The North America Loss Adjusting segment accounted for 24.1% of our revenues before reimbursements in 2025. North America Loss Adjusting provides claims management and adjusting services to insurance carriers and self-insured entities in the U.S. and Canada related to property and casualty losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. North America Loss Adjusting revenues are substantially derived from the insurance carrier market in the U.S. and Canada. Insurance companies customarily manage their own claims administration and adjusting functions, but often rely upon third-parties for certain services which we provide, primarily with respect to field investigation and the evaluation and resolution of property and casualty insurance claims. This is comprised of the Loss Adjusting operations in the U.S. and Canada, including Global Technical Services and Field Operations. Global Technical Services provides claims management services to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries, including commercial property, forensic accounting, forensic engineering, transportation, retail, building and construction, cyber and energy. The Canadian operations include all operations within that country, including third party administration and Contractor Connection.

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

INTERNATIONAL OPERATIONS. The International Operations segment accounted for 34.6% of our revenues before reimbursements in 2025. International Operations provides claims management and adjusting services to insurance carriers and self-insured entities from the global property and casualty insurance company markets in the U.K., Europe, Australia, Asia and Latin America. International Operations revenues are substantially derived from the global insurance carrier market. Insurance companies customarily manage their own claims administration and adjusting functions, but often rely upon third-parties for certain services which we provide, primarily with respect to field investigation and the evaluation and resolution of property and casualty insurance claims.

The operations in each country include Loss Adjusting, Global Technical Services, third party administration, and, where applicable, Contractor Connection services. This segment also includes Legal Services, which provides legal services related to handling claims in certain regions.

BROADSPIRE. Our Broadspire segment is a leading third party administrator that provides services to the U.S. casualty and disability insurance and self-insured markets. This segment accounted for 31.8% of our revenues before reimbursements in 2025. Through the Broadspire segment, we provide a complete range of claims and risk management services and technology solutions to corporations in the self-insured or commercially-insured marketplace inclusive of brokers and insurance companies. In addition to desktop claim adjusting and the evaluation of claims, Broadspire also offers initial loss reporting services for claimants; loss mitigation services, such as medical bill review, medical case management and vocational rehabilitation; risk management information services; and administration of loss funds established to pay claims. Broadspire services are provided through two major service lines:

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

PLATFORM SOLUTIONS. The Platform Solutions segment accounted for 9.5% of our revenues before reimbursements in 2025. Platform Solutions provides services to the property and casualty insurance company and consumer markets in the U.S. through service lines known as Contractor Connection, Networks and Subrogation.

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

CUSTOMER CONCENTRATION

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2025, 2024, or 2023. However, for the year ended December 31, 2025, two customers in our Platform Solutions segment represented in excess of 10% of its revenues, and for each of the years ended December 31, 2024 and 2023, three customers in our Platform Solutions segment each represented in excess of 10% of its revenues. For the year ended December 31, 2023, our International Operations segment derived in excess of 10% of its revenues from one customer.

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

GLOBAL CORPORATE CITIZENSHIP

In February of 2025, a cross-section of global claims leaders from Crawford’s carrier and broker partner organizations completed a quantitative survey designed to assess the meaning and importance of sustainability in their companies and the claims industry. We compiled leader responses and insights and produced a global sustainability report. Among the claims leaders we surveyed, 76% stated that sustainability is an important decision criterion in partner or vendor selection processes and 80% reported that sustainability considerations impact their decisions about the products and services they develop.

We support workforce composition initiatives. Our Women Leadership Exploration and Development program, which is in its ninth year, develops the Company's women professionals globally through skill building, networking, and leadership exposure.

Our continued commitment to workforce composition initiatives was measured through our annual, global Employee Pulse survey conducted in September 2025. At the overall Company level, 85% of the respondents agreed that senior leadership supports workforce composition initiatives and over 80% responded that the organization is committed to the fair treatment of employees.

HUMAN CAPITAL

Human Capital is a key component to our success. Our people-first culture is reflected in our RESTORE values of Respect, Empowerment, Sustainability, Training, One Crawford, Recognition and Entrepreneurial Spirit which are supported in our workforce programs.

As of December 31, 2025, we had approximately 9,943 employees and third-party associates operating in 70 countries. Of our global employees, 94% are full-time. Approximately 77% of our workforce is concentrated in the U.S., Canada, U.K., Australia, and the Philippines. Women comprised 58% of our global workforce, 26% of our global senior management team and 53% of our female employees are in people management roles. With respect to our employees in the U.S., the percentage of our employees that identified as Black, Hispanic/Latino, and Asian were 16%, 10% and 4%, respectively.

Employee Engagement

In September 2025, we conducted our annual Employee Pulse survey for all our global workforce to measure their sentiment on our employee experience and culture. Our overall response rate was 77% which is 1% higher than the 2024 survey.

Employee engagement at the overall Company level remains strong, continuing the positive momentum from previous years. Responses to half of the questions from 2024 remained stable, while the other half saw a modest shift of 1–3 points. We saw encouraging gains in areas like team collaboration and leadership support. Notably, the most significant improvement was in employees’ feeling supported in balancing their health and well-being, and in experiencing stronger cooperation across teams.

Employees reported the highest scores in having a clear understanding of what is expected of them in their role, a strong sense of purpose in their job and alignment of their work with business strategy. As a result, 87% of employees feel empowered to make decisions that drive impact. Moreover, 83% of employees feel safe raising ethical concerns without fear of retaliation reflecting our commitment to fairness and open dialog. They also feel safe to speak up and feel that the Company is committed to fair treatment of our employees.

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

We are committed to helping our employees and their dependents maintain health and wellness by offering a range of benefits. In 2025 we continued to offer all employees a free subscription to the mental wellbeing platform, Headspace. The platform provides a library of articles and exercises on mental health, mindfulness, meditation, and good sleep habits. We expanded this service to provide access to 24/7 mobile coaching in support of mental wellbeing. For U.S. employees, this also includes virtual clinical therapy; and we continue to offer wellness programs through Personify Health (formerly Virgin Pulse), which promotes healthy life choices, and Hinge Health, a solution for chronic joint and muscle pain.

Employee Development

Training is not only a core value, but also a key component of our history and heritage. Employee development continued to be a strategic priority in 2025 with the Company offering skill-based training and relevant certifications for all employees. In 2025, we tracked approximately 45,000 training hours in our proprietary learning platform, KMC OnDemand™ ("KMC") for all formats of training offered globally.

In the U.S., we conducted four sessions of the Residential Property Loss Adjusting course, three sessions of the Commercial Property Loss Adjusting course, two sessions of the Casualty Loss Adjusting course, one Advanced Casualty Forum session, and six sessions of the Xactimate course to build skills that increase adjuster performance and success in the field. Through these classes, adjusters were not only exposed to the technical aspect of claims handling but also trained on critical success behaviors such as empathy and customer service – attributes we consider to be core and crucial for becoming a world-class claims professional. Our employees in the U.S. completed 340 designation courses offered by The Institutes, an educational provider for risk management and insurance courses. They achieved 25 designations including Associate in Claims ("AIC"), Associate in Management ("AIM"), Associate in Risk Management ("ARM"), Chartered Property Casualty Underwriter ("CPCU") and more. Also, 265 individual courses were completed for Property Technical Certification ("PTC") and 31 PTC certifications were earned. Additionally, we trained approximately 143 care and care management professionals and approximately 1,030 catastrophe adjusters in the U.S. through 54 instructor-led classes and 349 hours of Crawford Vision video viewing.

In 2025, our managers continued with a global management development program called the Manager Acceleration Program ("MAP"). The goal of this program is to enhance manager effectiveness by building and refining skills which enable managers to motivate, empower, and lead teams. In this journey, managers experience a blend of courses through online, self-paced and virtual instructor-led environments. The program is delivered by internal training facilitators in partnership with premier educational providers such as LinkedIn Learning and Franklin Covey. We had 41 new managers complete the MAP program this year and 75 employees who completed the Aspiring Manager Program aimed at building management skills in employees who aspire to be managers in the future.

Our focus on leadership development brought 32 individuals together from around the world for the Crawford Emerging Leaders Program, a week-long immersion program which builds leadership and business acumen skills, offers visibility to the Company's global senior management, provides experience working on business-critical projects and enables networking with colleagues from across the globe.

KMC is our source for online training for technical and professional development courses globally. In 2025, our employees spent approximately 28,250 hours on our online learning platform, KMC. We trained over 8,600 unique learners. A wide spectrum of courses on loss adjusting, liability, and workers compensation are also offered to our clients and adjusters across the industry. KMC has a robust catalog of courses that are Continuing Education ("CE") accredited in the U.S. and Canada, and we processed 2,044 CE requests this year. In addition, LinkedIn Learning remains a popular learning platform for our employees to build professional skills and stay connected with the latest in leadership, technology, AI, cybersecurity, and numerous other business-related topics. Over 1,255 employees worldwide spent approximately 6,400 hours completing approximately 5,600 courses on the LinkedIn Learning platform.

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

From time to time, we derive a material portion of our revenues from a limited number of clients. No single customer accounts for 10% or more of our consolidated revenues for the years ended December 31, 2025, 2024, or 2023. However, for the year ended December 31, 2025, two customers in our Platform Solutions segment represented in excess of 10% of its revenues, and for each of the years ended December 31, 2024 and 2023, three customers in our Platform Solutions segment each represented in excess of 10% of its revenues. For the year ended December 31, 2023, our International Operations segment derived in excess of 10% of its revenues from one customer.

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

We manage a large amount of highly sensitive and confidential consumer information including personal data, medical/health information and financial information. A security or privacy incident impacting data processed or stored in our own facilities or data maintained, processed or stored by our service providers, including cloud service providers, could compromise the confidentiality, integrity or availability of this information. Unauthorized access to or disclosure of sensitive and confidential information stored by us or our service providers may occur through break-ins, breaches of a secure network by an unauthorized party, systems and technology failures, failed internet processes, theft or misuse or other misconduct. It is also possible that unauthorized access to or disclosure of such sensitive and confidential information may be obtained through accidental or malicious failure to follow security policies or controls by us, our employees, or our service providers. If there were an inadvertent disclosure of confidential consumer information, or if a third party were to gain unauthorized access to the confidential information, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities, regulatory investigations, or fines. These incidents, if successful, could also materially disrupt operational systems and result in loss of intellectual property, trade secrets, other proprietary or competitively sensitive information. In addition, such perceived or actual unauthorized disclosure of the information we process or breach of our security could damage our reputation, result in the loss of customers and harm our business.

We are subject to increased frequency and complexity of cybersecurity attacks. Our failure to effectively identify such attacks or quickly recover from such attacks could materially adversely affect our business, results of operations, and financial condition.

Malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, ransomware, worms and other destructive or disruptive software and other attempts to gain access to confidential or personal data, denial of service attacks and other malicious activities are becoming increasingly diverse and sophisticated and the incidence of these events is on the rise worldwide and highlights the need for continual and effective cybersecurity awareness and education. Our business, which involves the collection, use, transmission and other processing of data, makes us and our clients and business partners attractive targets for threat actors such as hackers, denial-of-service attacks, malicious code distributors, perpetrators of phishing and ransomware attacks, and malicious insiders (including current and former employees), which may result in security incidents. Types of cybersecurity incidents may include unauthorized access, misuse, loss, corruption, inaccessibility, or destruction of data (including personal, confidential and sensitive data), unavailability of services, or other adverse events.

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

In the past three years, we have faced cyberattacks, and we expect to continue to face cyberattacks in the future. Some of these attacks have been successful, though none have been material. We have made investments in our information security policies, procedures and technical controls and routinely engage a third party to assess the maturity of our information security program against the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. However, we do not believe it is possible to protect our systems or third-party systems against every attempt at a malicious breach due to the increasing sophistication and frequency of such attacks. All employees receive security awareness training including communication of processes for reporting a potential security incident. We have a robust Cybersecurity and Privacy Incident Response Policy in place which provides a documented framework for handling high severity security and privacy incidents and facilitates coordination across multiple parts of the Company and with external expertise when necessary. Additionally, we have existing procedures to determine the potential materiality of a cybersecurity incident. These procedures include reporting protocols to and oversight from our Board of Directors. We also have disclosure controls and insider trading restrictions that would apply in the event of a material cybersecurity incident, and we routinely perform simulations and drills at both a technical and management level. Notwithstanding these measures, we cannot provide any assurance that we will always be able to prevent or mitigate a cybersecurity attack. These types of cybersecurity attacks and incidents can give rise to a variety of losses and costs, including legal exposure and regulatory fines, damages to reputation, and others.

Artificial intelligence and machine learning (together, “AI”) may not perform as intended in our solutions or operations and expose us to significant legal, regulatory, contractual and operational risks.

We use, and plan to expand the use of, artificial intelligence and machine learning in our services with the goal of improving efficiency and reducing costs. AI initiatives are complex, costly and uncertain. They may not achieve anticipated performance, accuracy, efficiency or financial outcomes, and could adversely affect our business, results of operations and financial condition.

Model performance, explainability, and fairness. AI outputs may be inaccurate, incomplete, biased, or otherwise unreliable, which could contribute to errors in claims handling support, misalignment of work, missed fraud signals, or inaccurate data provided to clients. Where AI is used in HR, errors or bias could lead to employment claims. Failures to document model design, training data, testing, monitoring and human oversight could impede explainability and remediation, invite client disputes, or lead to adverse regulatory scrutiny.

Data governance, privacy and security. AI systems rely on large volumes of data, including personal, sensitive, and client‑confidential information. Inadequate data governance (including provenance, minimization, quality, retention, access controls, and vendor controls) may result in privacy or data protection violations, cross border transfer non-compliance, or contractual breaches. Use of third‑party AI tools can increase risk of data leakage, prompt‑injection, model exfiltration and other cyber threats. Any such incident could result in service disruption, regulatory investigations, litigation, fines, contractual liability, and reputational harm.

Emerging and evolving AI regulation. Multiple jurisdictions have adopted or proposed AI specific frameworks that may classify certain uses as higher risk and impose obligations such as risk management systems, testing and validation, technical documentation, transparency notices, impact/risk assessments, incident reporting, human oversight, and vendor/processor due diligence. We may also face requirements under general consumer protection, unfair practices, anti-discrimination and sectoral rules (including scrutiny of AI used in claims processes by insurance market stakeholders). Divergent or rapidly changing obligations can increase compliance costs, require product or process changes, delay deployments, and affect cross-border operations.

Contractual and client assurance pressures. Clients are increasingly requiring AI related representations, warranties, audit rights, transparency, impact assessments, and indemnities. Failure to meet client standards or disagreements over the scope of AI use, data rights, performance, bias, or audit findings could lead to lost business, disputes, or liabilities.

If any of these risks materialize, we could face investigations, enforcement actions, fines or penalties; private litigation; contractual liability to clients and partners; increased compliance and assurance costs; constraints on data use or model deployment; and loss of customers or market reputation. Compliance with new or differing AI requirements across jurisdictions could be costly and complex, and we may be unable to timely adapt our systems, processes and vendor arrangements.

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

Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we collect, process and store information at the direction of and on behalf of our customers and if our customers fail to comply with their own obligations or applicable laws, it could result in litigation or reputational harm to us.

Transferring personal information across international borders is increasingly complex and subject to a growing body of enforcement decisions. The increased focus on cross-border data transfers in various countries, in addition to new data protection and privacy laws, means our clients are also more attune to data sharing and requiring data transfer impact assessments for countries which are not deemed to provide an adequate level of protection as the data-originating country. These requirements are often complex, conflicting, unclear or ever changing, all of which can make compliance challenging and may result in an increase in the obligations required to provide our services in the U.K. and EU or in sanctions and fines for non-compliance. Several other countries, including Brazil, China, Canada and Australia, have also established specific legal requirements for cross-border transfers of personal information. These ongoing developments around the world could increase our operating costs as well as impact how we function across borders.

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

Our international operations subject us to political, legal, operational, financial, exchange rate and other risks that we do not face in our domestic operations. Many of these operations are substantially smaller than our U.S. operations and as such are at risk of generating operating losses due to lack of scale. We face, among other risks, the risk of discriminatory regulation; nationalization or expropriation of assets; changes in both domestic and foreign laws regarding taxation, trade and investment abroad; pandemics; potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights; or price controls and exchange controls or other restrictions that could prevent us from transferring funds from these operations out of the countries in which they were earned or converting local currencies we hold into U.S. dollars or other currencies.

Although we do not have direct exposure from the ongoing and potential global conflicts including Russia and the Ukraine, the Middle East, and growing tensions in the Asia Pacific region, we are aware of their potential negative impact to adjacent economies which could lower claim activity across our network of offices and increase our exposure to cyberattacks.

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

Natural or man-made disasters or other acts of violence may affect the markets in which we operate, our clients and our service delivery.

Our business may be negatively affected by instability, disruption or destruction in the many geographic regions where we operate. Natural or man-made disasters, including storm, flood, fire, earthquake, pandemics and other regional or global health crises, as well as war, terrorism, riot, civil insurrection or social unrest, may cause damage to our facilities or disrupt our services. This includes our shared services centers which exist in international geographies. Specifically, we continue to increase employees and processes performed by our Global Business Service Centers located in the Philippines. Our crisis management procedures, business continuity plans and disaster recovery capabilities may not be effective at preventing or mitigating the effects of such disasters, particularly in the case of a catastrophic event. These events may pose significant security risks to our employees, the facilities where they work, our operations, electricity and other utilities, communications, travel and network services and the disruption of any or all of them could materially adversely affect our financial results.

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

Although no material weaknesses exist as of December 31, 2025, if we identify material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities laws regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot be certain that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

LIQUIDITY AND CAPITAL

Our U.S. qualified defined benefit pension plan (the "U.S. Qualified Plan") is underfunded. Future funding requirements, including those imposed by any further regulatory changes, could restrict cash available for our operating, financing, and investing requirements.

At the end of the most recent measurement period for our U.S. Qualified Plan, the projected benefit obligation was underfunded by $15.4 million. We did not make any voluntary contributions to this plan in 2023, 2024, or 2025. In 2026, we expect to make discretionary contributions of $3.0 million to minimize future required contributions. Volatility in the capital markets, mortality changes and future legislation may have a negative impact on our pension plan, which may further increase the underfunded portion and our attendant funding obligations. Any future contributions to our underfunded defined benefit pension plan could reduce our liquidity, restrict available cash for our operating, financing, and investing needs and may materially adversely affect our financial condition and our ability to deploy capital to other opportunities. Any decision to terminate the plan and settle the defined-benefit pension obligation would result in a non-cash charge within the Consolidated Statements of Operations related to unrecognized actuarial losses in accumulated other comprehensive income, which totals $167.2 million as of December 31, 2025.

We have debt covenants in our credit facility that require us to maintain compliance with certain financial ratios and other requirements. If we are not able to maintain compliance with these requirements, all of our outstanding debt could become immediately due and payable.

We are party to a credit facility, effective as of December 2, 2025, with Bank of America, N.A., Wells Fargo Bank, N.A., Truist Bank, and the other lenders a party thereto, (the "Credit Facility"). The Credit Facility consists of a $500 million revolving credit facility, with a letter of credit sub-commitment of $125 million. The available borrowing capacity under the Credit Facility totaled $290.7 million on December 31, 2025. The Credit Facility contains various representations, warranties and covenants, including covenants limiting liens, indebtedness, guarantees, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, restrictions on dividends and distributions, and other fundamental changes in our business. Additionally, the Credit Facility contains covenants requiring us to remain in compliance with maximum leverage ratio and a minimum interest coverage ratio.

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

In prior periods we have incurred impairment charges that reduced the carrying value of our intangible assets and goodwill; in the future we may be required to incur additional impairment charges on a portion of or all of the carrying value of our intangible assets and goodwill, which may adversely affect our financial condition and results of operations.

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

As of December 31, 2025, Jesse C. Crawford, a member of our Board of Directors, and the father of Jesse C. Crawford, Jr., who is also a member and Chair of the Board of Directors, beneficially owned approximately 68% of our outstanding voting Class B Common Stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors. He also has the ability to control our management and affairs. As of December 31, 2025, Mr. Crawford also beneficially owned approximately 36% of our outstanding non-voting Class A Common Stock. This concentration of ownership of our stock may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; reduce the liquidity, and thus the trading price, of our stock; or result in other actions that may be opposed by, or not be in the best interests of, the Company and our other shareholders.

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

We are also continuously enhancing our technology landscape and implementing several new cybersecurity technologies that will help improve the management of cybersecurity risks and threats. In the last three fiscal years, we have not experienced any cybersecurity incidents that we determined to be material, and the expenses we have incurred from cybersecurity incidents were immaterial (including no related penalties and settlements).

During the fiscal year ending December 31, 2025, we have not identified cybersecurity threats, including those arising from third parties or AI‑related risks, that we determined to have materially affected our business strategy, results of operations, or financial condition. However, cybersecurity risks, including future significant incidents or systemic third‑party events, could materially affect us in the future.

Cybersecurity Governance

Our global cybersecurity and privacy program is managed by our Chief Technology and Information Security Officer ("CISO"), Vice-President of Global IT Security, Global Chief Privacy Officer (“CPO”), and Chief Information Officer (“CIO”). We have also established a Cybersecurity and Privacy Council, which includes the CISO, CPO and CIO as well as other stakeholders, that meets to review, discuss, and manage cybersecurity and privacy risks and threats, prioritize risks, monitor risk mitigation progress, and provide periodic updates on the evolving legal landscape, as well as ongoing activities and programs, to the leadership team.

The Board of Directors provides oversight and has designated primary responsibility to the Audit Committee who oversees our information security programs including cybersecurity and is actively involved in monitoring the progress of key cybersecurity initiatives. The CISO manages the cybersecurity program in collaboration with the CIO, CPO, and our business leaders. The CISO provides regular updates to the Audit Committee, including progress on the cybersecurity initiatives, risk trends and scores, and any cybersecurity incidents. Executive leadership and the Board of Directors are regularly informed and updated on any potentially material incidents.

We also created the SEC Cybersecurity Rules Disclosure Committee ("SCRDC") composed of members from cybersecurity, privacy, legal, audit, and finance teams. This committee's objective is to review and discuss the nature of cybersecurity and privacy incidents and determine impact and materiality.

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

As described above, we have experienced professionals in the key roles of the CISO, CPO, CIO, and VP of Global IT Security. The cybersecurity and privacy offices are responsible for incident reporting and management, which includes cybersecurity threats. The Incident Response and Privacy teams meet weekly and as needed to identify, respond, contain, and coordinate events where activities threaten the security, confidentiality, integrity, and availability of our information, including client information and information systems.

Once an event materially impacts systems or data, cross-functional professionals and stakeholders evaluate the incident using key factors (e.g., type and scope of information impacted, systems impacted) and promptly inform senior leadership, the SCRDC, the Audit Committee, and the Board of Directors. Further, we may consult outside counsel or external advisors given the circumstances and situation (e.g., client, controls, location, or regulatory landscape).

ITEM 2. PROPERTIES

As of December 31, 2025, we leased 191 office locations under various leases with varying terms. For additional information on our significant operating leases and subleases, see Note 5 "Lease Commitments" of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Other office locations are occupied under various short-term rental arrangements. We generally believe that our office locations are sufficient for our operations and that, if it were necessary to obtain different or additional office locations, such locations would be available at times, and on commercially reasonable terms, as would be necessary for the conduct of our business. No assurances can be given, however, that we would be able to obtain such office locations as and when needed, or on terms we considered to be reasonable, if at all. We continue to evaluate our current and projected space requirements and may determine from time to time that certain of our leased properties are no longer necessary for our operations. There is no assurance that we will be able to terminate or sublease such excess locations or that we will not incur costs with such dispositions. Such costs are not material to our results of operations in a given period.

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

The number of record holders of each class of the Company's common stock as of December 31, 2025 was as follows: CRD-A — 3,333 and CRD-B — 302.

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. On October 30, 2025, the Company’s Board of Directors added 2,000,000 shares to this authorization and amended this authorization to allow for repurchases through December 31, 2027. At December 31, 2025, the Company had remaining authorization to repurchase 2,121,890 shares under the 2021 Repurchase Authorization.

The following graph and table show the value as of December 31, 2025 of a $100 investment in the Company's Class A and Class B common stock as of December 31, 2019 as compared to a similar investment in each of (i) the Russell 2000 Index, and (ii) the S&P Property-Casualty Insurance Index, in each case on a total return basis assuming the reinvestment of all dividends. The stock price performance represents past results and is not necessarily indicative of future performance.

Comparison of Cumulative Five Year Total Return
Crawford & Company (Class A)
Crawford & Company (Class B)
Russell 2000 Index
S&P Property-Casualty Insurance Index
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Dollars
2020
2021
2022
2023
2024
2025

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)
	Base	INDEXED RETURNS
	Period	YEARS ENDED DECEMBER 31,
Company / Index	2020	2021	2022	2023	2024	2025
Crawford & Company (Class A)	100.00	104.00	79.78	194.94	175.54	175.49
Crawford & Company (Class B)	100.00	106.81	78.45	199.77	182.56	173.00
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.41
S&P Property-Casualty Insurance Index	100.00	119.57	137.27	152.28	203.42	221.65

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our operations, and our business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our audited consolidated financial statements and the accompanying notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. As described in Note 1, "Significant Accounting and Reporting Policies," of those accompanying audited consolidated financial statements, financial results from our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of ASC 810, "Consolidation," in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2025, 2024, and 2023 consolidated financial statements include the financial position of such operations as of October 31, 2025 and 2024, respectively, and the results of their operations and cash flows for the fiscal periods ended October 31, 2025, 2024 and 2023, respectively.

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

As discussed in more detail in subsequent sections of this MD&A, our four reportable segments represent components of our Company for which separate financial information is available, and which is evaluated regularly by our chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. The Company’s CEO is considered the CODM as he is responsible for strategic decisions including the allocation of resources to each reporting segment and the assessment of their performance.

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

Results of Operations

Executive Summary

Consolidated revenues before reimbursements were $1.266 billion in 2025, a decrease of 2.1% compared with $1.293 billion in 2024. Net income attributable to the Company decreased to $19.6 million in 2025, from $26.6 million in 2024, primarily due to restructuring and other costs, net of $14.0 million in the current year.

Consolidated revenues before reimbursements decreased $26.8 million, or 2.1%, in 2025, compared with 2024. This decrease was due to declines in weather-related activity within the Platforms Solutions and North America Loss Adjusting segments. This was partially offset by growth in our International Operations and Broadspire segments. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $2.0 million, or 0.1%, for 2025 as compared with the prior year.

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2024
Year Ended December 31,	2025	2024	Variance	2025	Variance
Revenues:
North America Loss Adjusting	$304,887	$312,158	(2.3)%	$307,326	(1.5)%
International Operations	438,218	418,607	4.7%	433,819	3.6%
Broadspire	401,859	388,074	3.6%	401,859	3.6%
Platform Solutions	120,757	173,671	(30.5)%	120,757	(30.5)%
Total revenues before reimbursements	1,265,721	1,292,510	(2.1)%	1,263,761	(2.2)%
Reimbursements	45,106	48,460	(6.9)%	44,918	(7.3)%
Total Revenues	$1,310,827	$1,340,970	(2.2)%	$1,308,679	(2.4)%

Excluding foreign currency impacts, consolidated revenues before reimbursements decreased $28.7 million, or (2.2)%, for 2025. Revenues from the North America Loss Adjusting segment decreased in 2025 primarily due to a decrease in U.S. Field Operations. Revenues from the International Operations segment increased due to increases in the U.K., Europe and Asia. Revenues from the Broadspire segment increased due to increases in Claims and Medical Management. Revenues from the Platform Solutions segment decreased primarily due to a reduction in our Networks service line, which experienced a reduction in catastrophe related claims.

Overall, there was a decrease in cases received of (6.9)% in 2025 compared with 2024. Within our North America Loss Adjusting segment, cases increased in 2025 as a result of an increase in low value inspection services cases transferred from our Platforms Solutions group with minimal revenues. Excluding the impact of this transfer, cases decreased (6.1)% due to decreased business in the U.S. from existing clients and the absence of significant weather-related activity in 2025. Cases within our International Operations segment declined in 2025, primarily due to decreases in high-frequency, low-severity cases in the U.K., Europe, and Latin America, and decreases in Australia due to higher weather-related activity in the prior year. There was an increase in cases within our Broadspire segment primarily due to an increase in new disability clients within Claims Management. Within our Platform Solutions segment, the decrease is primarily related to the transfer of low value inspection services to North America Loss Adjusting, as well as a decrease in Contractor Connection and Subrogation cases and the absence of significant weather-related activity in 2025.

Cases received are presented below by segment:

Year Ended December 31,	2025	2024	Variance
North America Loss Adjusting	328,822	242,824	35.4%
International Operations	447,014	499,735	(10.5)%
Broadspire	552,242	544,960	1.3%
Platform Solutions	160,099	310,422	(48.4)%
Total Crawford Cases Received	1,488,177	1,597,941	(6.9)%

Segment operating earnings (a measure of segment operating performance used by our management that is defined and discussed in more detail below) increased in our North America Loss Adjusting, International Operations, and Broadspire operating segments, partially offset by a decrease in our Platform Solutions segment.

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

In the North America Loss Adjusting segment, operating earnings increased from $18.2 million, or 5.8% of revenues before reimbursements in 2024, to $21.0 million, or 6.9% of revenues before reimbursements in 2025, primarily due to improved staff utilization in U.S. Global Technical Services and Canada Loss Adjusting, a decrease in allowance for estimated credit losses, and a reduction in centralized indirect support costs. Excluding indirect expenses, gross profit increased slightly from $56.8 million, or 18.2% of revenues before reimbursements in 2024, to $57.0 million, or 18.7% of revenues before reimbursements in 2025.

In the International Operations segment, operating earnings increased from $21.0 million, or 5.0% of revenues before reimbursements in 2024, to $25.1 million, or 5.7% of revenues before reimbursements in 2025, primarily due to a $19.6 million increase in revenues and improved operating efficiencies in the U.K., Australia, and Asia, partially offset by an increase in centralized indirect support costs. Excluding indirect expenses, gross profit increased from $77.5 million or 18.5% of revenues before reimbursements in 2024, to $86.6 million, or 19.8% of revenues before reimbursements in 2025.

In the Broadspire segment, operating earnings increased from $52.4 million, or 13.5% of revenues before reimbursements in 2024, to $54.6 million, or 13.6% of revenues before reimbursements in 2025, primarily due to a $13.8 million increase in revenues. Excluding indirect expenses, gross profit increased from $97.5 million, or 25.1% of revenues before reimbursements in 2024, to $103.4 million, or 25.7% of revenues before reimbursements in 2025.

In the Platform Solutions segment, operating earnings decreased from $11.2 million, or 6.4% of revenues before reimbursements in 2024, to $7.6 million, or 6.3% of revenues before reimbursements in 2025, primarily due to a $52.9 million decrease in revenues from a reduction in weather-related claims in our Networks service line. Excluding indirect expenses, gross profit decreased from $34.9 million, or 20.1% of revenues before reimbursements in 2024, as a result of reduced catastrophe related claims volume, to $27.0 million, or 22.3% of revenues before reimbursements in 2025.

Cost of services provided, before reimbursements, decreased $26.3 million, or 2.8% for 2025 compared with 2024. This decrease was primarily due to a decrease in compensation expense within our North America Loss Adjusting and Platform Solutions segments, as a result of reduced weather-related claims volumes, partially offset by increases in compensation expense in our International Operations and Broadspire segments. This decrease was consistent with the decrease in revenues of $26.8 million, or 2.1%.

Selling, general, and administrative ("SG&A") expenses decreased $5.5 million, or 1.8%, in 2025, as compared with 2024. This decrease was primarily due to reduction in professional fees, partially offset by a one-time indirect tax expense of $3.1 million.

Contingent earnout adjustments represent the fair value adjustment of earnout liabilities arising from recent acquisitions. This expense totaled $0.5 million for 2025, compared to a benefit of $(1.1) million for 2024. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods.

Non-service pension costs totaled $9.4 million for 2025, compared to $9.8 million for 2024, primarily due to lower interest costs in 2025 for the U.K. plans. Non-service pension costs represents the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

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

We believe operating earnings is a measure that is useful to others in that it allows them to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represent segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, non-service pension costs, restructuring and other costs, net, contingent earnout adjustments, income taxes, and net income or loss attributable to noncontrolling interests.

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

Income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, non-service pension costs, and restructuring and other costs, net, are components of our net income, but they are not considered part of our segment operating earnings because they are managed on a corporate-wide basis. Income taxes are calculated for the Company on a consolidated basis based on statutory rates in effect in the various jurisdictions in which we provide services and vary significantly by jurisdiction. Net corporate interest expense results from capital structure decisions made by senior management and the Board of Directors, affecting the Company as a whole. Stock option expense represents the non-cash costs generally related to stock options and employee stock purchase plan expenses which are not allocated to our operating segments. Amortization expense is a non-cash expense for finite-lived customer-relationship and trade name intangible assets acquired in business combinations. Contingent earnout adjustments relate to changes in the fair value of earnouts associated with our past acquisitions. Non-service pension costs represent the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan was frozen in 2002 and the U.K. plans are closed to new participants. Restructuring and other costs, net, are costs associated with initiatives intended to improve operating performance, profitability, and efficiency of business processes. Restructuring and other costs, net, include asset impairments, lease termination costs, severance and termination costs, and loss on sale of a business. None of these costs relate directly to the performance of our services or operating activities and, therefore, are excluded from segment operating earnings to better assess the results of each segment's operating activities on a consistent basis.

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

Additional discussion and analysis of our income taxes, net corporate interest expense, stock option expense, amortization of customer-relationship intangible assets, contingent earnout adjustments, non-service pension costs, restructuring and other costs, net, and unallocated corporate and shared costs follows the discussion and analysis of the results of operations of our four segments.

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

Operating results for our segments reconciled to income before income taxes and net income attributable to shareholders of the Company are as shown in the following table.

				% Change from Prior Year
Year Ended December 31,	2025	2024	2023	2025	2024
	(In thousands, except percentages)
Revenues:
North America Loss Adjusting	$304,887	$312,158	$303,629	(2.3)%	2.8%
International Operations	438,218	418,607	382,393	4.7%	9.5%
Broadspire	401,859	388,074	355,650	3.6%	9.1%
Platform Solutions	120,757	173,671	225,459	(30.5)%	(23.0)%
Total Revenues before reimbursements	1,265,721	1,292,510	1,267,131	(2.1)%	2.0%
Reimbursements	45,106	48,460	49,788	(6.9)%	(2.7)%
Total Revenues	$1,310,827	$1,340,970	$1,316,919	(2.2)%	1.8%
Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$217,845	$226,181	$214,642	(3.7)%	5.4%
% of related revenues before reimbursements	71.5%	72.5%	70.7%
International Operations	292,433	273,692	256,560	6.8%	6.7%
% of related revenues before reimbursements	66.7%	65.4%	67.1%
Broadspire	244,359	235,284	217,253	3.9%	8.3%
% of related revenues before reimbursements	60.8%	60.6%	61.1%
Platform Solutions	68,700	111,786	147,801	(38.5)%	(24.4)%
% of related revenues before reimbursements	56.9%	64.4%	65.6%
Total	$823,337	$846,943	$836,256	(2.8)%	1.3%
% of Revenues before reimbursements	65.0%	65.5%	66.0%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
North America Loss Adjusting	$66,068	$67,804	$65,802	(2.6)%	3.0%
% of related revenues before reimbursements	21.7%	21.7%	21.7%
International Operations	120,662	123,914	114,652	(2.6)%	8.1%
% of related revenues before reimbursements	27.5%	29.6%	30.0%
Broadspire	102,892	100,361	96,524	2.5%	4.0%
% of related revenues before reimbursements	25.6%	25.9%	27.1%
Platform Solutions	44,494	50,712	49,117	(12.3)%	3.2%
% of related revenues before reimbursements	36.8%	29.2%	21.8%
Total before reimbursements	$334,116	$342,791	$326,095	(2.5)%	5.1%
% of Revenues before reimbursements	26.4%	26.5%	25.7%
Reimbursements	45,106	48,460	49,788	(6.9)%	(2.7)%
Total	$379,222	$391,251	$375,883
% of Revenues	28.9%	29.2%	28.5%
Segment Operating Earnings:
North America Loss Adjusting	$20,974	$18,173	$23,185	15.4%	(21.6)%
% of related revenues before reimbursements	6.9%	5.8%	7.6%
International Operations	25,123	21,001	11,181	19.6%	87.8%
% of related revenues before reimbursements	5.7%	5.0%	2.9%
Broadspire	54,608	52,429	41,873	4.2%	25.2%
% of related revenues before reimbursements	13.6%	13.5%	11.8%
Platform Solutions	7,563	11,173	28,541	(32.3)%	(60.9)%
% of related revenues before reimbursements	6.3%	6.4%	12.7%
(Deduct) Add:
Unallocated corporate and shared costs and credits, net	(25,995)	(28,066)	(19,419)	(7.4)%	44.5%
Net corporate interest expense	(14,687)	(16,862)	(17,036)	(12.9)%	(1.0)%
Stock option expense	(609)	(574)	(552)	6.1%	4.0%
Amortization of customer-relationship intangible assets	(8,431)	(7,497)	(7,790)	12.5%	(3.8)%
Restructuring and other costs, net	(13,996)	—	—	nm	nm
Non-service pension costs	(9,413)	(9,764)	(8,601)	(3.6)%	13.5%
Contingent earnout adjustments	(537)	1,099	(4,025)	(148.9)%	(127.3)%
Income Before Income Taxes	34,600	41,112	47,357	(15.8)%	(13.2)%
Income taxes	(14,924)	(14,583)	(17,097)	2.3%	(14.7)%
Net Income	19,676	26,529	30,260	(25.8)%	(12.3)%
Net (income) loss attributable to noncontrolling interests	(42)	67	349	(162.7)%	(80.8)%
Net Income Attributable to Shareholders of Crawford & Company	$19,634	$26,596	$30,609	(26.2)%	(13.1)%

nm = not meaningful

YEAR ENDED DECEMBER 31, 2025 COMPARED WITH YEAR ENDED DECEMBER 31, 2024

NORTH AMERICA LOSS ADJUSTING SEGMENT

Operating Earnings

Operating earnings in our North America Loss Adjusting segment totaled $21.0 million, or 6.9% of revenues before reimbursements, in 2025, compared with 2024 operating earnings of $18.2 million, or 5.8% of revenues before reimbursements. The increase in operating earnings in 2025 was primarily due to improved staff utilization in U.S. Global Technical Services and Canada Loss Adjusting, a decrease in allowance for estimated credit losses, and a reduction in centralized indirect support costs.

Excluding indirect expenses, gross profit increased slightly from $56.8 million, or 18.2% of revenues before reimbursements in 2024, to $57.0 million, or 18.7% of revenues before reimbursements in 2025, primarily due to improved staff utilization in U.S. Global Technical Services and Canada Loss Adjusting, a decrease in allowance for estimated credit losses, partially offset by increases in data processing costs and software costs.

Operating results for our North America Loss Adjusting segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2024
Year Ended December 31,	2025	2024	Variance	2025	Variance
Revenues before reimbursements	$304,887	$312,158	(2.3)%	$307,326	(1.5)%
Direct expenses	247,914	255,388	(2.9)%	250,110	(2.1)%
Gross profit	56,973	56,770	0.4%	57,216	0.8%
Indirect expenses	35,999	38,597	(6.7)%	36,294	(6.0)%
Total North America Loss Adjusting Operating Earnings	$20,974	$18,173	15.4%	$20,922	15.1%

Gross profit margin	18.7%	18.2%	0.5%	18.6%	0.4%
Operating margin	6.9%	5.8%	1.1%	6.8%	1.0%

Revenues before Reimbursements

North America Loss Adjusting revenues are primarily derived from the property and casualty insurance company markets in the U.S. and Canada. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2024
Year Ended December 31,	2025	2024	Variance	2025	Variance
U.S.	$215,734	$221,279	(2.5)%	$215,734	(2.5)%
Canada	89,153	90,879	(1.9)%	91,592	0.8%
Total North America Loss Adjusting Revenues before Reimbursements	$304,887	$312,158	(2.3)%	$307,326	(1.5)%

Revenues before reimbursements from our North America Loss Adjusting segment totaled $304.9 million in 2025, compared with $312.2 million in 2024. This decrease was substantially driven by a reduction in weather-related activity, primarily within the U.S. The change in exchange rates decreased our North America Loss Adjusting segment revenues by (0.8)%, or $(2.4) million, for 2025 as compared with 2024. Absent foreign exchange rate fluctuations, North America Loss Adjusting segment revenues would have been $307.3 million for 2025. There was an increase in segment unit volume, measured principally by cases received, of 35.4% for 2025, compared with 2024. This includes an increase in low value inspection services cases, previously handled within Platform Solutions, of 100,800 or 41.5%. There was a decrease in high-frequency, low-severity cases received in Canada of (4,300) or (1.8)%. Changes in product mix and in the rates charged for those services accounted for a 2.8% revenue increase for the year ended 2025 compared with 2024.

The decrease in revenues in the U.S. for 2025 was due primarily to a reduction in U.S. Field Operations, as a result of decreased weather-related activity and a reduction in industry-wide claim activity. There was also a decrease in revenues in Canada in 2025, compared with 2024, attributable to lower significant weather events, including two major floods that occurred in the prior year.

Revenue variance components for our North America Loss Adjusting segment for the year ended December 31, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	December 31
Increase in cases received	35.4%
Decrease due to foreign currency exchange rates	(0.8)%
Transfer of low value inspection services cases from Platform Solutions	(41.5)%
Canada high-frequency, low-severity case reduction due to prior year flooding	1.8%
Change in product mix and rates	2.8%
Decrease in Revenues before Reimbursements	(2.3)%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our North America Loss Adjusting segment, which are included in total Company revenues, were $8.4 million in 2025 compared with $8.6 million in 2024.

Case Volume Analysis

North America Loss Adjusting segment unit volumes by geographic region, measured by cases received, for 2025 and 2024 were as follows:

Year Ended December 31,	2025	2024	Variance
U.S.	233,630	145,516	60.6%
Canada	95,192	97,308	(2.2)%
Total North America Loss Adjusting Cases Received	328,822	242,824	35.4%

Overall, there was an increase in cases of 35.4% in 2025, compared with 2024. The increase in U.S. case volumes in 2025 was primarily due to the increase in low value inspection services of 100,800 cases, transferred from Platform Solutions. There was a decrease in cases in Canada in 2025 primarily due to a reduction in high-frequency, low-severity cases as a result of flooding in the prior year.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our North America Loss Adjusting segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment our staff. North America Loss Adjusting direct compensation, fringe benefits, and non-employee labor expense, as a percent of segment revenues before reimbursements, was 71.5% for 2025 and 72.5% for 2024. The dollar amount of these expenses decreased from $226.2 million in 2024 to $217.8 million in 2025. The decrease in expense was primarily due to the reduction in revenues, lower incentive compensation expense, and improved staff utilization, in U.S. Global Technical Services and Canada Loss Adjusting, compared to 2024. The decrease in expenses as a percentage of revenues before reimbursements were due to improved staff utilization in U.S. Global Technical Services and Canada Loss Adjusting.

There was an average of 2,016 FTEs in 2025 compared with an average of 1,996 FTEs in 2024.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

North America Loss Adjusting segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased from $67.8 million in 2024 to $66.1 million in 2025, remaining consistent as a percent of segment revenues before reimbursements at 21.7% for each respective period. The decrease in costs was in line with the decrease in revenues and due to decreases in allowance for estimated credit losses and centralized indirect support costs, partially offset by increases in data processing costs and software costs.

INTERNATIONAL OPERATIONS SEGMENT

Operating Earnings

Our International Operations segment reported operating earnings of $25.1 million, or 5.7% of revenues before reimbursements in 2025, compared with operating earnings of $21.0 million, or 5.0% of revenues before reimbursements in 2024. This increase in operating earnings was due to improved operating results in the U.K., Australia, and Asia, partially offset by an increase in centralized indirect support costs.

Excluding centralized indirect expenses, gross profit increased from $77.5 million, or 18.5% of revenues before reimbursements in 2024, to $86.6 million, or 19.8% of revenues before reimbursements in 2025. The increase in gross profit was driven by improved operating results in the U.K., Australia, and Asia.

Operating results for our International Operations segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2024
Year Ended December 31,	2025	2024	Variance	2025	Variance
Revenues before reimbursements	$438,218	$418,607	4.7%	$433,819	3.6%
Direct expenses	351,635	341,152	3.1%	347,394	1.8%
Gross profit	86,583	77,455	11.8%	86,425	11.6%
Indirect expenses	61,460	56,454	8.9%	61,346	8.7%
Total International Operations Operating Earnings	$25,123	$21,001	19.6%	$25,079	19.4%

Gross profit margin	19.8%	18.5%	1.3%	19.9%	1.4%
Operating margin	5.7%	5.0%	0.7%	5.8%	0.8%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K., Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2024
Year Ended December 31,	2025	2024	Variance	2025	Variance
U.K.	$179,412	$168,357	6.6%	$173,538	3.1%
Europe	109,247	100,702	8.5%	106,942	6.2%
Australia	86,635	88,988	(2.6)%	88,944	(0.0)%
Asia	29,123	24,466	19.0%	28,133	15.0%
Latin America	33,801	36,094	(6.4)%	36,262	0.5%
Total International Operations Revenues before Reimbursements	$438,218	$418,607	4.7%	$433,819	3.6%

Revenues before reimbursements from our International Operations segment totaled $438.2 million in 2025, compared with $418.6 million in 2024. This increase was primarily due to increases in the U.K., Europe, and Asia. The change in exchange rates increased our International Operations segment revenues by approximately 1.1%, or $4.4 million, for 2025 as compared with 2024. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $433.8 million for 2025. There was a decrease in segment unit volume, measured principally by cases received, of (10.5)% for 2025, compared with the 2024 period. There was a net decrease in high-frequency, low-severity cases of 50,300 or (10.1%), primarily in Brazil and the U.K. There was also an increase in higher-value third-party administration claims in the U.K., which led to a 3.3% increase in revenue for 2025, compared with the 2024 period. Changes in product mix and in the rates charged for those services accounted for a 0.7% revenue increase for 2025 compared with the same period in 2024.

Based on constant foreign exchange rates, the increase in the U.K. for 2025, compared with 2024, was due to an increase in higher-value third-party administration revenues. There was an increase in revenues in Europe in the 2025 period, compared with 2024, due to an expansion of the Spanish business. Revenues in Australia decreased slightly, primarily due to the disposal of our legal services business, partially offset by growth in specialty claims. There was an increase in revenues in Asia in 2025, compared with 2024, due to increases in Taiwan for claims related to the earthquake that occurred in 2024 and related to an earthquake impacting Thailand in the current year. The decrease in revenues in Latin America in 2025 is primarily driven by decreased revenues in Brazil and Chile.

Revenue variance components for our International Operations segment, for the year ended December 31, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	December 31
Decrease in cases received	(10.5)%
Increase due to foreign currency exchange rates	1.1%
Increase in U.K. revenues related to higher-value third-party administrative claims	3.3%
Change in high-frequency, low-severity cases received, primarily within the U.K., Brazil, Germany, and Spain	10.1%
Change in product mix and rates	0.7%
Increase in Revenues before Reimbursements	4.7%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment which are included in total Company revenue decreased to $32.7 million in 2025 from $34.3 million in 2024.

Case Volume Analysis

International Operations unit volumes, as measured by cases received, by region for 2025 and 2024 were as follows:

Year Ended December 31,	2025	2024	Variance
U.K.	117,020	130,014	(10.0)%
Europe	188,115	181,967	3.4%
Australia	40,835	50,808	(19.6)%
Asia	31,873	27,381	16.4%
Latin America	69,171	109,565	(36.9)%
Total International Operations Cases Received	447,014	499,735	(10.5)%

Overall, there was a decrease in cases received of (10.5)% for 2025, compared with 2024. There was a decrease in cases in the U.K., due to decreases in high-frequency, low-severity cases in third party administration. Cases increased in Europe due to an increase in claims in Spain, partially offset by a decrease in claims in Germany. Australia decreased primarily due to higher weather-related activity in the prior year. There was an increase in cases received in Asia due to an increase in cases in Thailand, Malaysia, and Singapore. Latin America experienced a decrease in high-frequency, low-severity cases received in Brazil as well as cases received in Chile.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of International Operations segment revenues before reimbursements, increased from 65.4% in 2024 to 66.7% in 2025. The total dollar amount of these expenses increased from $273.7 million in 2024 to $292.4 million in 2025. The increase in cost and as a percentage of revenues before reimbursements for 2025 as compared to the prior year was due to an increase in compensation expense, including incentive compensation, and an increase in non-employee labor.

There was an average of 3,492 FTEs in this segment in 2025, compared with an average of 3,642 FTEs in 2024.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased in the International Operations segment from $123.9 million in 2024 to $120.7 million in 2025, and decreased as a percent of revenues before reimbursements from 29.6% in 2024 to 27.5% in 2025. The decrease in the expense and as a percentage of revenues before reimbursements for 2025 was due to a reduction in professional and legal fees as well as an insurance recovery, partially offset by an increase in centralized indirect support costs.

BROADSPIRE SEGMENT

Operating Earnings

Our Broadspire segment reported operating earnings of $54.6 million, or 13.6% of revenues before reimbursements in 2025, as compared to $52.4 million, or 13.5% of revenues before reimbursements in 2024. This increase was due to an increase in revenues and a reduction in cost of risk, partially offset by an increase in centralized indirect support costs.

Excluding centralized indirect expenses, gross profit increased from $97.5 million, or 25.1% of revenues before reimbursements in 2024, to $103.4 million, or 25.7% of revenues before reimbursements in 2025, due to the increased revenues and a reduction in cost of risk.

Operating results for our Broadspire segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
Year Ended December 31,	2025	2024	Variance
Revenues before reimbursements	$401,859	$388,074	3.6%
Direct expenses	298,466	290,531	2.7%
Gross profit	103,393	97,543	6.0%
Indirect expenses	48,785	45,114	8.1%
Total Broadspire Operating Earnings	$54,608	$52,429	4.2%

Gross profit margin	25.7%	25.1%	0.6%
Operating margin	13.6%	13.5%	0.1%

Revenues before Reimbursements

Broadspire revenues are derived primarily from the casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line were as follows:

	In thousands (except percentages)
Year Ended December 31,	2025	2024	Variance
Claims Management	$207,415	$198,797	4.3%
Medical Management	194,444	189,277	2.7%
Total Broadspire Revenues before Reimbursements	$401,859	$388,074	3.6%

Revenues before reimbursements from Broadspire totaled $401.9 million in 2025, compared with $388.1 million in 2024. This increase was primarily due to an increase in new client growth across both service lines, increased medical management usage, and pricing improvements. Revenues were positively impacted by a slight increase in unit volumes, measured principally by cases received, of 1.3% for 2025 compared with 2024. Revenues were negatively impacted by a $(3.6) million decrease within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (0.9)% decrease in revenues. There was also a $4.7 million increase in revenues within our Medical Management service line for which no cases are received, or 1.2% of the increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 2.0% revenue increase for 2025 as compared with 2024.

Revenue variance components for our Broadspire segment for the year ended December 31, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	December 31
Increase in cases received	1.3%
Decrease in claims management revenues with no cases received	(0.9)%
Increase in medical management revenues with no cases received	1.2%
Change in product mix and rates	2.0%
Increase in Revenues before Reimbursements	3.6%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment which are included in total Company revenue decreased to $3.2 million in 2025 from $3.5 million in 2024.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for 2025 and 2024 were as follows:

Year Ended December 31,	2025	2024	Variance
Claims Management	394,261	381,596	3.3%
Medical Management	157,981	163,364	(3.3)%
Total Broadspire Cases Received	552,242	544,960	1.3%

Overall case volumes were 1.3% higher in 2025 compared with 2024, due primarily to an increase in new disability clients within our Claims Management service line, partially offset by a decline in cases within Medical Management.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Direct compensation expenses, fringe benefits, and non-employee labor, as a percent of Broadspire segment revenues before reimbursements, increased slightly from 60.6% in 2024 to 60.8% in 2025. The total dollar amount of these expenses increased from $235.3 million in 2024 to $244.4 million in 2025. The increase in the amounts was due to increased employees, average wages, and incentive compensation, related to the increase in revenues.

There was an average of 2,816 FTEs in this segment in 2025, an increase from an average of 2,708 FTEs in the 2024 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor increased in the Broadspire segment from $100.4 million in 2024 to $102.9 million in 2025, but decreased slightly as a percent of revenues before reimbursements from 25.9% in 2024 to 25.6% in 2025. The increases in the expenses was due to higher software costs and higher centralized indirect support costs, partially offset by a reduction in cost of risk and office rent costs.

PLATFORM SOLUTIONS SEGMENT

Operating Earnings

Our Platform Solutions segment recorded operating earnings of $7.6 million in 2025, or 6.3% of revenues before reimbursements, compared with operating earnings of $11.2 million in 2024, or 6.4% of revenues before reimbursements. The decrease was primarily driven by a reduction in catastrophe related claims in our Networks service line.

Excluding indirect expenses, gross profit decreased from $34.9 million, or 20.1% of revenues before reimbursements in 2024, to $27.0 million, or 22.3% of revenues before reimbursements in 2025. The decrease in gross profit was primarily due to a reduction in weather-driven services. The increase in gross profit as a percent of revenues before reimbursements was due to a shift in business mix within the Platform Solutions segment, driven by the reduction in catastrophe related claims and transfer of low value inspection services to North America Loss Adjusting.

Operating results for our Platform Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
Year Ended December 31,	2025	2024	Variance
Revenues before reimbursements	$120,757	$173,671	(30.5)%
Direct expenses	93,771	138,769	(32.4)%
Gross profit	26,986	34,902	(22.7)%
Indirect expenses	19,423	23,729	(18.1)%
Total Platform Solutions Operating Earnings	$7,563	$11,173	(32.3)%

Gross profit margin	22.3%	20.1%	2.2%
Operating margin	6.3%	6.4%	(0.1)%

Revenues before Reimbursements

Platform Solutions segment revenues are primarily derived from the property and casualty insurance company and consumer markets in the U.S. Revenues before reimbursements by service line were as follows:

	In thousands (except percentages)
Year Ended December 31,	2025	2024	Variance
Contractor Connection	$66,713	$67,586	(1.3)%
Networks	25,552	76,977	(66.8)%
Subrogation	28,492	29,108	(2.1)%
Total Platform Solutions Revenues before Reimbursements	$120,757	$173,671	(30.5)%

Revenues before reimbursements from our Platform Solutions segment totaled $120.8 million in 2025, compared with $173.7 million in 2024. This decrease was primarily due to a decrease in weather-driven services, as well as a reduction in low value inspection service cases. There was a decrease in segment unit volume, measured principally by cases received, of (48.4)% for 2025, compared with the 2024 period. This was primarily related to the transfer of low value inspection services cases from our Networks service line to North America Loss Adjusting, which resulted in (119,400), or (38.5%), fewer cases in 2025, compared to 2024. There was a decrease in revenues from weather-driven activity in our Networks service line which decreased revenues $(43.1) million, or (24.8)%, in 2025, compared to 2024. Changes in product mix and in the rates charged for those services accounted for a 4.2% revenue increase for 2025, compared with 2024.

Revenue variance components for our Platform Solutions segment for the year ended December 31, 2025 are summarized as follows:

2025 Period compared to 2024 Period Ending:	December 31
Decrease in cases received	(48.4)%
Transfer of low value inspection services cases to North America Loss Adjusting	38.5%
Decrease in revenues from catastrophe related activity within Networks	(24.8)%
Change in product mix and rates	4.2%
Decrease in Revenues before Reimbursements	(30.5)%

Reimbursed Expenses Included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Platform Solutions segment were $0.7 million and $1.8 million for 2025 and 2024, respectively. The decrease was due to reduced Networks revenues in 2025.

Case Volume Analysis

Platform Solutions unit volumes by service line, as measured by cases received, for 2025 and 2024 were as follows:

Year Ended December 31,	2025	2024	Variance
Contractor Connection	109,146	121,704	(10.3)%
Networks	18,557	150,083	(87.6)%
Subrogation	32,396	38,635	(16.1)%
Total Platform Solutions Cases Received	160,099	310,422	(48.4)%

Overall case volumes were (48.4)% lower in 2025 compared with 2024, primarily due to the transfer to North America Loss Adjusting of low value inspection services cases from our Networks service line resulting in 119,400 fewer cases in the 2025 period as compared to 2024. The decrease in our Contractor Connection service line is due to reduced claims activity in the marketplace. The reduction in cases in our Subrogation service line in 2025 is due to a reduction of high-frequency, low-severity cases as compared to the 2024 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Platform Solutions segment is the compensation of employees, including related payroll taxes and fringe benefits, and payments to outsourced service providers that augment the functions performed by our employees. Platform Solutions direct compensation, fringe benefits, and non-employee labor expense, as a percent of the related revenues before reimbursements, was 56.9% in 2025 and 64.4% in 2024. The amount of these expenses decreased from $111.8 million in 2024 to $68.7 million in 2025. The decrease in costs was due to lower compensation costs due to reduced weather-related revenues and the reduction of employees performing low value inspection services. The decrease as a percentage of revenues before reimbursements in the current year was due to the reduction in revenues in our Networks service line which is more labor intensive than our other Platform Solutions service lines.

Average FTEs in this segment totaled 714 in 2025, down from an average of 1,049 FTEs in 2024 due to fewer adjusters in the Networks service line.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Platform Solutions segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor decreased as a percent of segment revenues before reimbursements from $50.7 million, or 29.2% of revenues before reimbursements in 2024, to $44.5 million, or 36.8% of revenues before reimbursements in 2025. The decrease in costs in 2025 as compared to the 2024 period, is due to a reduction in data processing costs, the reduction of costs related to low value inspection services and a reduction in centralized indirect support costs. Costs as a percent of revenues increased related to the decrease in revenues for the 2025 period as compared to the prior year.

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

Operating results for our North America Loss Adjusting segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2023
Year Ended December 31,	2024	2023	Variance	2024	Variance
Revenues before reimbursements	$312,158	$303,629	2.8%	$313,506	3.3%
Direct expenses	255,388	241,475	5.8%	256,572	6.3%
Gross profit	56,770	62,154	(8.7)%	56,934	(8.4)%
Indirect expenses	38,597	38,969	(1.0)%	38,831	(0.4)%
Total North America Loss Adjusting Operating Earnings	$18,173	$23,185	(21.6)%	$18,103	(21.9)%

Gross profit margin	18.2%	20.5%	(2.3)%	18.2%	(2.3)%
Operating margin	5.8%	7.6%	(1.8)%	5.8%	(1.8)%

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

Operating results for our International Operations segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for December 31, 2023
Year Ended December 31,	2024	2023	Variance	2022	Variance
Revenues before reimbursements	$418,607	$382,393	9.5%	$418,081	9.3%
Direct expenses	341,152	322,025	5.9%	339,592	5.5%
Gross profit	77,455	60,368	28.3%	78,489	30.0%
Indirect expenses	56,454	49,187	14.8%	56,643	15.2%
Total International Operations Operating Earnings (Loss)	$21,001	$11,181	87.8%	$21,846	95.4%

Gross profit margin	18.5%	15.8%	2.7%	18.8%	3.0%
Operating margin	5.0%	2.9%	2.1%	5.2%	2.3%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K., Europe, Australia, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate were as follows:

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

Revenues before reimbursements from our International Operations segment totaled $418.6 million in 2024, compared with $382.4 million in 2023. This increase was primarily due to increases in the U.K., Europe, Asia, and Latin America. The change in exchange rates increased our International Operations segment revenues by approximately 0.2%, or $0.5 million, for 2024 as compared with 2023. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $418.1 million for 2024. There was an increase in segment unit volume, measured principally by cases received, of 2.8% for 2024, compared with the 2023 period. There was a net decrease in high-frequency, low-severity cases of 11,250 or (2.3%), driven primarily by fewer high-frequency, low-severity cases in the U.K., partially offset by an increase in high-frequency, low-severity cases in Brazil. There was also an increase in higher-value third-party administration claims in the U.K., which led to a 2.7% increase in revenue for 2024, compared with the 2023 period. Changes in product mix and in the rates charged for those services accounted for a 1.5% revenue increase for 2024 compared with the same period in 2023.

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

Revenue variance components for our International Operations segment for the year ended December 31, 2024 are summarized as follows:

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

Operating results for our Broadspire segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
Year Ended December 31,	2024	2023	Variance
Revenues before reimbursements	$388,074	$355,650	9.1%
Direct expenses	290,531	267,017	8.8%
Gross profit	97,543	88,633	10.1%
Indirect expenses	45,114	46,760	(3.5)%
Total Broadspire Operating Earnings	$52,429	$41,873	25.2%

Gross profit margin	25.1%	24.9%	0.2%
Operating margin	13.5%	11.8%	1.7%

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

Operating results for our Platform Solutions segment, including gross profit, are as shown in the following table:

	In thousands (except percentages)
Year Ended December 31,	2024	2023	Variance
Revenues before reimbursements	$173,671	$225,459	(23.0)%
Direct expenses	138,769	173,874	(20.2)%
Gross profit	34,902	51,585	(32.3)%
Indirect expenses	23,729	23,044	3.0%
Total Platform Solutions Operating Earnings	$11,173	$28,541	(60.9)%

Gross profit margin	20.1%	22.9%	(2.8)%
Operating margin	6.4%	12.7%	(6.3)%

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

Revenues before reimbursements from our Platform Solutions segment totaled $173.7 million in 2024, compared with $225.5 million in 2023. This decrease was primarily due to a reduction in our Networks service line where we provide staff augmentation for our clients, along with a decrease in our Contractor Connection service line due to higher weather-related activity in the prior year period, partially offset by an increase in our Subrogation service line. There was a decrease in segment unit volume, measured principally by cases received, of (7.7)% for 2024, compared with the 2023 period. There was a reduction in low value inspection services cases within our Networks service line of 21,600 cases, or 6.4% in 2024, compared to 2023. There was a change in revenues from staff augmentation within our Networks service line, which have no corresponding cases, which resulted in decreased revenues of (21.3)% in 2024. Changes in product mix and in the rates charged for those services accounted for a (0.4)% revenue decrease for 2024 compared with 2023.

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

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

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

Unallocated corporate and shared costs and credits were $26.0 million, $28.1 million, and $19.4 million in 2025, 2024, and 2023, respectively. The decrease for 2025 was due to a $6.6 million decrease in professional fees, partially offset by a one-time indirect tax expense of $3.1 million, and a $1.0 million increase in compensation expenses. The increase for 2024 was due to a $3.3 million increase in professional fees, $3.0 million increase in compensation expenses, and a $2.4 million increase in self-insurance costs.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding, and the amounts of invested cash. Corporate interest expense totaled $18.0 million, $20.3 million, and $19.8 million for 2025, 2024, and 2023, respectively. Corporate interest income totaled $3.3 million, $3.4 million, and $2.8 million in 2025, 2024, and 2023, respectively. We pay interest on borrowings under our Credit Facility based on variable rates. Our level of interest expense is dependent on the future direction of interest rates as well as the level of outstanding borrowings relative to prior periods. The weighted average interest rates under our Credit Facility were 6.0%, 6.8%, and 6.6% for the years ending December 31, 2025, 2024, and 2023, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense of $0.6 million for each of the years ended 2025, 2024, and 2023. Other stock-based compensation expense related to our Executive Stock Bonus Plan and our Omnibus Stock and Incentive Plan (pursuant to which we have authority to grant performance shares and restricted shares) is charged to our operating segments and included in the determination of segment operating earnings or loss.

Amortization of Customer-Relationship Intangible Assets

Amortization of customer-relationship intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $8.4 million, $7.5 million, and $7.8 million in 2025, 2024, and 2023, respectively. This amortization is included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations.

Restructuring and Other Costs, Net

Restructuring and other costs, net are related to restructuring initiatives intended to improve operating performance, profitability and efficiency of business processes. These costs include asset impairments, lease termination costs, severance and termination costs, and loss on sale of a business. This resulted in an expense of $14.0 million in 2025, with no costs in 2024 and 2023.

Contingent Earnout Adjustments

Contingent earnout expense (benefit) represents the fair value adjustment of earnout liabilities arising from past acquisitions. This resulted in an expense of $0.5 million in 2025, a benefit of $(1.1) million in 2024, and an expense of $4.0 million in 2023. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Cost and Credits

Non-service pension cost totaled $9.4 million for 2025, $9.8 million for 2024, and $8.6 million in 2023. The decrease in 2025 was due to lower interest costs for the U.K. plan compared to 2024. The increase in 2024 was due to higher amortization of net losses compared to 2023. Non-service pension costs represent the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

Income Taxes

Our consolidated effective income tax rate for financial reporting purposes may change periodically due to changes in enacted tax rates, changes in tax law, fluctuations in the mix of income earned from our various domestic and international operations, which are subject to income taxes at different rates, our ability to utilize loss and tax credit carryforwards, and amounts related to uncertain income tax positions. Income tax provisions totaled $14.9 million, $14.6 million, and $17.1 million for 2025, 2024, and 2023, respectively. Our effective tax rate for financial reporting purposes was 43.1%, 35.5%, and 36.1% for 2025, 2024, and 2023, respectively. The Company's effective income tax rate in 2025 was impacted by improved profitability in certain jurisdictions, net of global intangible low-taxed income expense and a one-time expense relating to administrative guidance issued by a foreign tax authority. The Company's effective income tax rate in 2024 was impacted by performance in certain foreign jurisdictions and changes in valuation allowances. The Company's effective income tax rate in 2023 was impacted by changes in domestic tax guidance and changes in valuation allowances in certain jurisdictions. Based on our 2026 operating plans, we anticipate our effective tax rate for financial reporting purposes in 2026 to be in the 32% to 34% range before considering any discrete items and assuming no material changes to tax law and policy in the material jurisdictions in which we operate.

Liquidity, Capital Resources, and Financial Condition

We fund our working capital requirements, capital expenditures, share repurchases, and acquisitions from net cash provided by operating activities and borrowings under bank credit facilities.

On December 2, 2025, the Company and certain of its subsidiaries (Crawford & Company EMEA/AP Management Ltd (the "U.K. Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd, (the "Australian Borrower"), collectively known with the Company, as the "Borrowers") entered into an Amended and Restated Credit Facility (the "Credit Facility"), which amended and restated that certain credit agreement, dated as of November 5, 2021, as subsequently amended.

The Credit Facility consists of a $500.0 million revolving credit facility, with a letter of credit sub-commitment of $125.0 million. The Credit Facility contains sublimits of $250.0 million for borrowings by the U.K. Borrower, $125.0 million for borrowings by the Canadian Borrower, and $75.0 million for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on December 2, 2030.

Borrowings under the Credit Facility may be made in U.S. dollars, Euros, Canadian dollars, Yen, Australian dollars, and Sterling and, subject to the terms of the Credit Facility, other currencies. Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or Term SOFR or an alternative reference rate, in each case plus an applicable interest margin based on our leverage ratio (as defined below), provided that borrowings in foreign currencies will be at an alternative reference rate. The Credit Facility, as amended, defines Term SOFR based on the published forward-looking SOFR rate administered by the CME Group or any acceptable successor. The Credit Facility defines alternative reference rates for non-U.S. Dollar currencies as Alternative Currency Term Rates or Alternative Currency Daily Rates. The interest margin for Term SOFR Rate or alternative reference rate loans ranges from 1.00% to 1.625% and for Base Rate loans ranges from 0.00% to 0.625%. Base Rate is defined as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, (c) the Term SOFR plus 1.00% and (d) 1.00%. The weighted average interest rates under our Credit Facility were 6.0%, 6.8%, and 6.6% for the years ending December 31, 2025, 2024, and 2023, respectively.

At December 31, 2025, a total of $189.1 million of short-term and long-term debt was outstanding, and there was an undrawn amount of $8.5 million under the letter of credit sub-commitments of the Credit Facility. These letter of credit commitments were for our own obligations. Including the amounts committed under the letter of credit sub-commitments, the available balance under the Credit Facility totaled $290.7 million at December 31, 2025.

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

The representations, covenants and events of default in the Credit Facility are customary for financing transactions of this nature, including required compliance with a maximum leverage ratio and a minimum interest coverage ratio (each as defined below).

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

At December 31, 2025, we were in compliance with the financial covenants under the Credit Facility. Our leverage ratio was 1.39 and 1.85 as of December 31, 2025 and December 31, 2024, respectively, and our interest coverage ratio was 6.26 and 5.50 as of December 31, 2025 and December 31, 2024, respectively. If we do not meet the covenant requirements in the future, we would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary documents.

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

The operations of our North America Loss Adjusting and International Operations reportable segments expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies, as well as the risk of changes in tax rates or tariffs on earnings or services provided outside the U.S. Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results. Increases in the value of the U.S. dollar compared with the other functional currencies in certain of the locations in which we do business negatively impacted our revenues and operating earnings in 2025, 2024, and 2023. We cannot predict the impact that foreign currency exchange rates may have on our future revenues or operating earnings.

At December 31, 2025, our working capital balance (current assets less current liabilities) was approximately $42.8 million, compared with $74.5 million at December 31, 2024. The decrease in working capital was primarily due to decreases in accounts receivable and unbilled revenues, partially offset by an increase in cash and cash equivalents. Cash and cash equivalents at the end of 2025 totaled $64.1 million, compared with $55.4 million at the end of 2024.

Cash and cash equivalents, excluding restricted cash, as of December 31, 2025 consisted of $21.3 million held in the U.S. and $42.8 million held in our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is available for general corporate purposes. We generally do not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. We maintained our permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to the earnings that were not permanently reinvested. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, and fund capital improvements and future acquisitions.

However, if at a future date or time funds that remain permanently reinvested are necessary for our operations in the U.S. or we otherwise believe it is in our best interests to repatriate all or a portion of such funds, we may be required to accrue and pay taxes to repatriate these funds. No assurances can be provided as to the amount or timing thereof, the tax consequences related thereto, or the ultimate impact any such action may have on our results of operations or financial condition. We have estimated that we have book over tax basis differences of approximately $128.0 million. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Cash Provided by Operating Activities

Cash provided by operating activities totaled $101.8 million in 2025 compared to $51.6 million in 2024. The $50.2 million increase in cash provided by operating activities was primarily due to a $56.1 million increase in the change in billed and unbilled accounts receivables, an increase in the change of prepaid expenses and other operating activities of $9.4 million, partially offset by a decrease in the change in accounts payable and accrued liabilities of $17.3 million. Interest payments were $17.4 million in 2025, and income tax payments, net of refunds, were $17.0 million in 2025.

Cash provided by operating activities totaled $51.6 million in 2024 compared to $103.8 million in 2023. The $52.2 million decrease in cash provided by operating activities was primarily due to a $48.0 million decrease in the change in billed and unbilled accounts receivables and lower earnings. Interest payments were $19.3 million in 2024, and income tax payments, net of refunds, were $20.0 million in 2024.

Cash Used in Investing Activities

Cash used in investing activities decreased by $5.4 million in 2025, from $41.6 million in 2024 to $36.2 million in 2025. The decrease was primarily due to a reduction in capitalized software costs, partially offset by proceeds from the disposition of a business within our International Operations segment. We forecast that our property and equipment additions in 2026, including capitalized software, will approximate $32.5 million to $37.5 million.

Cash used in investing activities, primarily for capital expenditures and capitalized software, including the capitalization of costs for internally developed software, increased by $5.1 million in 2024, from $36.6 million in 2023 to $41.6 million in 2024.

Cash Used in Financing Activities

Cash used in financing activities was $57.6 million in 2025, compared with $12.9 million in 2024. In 2025, there was a decrease of $29.7 million in net borrowing from our revolving credit facility, compared with a net increase during the 2024 period of $8.6 million. The decrease in net borrowing in the 2025 period was primarily related to the increase in cash provided by operations. We used cash to pay dividends totaling $14.3 million in 2025, we repurchased shares for $10.5 million, and we received shares of CRD-A stock that were surrendered by employees to settle $1.5 million of withholding taxes owed on the issuance of restricted and performance shares. Payments of contingent consideration on acquisitions totaled $1.3 million in 2025, compared with $3.3 million in 2024.

Cash used in financing activities was $12.9 million in 2024, compared with $54.7 million used in financing activities in 2023. In 2024, we borrowed $70.2 million for capital expenditures and other working capital needs and we repaid a total of $61.6 million. We used cash to pay dividends totaling $13.8 million in 2024, we repurchased shares for $3.9 million, and we received shares of CRD-A stock that were surrendered by employees to settle $2.1 million of withholding taxes owed on the issuance of restricted and performance shares. Payments of contingent consideration on acquisitions totaled $3.3 million in 2024, compared with $7.1 million in 2023.

Other Matters Concerning Liquidity and Capital Resources

Our short-term debt obligations typically peak during the first quarter of each year due to the payment of incentive compensation awards, contributions to retirement plans, and certain other recurring payments, and generally decline during the balance of the year. Our maximum month-end short-term debt obligations were $41.2 million and $34.4 million in 2025 and 2024, respectively. Our average month-end short-term debt obligations were $26.7 million and $22.0 million in 2025 and 2024, respectively. The outstanding balance of our short-term borrowings, excluding outstanding but undrawn letters of credit under our Credit Facility, was $38.5 million and $17.8 million at December 31, 2025 and 2024, respectively. The balance in short-term borrowings at December 31, 2025 primarily represents amounts under our revolving Credit Facility that we expect, but are not required, to repay in the next twelve months. We have historically used the proceeds from our long-term borrowings to finance, among other things, business acquisitions.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve-month EBITDA. Borrowing capacity under our Credit Facility is defined as the lesser $500.0 million less the unutilized credit facility or 4.5 times trailing twelve-month EBITDA less funded debt, as defined under our Credit Facility. At December 31, 2025, this resulted in total liquidity of $353.1 million.

Based on our financial plans, we expect to be able to remain in compliance with all required covenants throughout 2026. Our compliance with the consolidated total leverage ratio and consolidated interest coverage ratio is particularly sensitive to changes in our EBITDA, and if our financial plans for 2026 or other future periods do not meet our current projections, we could fail to remain in compliance with these financial covenants in our Credit Facility.

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

Material Cash Commitments

As of December 31, 2025, the impact that our material cash commitments, including estimated interest payments, are expected to have on our liquidity and cash flow in future periods is as follows:

(Note references in the following table refer to the note in the accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

	Payments Due by Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Operating lease commitments (Note 5)	$31,588	$37,697	$18,063	$3,303	$90,651
Long-term debt, including current portions (Note 4) (1)	38,454	—	150,546	—	189,000
Finance lease and other obligations (Note 4) (1)	46	47	—	—	93
Total, before interest payments	70,088	37,744	168,609	3,303	279,744
Estimated interest payments under Credit Facility	9,245	11,179	2,097	—	22,521
Total material cash commitments	$79,333	$48,923	$170,706	$3,303	$302,265
(1)
Assumes principal amounts are repaid at maturity and not refinanced.

Borrowings under our Credit Facility bear interest at a variable rate, based on a Term SOFR Rate, an alternative reference rate or a Base Rate, in either case plus an applicable margin. Long-term debt refers to the required principal repayment at maturity of the Credit Facility, and may differ significantly from estimates, due to, among other things, actual amounts outstanding at maturity or any refinancings prior to such date. Interest amounts are based on projected borrowings under our Credit Facility and interest rates in effect on December 31, 2025, and the actual interest payments may differ significantly from estimates due to, among other things, changes in outstanding borrowings and prevailing interest rates in the future.

Gross deferred income tax liabilities as of December 31, 2025 were approximately $33.0 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S., (the "U.S. Qualified Plan") three defined benefit plans in the U.K. (the "U.K. Plans"), and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines (the "Other International Plans"). Future cash funding of our defined benefit pension plans will depend largely on future investment performance, interest rates, changes to mortality tables, and regulatory requirements. Effective December 31, 2002, we froze our U.S. Qualified Plan. The aggregate deficit in the funded status of the U.S. Plan and Other International Plans with unfunded deficits totaled $17.9 million and $21.1 million at the end of 2025 and 2024, respectively. The 2025 decrease in the unfunded deficit of our defined benefit pension plans primarily resulted from returns on plan assets during the year. In 2025, we made no contributions to our U.S. Qualified Plan and $2.9 million to our U.K. Plans. In 2024, we made no contributions to our U.S. Qualified Plan and $2.9 million to our U.K. Plans. The U.K. Plans were in a funded status totaling $12.0 million and $9.2 million at the end of 2025 and 2024, respectively, with the fair value of plan assets exceeding the projected benefit obligation. There was a $2.9 million increase during 2025 in the net prepaid pension balances of the U.K. defined benefit plans.

Our frozen U.S. Qualified Plan was underfunded by $15.4 million at December 31, 2025 based on an accumulated benefit obligation of $233.4 million. We expect to make discretionary contributions of $3.0 million to the U.S Qualified Plan in the next fiscal year to minimize future required contributions.

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

Commercial Commitments

As a component of our Credit Facility, we maintain a letter of credit facility to satisfy certain contractual obligations. At December 31, 2025, the issued, but undrawn, letters of credit totaled approximately $8.5 million. These letters of credit are typically renewed annually, but unless renewed, will expire as follows:

	Amount of Commitment Expiration per Period
	One Year or Less	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(In thousands)
Standby Letters of Credit	$8,457	$—	$—	$—	$8,457

Changes in Financial Condition

The following addresses changes in our financial condition not addressed elsewhere in this MD&A.

Significant changes on our Consolidated Balance Sheet as of December 31, 2025, compared with our Consolidated Balance Sheet as of December 31, 2024, were as follows:

•
Accounts receivable decreased by $26.4 million, excluding the impacts from foreign currency exchange, in 2025 compared with 2024. The decrease was primarily due to higher collections in the U.S. in our North American Loss Adjusting and Platform Solutions segments in 2025. Accounts receivable was elevated as of December 31, 2024 due to higher weather-related billings in the fourth quarter of 2024 from Hurricanes Helene and Milton.
•
Unbilled revenues decreased $5.3 million, excluding the impacts from foreign currency exchange. The decrease was primarily due to higher weather-related billings at the end of 2024 within the U.S in our North America Loss Adjusting segment. This reduction was partially offset by increases in the U.K. and Europe in our International Operations segment.
•
Accounts payable and accrued liabilities decreased $9.9 million, excluding the impacts from foreign currency exchange. The decrease is primarily due to the timing of payroll and payments to vendors within the U.S.
•
Accrued retirement costs decreased $8.0 million, excluding the impacts from foreign currency exchange. The decrease was primarily due to changes in the value of minimum pension liabilities.

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

As of December 31, 2025, deferred revenues related to lifetime claim handling arrangements approximated $40.0 million. If the rate at which we close cases changes, the amount of revenues recognized within a period could be affected. In addition, given the competitive environment in which we operate, we may be unable to raise our prices to offset the additional expense associated with handling longer-lived claims should such case closing rates change. The change in our first-year case closing rates over the last ten years has ranged from a decrease of 1.3% to an increase of 1.7%, and has averaged an increase of 0.4%. A 1.0% change is a reasonably likely change in our estimate based on historical data. Absent an increase in per-claim fees from our clients, a 1.0% decrease in claim closing rates for lifetime claims would have resulted in the deferral of additional revenues of approximately $0.6 million for the year ended December 31, 2025, and $0.5 million for each of the years ended December 31 2024, and 2023. If our average claim closing rates for lifetime claims increased by 1.0%, we would have recognized additional revenues of approximately $0.6 million for the year ended December 31, 2025, and $0.5 million for each of the years ended December 31 2024, and 2023.

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

As of December 31, 2025 and 2024, our allowance for expected credit losses totaled $7.2 million and $8.1 million, or approximately 5.9% and 5.4% of gross billed receivables at December 31, 2025 and 2024, respectively. If the financial condition of our clients deteriorates, resulting in an inability to make required payments to us, or if economic conditions deteriorate, additional allowances may be deemed to be appropriate or required. If the allowance for expected credit losses changed by 1.0% of gross billed receivables, reflecting either an increase or decrease in expected future write-offs, the impact to consolidated pretax income would have been approximately $1.2 million, $1.5 million, and $1.4 million in 2025, 2024 and 2023, respectively.

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

During 2025, we performed our goodwill impairment testing. The estimated fair value of each reporting unit tested exceeded its carrying value. The key assumptions used in estimating the fair value of our reporting units as of October 1, 2025 and 2024 utilizing the income approach include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of our reporting units as of October 1, 2025 and 2024 range between 13.0% - 15.5% and 13.0% - 17.0%, respectively, reflecting the assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0%. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA margins, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

The indefinite-lived intangible assets with carrying values of $30.8 million at December 31, 2025 are also evaluated for potential impairment on an annual basis or when indicators of potential impairment are identified. The indefinite-lived intangible asset impairment test involves estimating the fair value using an internally prepared discounted cash flow analysis. The fair values of the Company's trade names are established using the relief-from-royalty method, a form of the income approach. This method recognizes that, by virtue of owning the trade name as opposed to licensing it, a company or reporting unit is relieved from paying a royalty, usually expressed as a percentage of net sales, for the asset's use. The present value of the after-tax costs savings (i.e., royalty relief) at an appropriate discount rate including a tax amortization benefit indicates the value of the trade name. We determined the discount rate based on our performance compared to similar market participants, factored by risk in forecasting using a modified capital asset pricing model.

The values of the trade names are sensitive to changes in the assumptions used above, however the estimated fair value of our material trade name exceeds its carrying value. We will continue to monitor the value of these trade names for potential indicators of impairment.

Defined Benefit Pension Plans

We sponsor various defined benefit pension plans in the U.S. and U.K. that cover a substantial number of current and former employees in each location. Certain other employees participating in the Other International Plans have retirement benefits that are accounted for as defined benefit pension plans under GAAP. We utilize the services of independent actuaries to help us estimate our pension obligations and measure pension costs. Our U.S. Qualified Plan was frozen on December 31, 2002. Our U.K. Plans were closed to new employees as of October 31, 1997, but existing participants may still accrue additional limited benefits based on salary levels existing at the close date. Benefits payable under our U.S. Qualified Plan are generally based on career compensation; however, no additional benefits accrue on our frozen U.S. Qualified Plan after December 31, 2002. Benefits payable under the U.K. Plans are generally based on an employee's salary at the time the applicable plan was closed. Our funding policy is to make cash contributions in amounts sufficient to maintain the plans on an actuarially sound basis, but not in excess of amounts deductible under applicable income tax regulations. Note 7, "Retirement Plans," of our accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K provides details about the assumptions used in determining the funded status of the plans, the unrecognized actuarial gain/(loss), the components of net periodic benefit cost, benefit payments expected to be made in the future and plan asset allocations.

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

We periodically commission asset/liability studies performed by third-party professional investment advisors and actuaries to ensure our investment strategy is aligned with the plan liabilities and the risk profile is appropriate for our objectives and risk tolerance. These studies model the future behavior of plan assets and liabilities under various economic scenarios and investment strategies to evaluate the impact on funded status, required contributions, and ultimate plan cost.

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

The principal assumptions used in accounting for our defined benefit pension plans are the discount rate, the expected long-term return on plan assets, and the mortality expectations for plan participants. The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled. Our discount rates were determined with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that generally match our expected benefit payments in future years. At December 31, 2025, the discount rate used to compute the benefit obligations of the U.S. and U.K. defined benefit pension plans were 5.24% and 5.42%, respectively.

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

We review the expected long-term rate of return on an annual basis and revise it as appropriate. To support our decisions, we rely on probability-adjusted expected future return modeling for our asset allocations based on long-term capital market assumptions. Based on this process, the expected long-term rates of return on plan assets assumption used to determine 2026 net periodic pension cost are 6.40% and 5.90% for the U.S. and U.K. plans, respectively.

We review our employee demographic assumptions annually and update the assumptions as necessary. During 2025, we did not revise our mortality assumptions.

Pension expense is also affected by the accounting policy used to determine the value of plan assets at the measurement date. We apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the calculated value method. The amounts recognized in the balance sheet reflect the amount of our long-term pension liabilities at the plan measurement date and the effect of fair value accounting on plan assets. At December 31, 2025, we recorded a decrease to equity through other comprehensive income ("OCI") of $0.9 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2025. At December 31, 2024, we recorded an decrease to equity through OCI of $8.0 million (net of tax at the applicable jurisdictional rate) to reflect unrealized actuarial losses during 2024. Those changes are subject to amortization over future years and may be reflected in future income statements.

Cumulative unrecognized actuarial losses for all plans were $244.9 million through December 31, 2025, compared with $257.1 million through December 31, 2024. These unrecognized losses reflect changes in the discount rates, differences between expected and actual asset returns, and changes to mortality expectations for plan participants, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. For example, projected pension plan expense includes $12.2 million of amortization of these actuarial losses in 2026 versus $12.5 million in 2025 and $12.6 million in 2024.

Net periodic pension expense for our defined benefit pension plans is sensitive to changes in the underlying assumptions for the expected rates of return on plan assets and the discount rates used to determine the present value of projected benefits payable under the plans. If our assumptions for the expected returns on plan assets of our U.S. and U.K. defined benefit pension plans changed by 0.50%, representing either an increase or decrease in expected returns, the impact to 2025 consolidated pretax income would have been approximately $1.9 million. If our assumptions for the discount rates used to determine the present value of projected benefits payable under the plans changed by 0.25%, representing either an increase or decrease in interest rates used to value pension plan liabilities, holding all other assumptions constant, the projected benefit obligations of our U.S. and U.K. defined benefit pension plans would have changed by approximately $8.1 million, and the impact to 2025 consolidated pretax income would have been approximately $0.1 million. Net periodic pension expense is also sensitive to mortality assumptions. If the life expectancy of pension plan participants in our U.S. Qualified Plan was to increase by one year compared to current assumptions, our pension obligations would have changed by $7.9 million and our annual pension cost would have changed by $0.5 million. If the life expectancy of pension plan participants in our U.K. Plans was to increase by one year compared to current assumptions, our pension obligations would have changed by $4.2 million and our annual pension cost would have changed by $0.5 million.

We estimate the service and interest components of net periodic benefit cost for U.S. and international pension and other postretirement benefits. This approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine interest costs were 4.71% for our U.S. plan and 4.88% for the U.K. plans.

Income Taxes

We account for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to accrued but unpaid compensation and loss carryforwards.

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

Other factors which influence our effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which we operate, our ability to utilize net operating loss and tax credit carryforwards, changes in permanent reinvestment assertions, and changes in unrecognized tax benefits.

Our effective tax rate, defined as our provision for income taxes divided by income before income taxes, for financial reporting purposes in 2025, 2024, and 2023 was 43.1%, 35.5%, and 36.1%, respectively. If our effective tax rate used for financial reporting purposes changed by 1.0%, we would have recognized an increase or decrease to income taxes of approximately $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Our effective tax rate for financial reporting purposes is expected to range between 32% and 34% in 2026 before considering any unknown discrete items and assuming no changes in tax law or policy in the material jurisdictions in which we operate.

It is possible that future changes in the tax laws of jurisdictions in which we operate, including but not limited to changes in tax law or policy, could have a significant impact on U.S.-based multinational companies such as our Company. At this time, we cannot predict the likelihood or details of any such changes or their specific potential impact on our Company.

Our most significant deferred tax assets are related to accrued but unpaid compensation and loss carryforwards. The tax deduction for accrued but unpaid compensation generally occurs upon funding of the liabilities within specified timeframes after the fiscal year end has closed. Assuming that the compensation liability will be fulfilled, the deferred tax asset should be realized.

In accordance with GAAP, we have considered the four possible sources of taxable income that may be available to realize a tax benefit for deductible temporary differences and carryforwards and have a $39.9 million valuation allowance on certain loss and tax credit carryforwards in our international and domestic operations as of December 31, 2025. For our remaining deferred tax assets, we believe that it is more likely than not that we will realize these assets based on our forecast of future taxable income and tax planning strategies that are available to us. Future changes in the valuation allowance, if required, should not affect our liquidity or our compliance with any existing debt covenants.

The largest portion of the loss carryforwards for which a valuation allowance is not recorded is state net operating loss ("NOL") carryforwards generated by our domestic companies. The amount of unreserved state NOL carryforwards was $1.2 million for the period ended December 31, 2025.

To fully utilize state NOL carryforwards, our domestic operations must generate taxable income prior to the expiration of the carryforwards. After consideration of the four sources of taxable income, we concluded that it was more likely than not that we should be able to utilize our state NOL carryforwards in certain jurisdictions before expiration; however, there were certain filing groups and jurisdictions where we do not expect to fully utilize our state NOL carryforwards before expiration. For those jurisdictions, we concluded that it was not more likely than not that we should be able to utilize our state NOL carryforwards and a valuation allowance was recorded. The valuation allowance against state NOL carryforwards was $2.0 million for the period ended December 31, 2025.

The remaining loss carryforwards were generated by certain foreign jurisdictions and are generally offset by full valuation allowances.

Our tax credit carryforwards primarily consist of $5.2 million of U.S. foreign tax credit ("FTC") carryforwards, which materially expire by 2035. Companies that cannot credit all the foreign taxes paid or deemed paid in a particular tax year because their foreign taxes exceed their FTC limitation are allowed to carry their excess taxes back to the preceding tax year and then forward to the ten succeeding years. Utilization of our FTCs is dependent upon sufficient U.S. regular taxable income and foreign source income in the relevant foreign tax credit basket which is impacted by the interaction of overall domestic and overall foreign loss rules. After consideration of the four sources of income, we concluded that it was more likely than not that we should be able to utilize all but $3.0 million of the FTC carryforwards before expiration.

In 2021, the Organization for Economic Co-operation and Development released an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules, which aim to reform international corporate taxation rules, including a global minimum tax rate. Many tax jurisdictions have enacted or are expected to enact legislation effective as early as January 1, 2024. The current year impact of the Pillar Two Model Rules did not have a significant impact on year ended December 31, 2025 results.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States. The OBBBA contains changes to key U.S. federal income tax laws. This change was immaterial to the Company's overall income tax provision.

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

As of December 31, 2025 and 2024, our estimated liabilities for self-insured risks totaled $42.1 million and $47.1 million, respectively. We separately record a recoverable asset for the value of insurance recovery payments anticipated from our insurance carriers, which totaled $20.2 million and $20.7 million as of December 31, 2025 and 2024, respectively. The recoverability of each asset is based on the notification of each claim to our insurers, along with our independent assessment of the claim and the fact that we only have coverage with highly rated insurance carriers. Receipts from insurance up to the amount of the loss recognized are considered recoveries, which are accounted for when receipt is probable. The annual expense associated with our self-insured activities, excluding the Company’s portion of health insurance costs for coverage provided to our employees, totaled $14.3 million and $21.5 million for 2025 and 2024, respectively.

The estimated self-insured liability is most sensitive to changes in the ultimate liability for a claim and, if applicable, the interest rate used to discount the liability. We believe our provisions for self-insured losses are adequate to cover the expected cost of losses incurred. However, these provisions are estimates and amounts ultimately settled may be significantly greater or less than the provisions established. We used a discount rate of 3.67% to determine the present value of our self-insured workers' compensation liabilities as of December 31, 2025. If the average discount rate was decreased or increased by 1.0%, reflecting either an increase or decrease in underlying interest rates, our estimated net liabilities for these self-insured risks at December 31, 2025 would have been impacted by approximately $0.2 million, resulting in an equivalent increase or decrease to 2025 consolidated pretax income.

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

Foreign Currency Exchange Rate Risk

Our international operations expose us to foreign currency exchange rate changes that can impact translations of foreign-denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Revenues before reimbursements from our international operations included in each of our segments were 41.7%, 39.4%, and 37.8% of consolidated revenues before reimbursements for 2025, 2024, and 2023, respectively. We do not presently engage in any hedging activities to compensate for the effect of potential currency exchange rate fluctuations on the net assets or operating results of our foreign subsidiaries. The following table illustrates revenue as a percentage of total revenue for the major currencies of the geographic areas in which Crawford does business:

Year Ended December 31,		2025		2024
(in thousands, except percentages)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$738,350	58.3%	$783,024	60.6%
U.K.	GBP	179,412	14.2%	168,357	13.0%
Canada	CAD	89,153	7.0%	90,879	7.0%
Australia	AUD	86,635	6.8%	88,988	6.9%
Europe	EUR	68,006	5.4%	62,110	4.8%
Rest of World		104,165	8.3%	99,152	7.7%
Total Revenues, before reimbursements		$1,265,721		$1,292,510

We measure foreign currency exchange rate risk based on changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis measures the potential change in earnings based on a hypothetical 10.0% change in currency exchange rates. Exchange rates and currency positions as of December 31, 2025 were used to perform the sensitivity analysis. Such analysis indicated that a hypothetical 10.0% change in foreign currency exchange rates would have increased or decreased consolidated pretax income during 2025 by approximately $3.3 million had the U.S. dollar exchange rate increased or decreased relative to the currencies to which we had exposure.

Interest Rate Risk

Borrowings under the Credit Facility bear interest at a variable rate, Base Rate (as defined) or Term SOFR or an alternative reference rate, at our option provided that borrowings in foreign currencies will be at an alternative reference rate. As a result, we have market risk exposure to changes in interest rates. Based on the amounts of our floating rate debt at December 31, 2025 and 2024, if market interest rates had increased or decreased an average of 1.0% our pretax interest expense would have changed by $1.9 million and $2.2 million in 2025 and 2024, respectively. We determined these amounts by considering the impact of the hypothetical change in interest rates on our borrowing costs.

Changes in the projected benefit obligations of our defined benefit pension plans are largely dependent on changes in prevailing interest rates as of the plans' respective measurement dates, which are used to value these obligations under ASC 715, "Compensation--Retirement Benefits." If our assumptions for the discount rates used to determine the present value of the projected benefit obligations changed by 0.25%, representing either an increase or decrease in the discount rate, the projected benefit obligations, holding all other assumptions constant, of our U.S. and U.K. defined benefit pension plans would have changed by approximately $8.1 million at December 31, 2025. The impact of this change to December 31, 2025 consolidated pretax income would have been approximately $0.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

Year Ended December 31,	2025	2024	2023
Revenues from Services:
Revenues before reimbursements	$1,265,721	$1,292,510	$1,267,131
Reimbursements	45,106	48,460	49,788
Total Revenues	1,310,827	1,340,970	1,316,919
Costs and Expenses:
Costs of services provided, before reimbursements	898,633	924,963	908,059
Reimbursements	45,106	48,460	49,788
Total costs of services	943,739	973,423	957,847
Selling, general, and administrative expenses	294,166	299,664	286,506
Corporate interest expense, net of interest income of $3,286, $3,441 and $2,773, respectively	14,687	16,862	17,036
Restructuring and other costs, net	13,996	—	—
Total Costs and Expenses	1,266,588	1,289,949	1,261,389
Other Loss	(9,639)	(9,909)	(8,173)
Income Before Income Taxes	34,600	41,112	47,357
Provision for Income Taxes	14,924	14,583	17,097
Net Income	19,676	26,529	30,260
Net (Income) Loss Attributable to Noncontrolling Interests	(42)	67	349
Net Income Attributable to Shareholders of Crawford & Company	$19,634	$26,596	$30,609
Earnings Per Share - Basic:
Class A Common Stock	$0.40	$0.54	$0.63
Class B Common Stock	$0.40	$0.54	$0.63
Earnings Per Share - Diluted:
Class A Common Stock	$0.39	$0.53	$0.61
Class B Common Stock	$0.40	$0.54	$0.62
Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	30,237	29,783	29,039
Class B Common Stock	19,132	19,332	19,796
Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,771	30,404	29,799
Class B Common Stock	19,132	19,332	19,796
Cash Dividends Per Share:
Class A Common Stock	$0.29	$0.28	$0.26
Class B Common Stock	$0.29	$0.28	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

Year Ended December 31,	2025	2024	2023
Net Income	$19,676	$26,529	$30,260
Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss), net of tax benefit of $0, $0 and $0, respectively	6,229	(765)	3,051
Amounts reclassified into net income for defined benefit pension plans, net of tax benefit of $2,459, $2,511, and $2,668, respectively	10,115	10,069	9,351
Net unrealized loss on defined benefit plans arising during the year, net of tax (provision) benefit of $(542), $591, and $701, respectively	(884)	(7,986)	(15,740)
Other Comprehensive Income (Loss)	15,460	1,318	(3,338)
Comprehensive Income	35,136	27,847	26,922
Comprehensive (income) loss attributable to noncontrolling interests	(117)	239	393
Comprehensive Income Attributable to Shareholders of Crawford & Company	$35,019	$28,086	$27,315

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

December 31,	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$64,079	$55,412
Accounts receivable, less allowance for expected credit losses of $7,244 and $8,145, respectively	115,661	142,064
Unbilled revenues, at estimated billable amounts	126,960	131,080
Income taxes receivable	4,350	5,337
Prepaid expenses and other current assets	41,362	40,334
Total Current Assets	352,412	374,227
Net Property and Equipment	16,649	20,554
Other Assets:
Operating lease right-of-use asset, net	66,322	78,808
Goodwill	76,569	76,368
Intangible assets arising from business acquisitions, net	66,352	74,545
Capitalized software costs, net	112,812	111,854
Deferred income tax assets	24,684	25,305
Other noncurrent assets	48,500	42,094
Total Other Assets	395,239	408,974
TOTAL ASSETS	$764,300	$803,755

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

December 31,	2025	2024
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$38,500	$17,822
Accounts payable	39,769	50,605
Accrued compensation and related costs	108,878	101,371
Self-insured risks	19,095	27,813
Income taxes payable	3,874	3,343
Operating lease liability	27,650	24,541
Other accrued liabilities	37,970	38,103
Deferred revenues	33,834	36,129
Total Current Liabilities	309,570	299,727
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	150,593	200,315
Deferred revenues	23,259	23,556
Accrued pension liabilities	17,910	21,084
Operating lease liability	53,531	66,811
Other noncurrent liabilities	38,005	36,711
Total Noncurrent Liabilities	283,298	348,477
Shareholders' Investment:
Class A common stock, $1.00 par value, 50,000 shares authorized; 29,860 and 30,124 shares issued and outstanding, respectively	29,860	30,124
Class B common stock, $1.00 par value, 50,000 shares authorized; 19,014 and 19,145 shares issued and outstanding, respectively	19,014	19,145
Additional paid-in capital	92,251	87,118
Retained earnings	233,708	237,948
Accumulated other comprehensive loss	(201,740)	(217,125)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	173,093	157,210
Noncontrolling interests	(1,661)	(1,659)
Total Shareholders' Investment	171,432	155,551
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$764,300	$803,755

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year Ended December 31,	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$19,676	$26,529	$30,260
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	40,043	36,195	35,742
Deferred income taxes	(3,328)	(2,534)	(12,279)
Stock-based compensation costs	5,193	5,768	5,603
Loss on disposal of property and equipment	2,718	102	646
Contingent earnout adjustments	537	(1,099)	4,025
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	26,369	(10,741)	11,663
Unbilled revenues, net	5,348	(13,691)	11,879
Accrued or prepaid income taxes	1,336	(2,140)	13,063
Accounts payable and accrued liabilities	(9,921)	6,916	(2,822)
Deferred revenues	(2,950)	(1,443)	5,913
Accrued retirement costs	7,992	8,312	7,174
Prepaid expenses and other operating activities	8,834	(555)	(7,077)
Net cash provided by operating activities	101,847	51,619	103,790
Cash Flows from Investing Activities:
Acquisitions of property and equipment	(7,014)	(6,210)	(4,890)
Capitalization of computer software costs	(31,535)	(35,437)	(31,706)
Cash proceeds from disposition of business line	2,046	—	—
Proceeds from settlement of life insurance policies	295	—	—
Net cash used in investing activities	(36,208)	(41,647)	(36,596)
Cash Flows from Financing Activities:
Cash dividends paid	(14,328)	(13,755)	(12,701)
Payments related to shares received for withholding taxes under employee stock-based compensation plans	(1,531)	(2,063)	(1,947)
Proceeds from shares purchased under employee stock-based compensation plans	2,044	1,889	1,536
Repurchases of common stock	(10,514)	(3,867)	(2,731)
Payments of contingent consideration on acquisitions	(1,326)	(3,348)	(7,060)
Increases in short-term and revolving credit facility borrowings	54,720	70,197	37,578
Payments on short-term and revolving credit facility borrowings	(84,449)	(61,576)	(69,066)
Payments on finance lease obligations	(90)	(240)	(60)
Capitalized loan costs	(2,027)	—	—
Other financing activities	(119)	(99)	(229)
Net cash used in financing activities	(57,620)	(12,862)	(54,680)
Effects of exchange rate changes on cash and cash equivalents	198	(326)	386
Increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	8,217	(3,216)	12,900
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	56,329	59,545	46,645
Cash, Cash Equivalents, and Restricted Cash at End of Year	$64,546	$56,329	$59,545

Supplemental cash flow information:
Income taxes paid	$16,963	$19,993	$16,050
Interest paid	17,388	19,324	18,914

The accompanying notes are an integral part of these consolidated financial statements.

CRAWFORD & COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

(In thousands)

	Common Stock					Shareholders'
	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Investment Attributable to Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at December 31, 2022	$28,764	$19,848	$78,158	$213,094	$(215,321)	$124,543	$(1,165)	$123,378
Net Income	—	—	—	30,609	—	30,609	(349)	30,260
Other comprehensive loss	—	—	—	—	(3,294)	(3,294)	(44)	(3,338)
Cash dividends paid (Class A - $0.26 per share, Class B - $0.26 per share)	—	—	—	(12,701)	—	(12,701)	—	(12,701)
Stock-based compensation	—	—	5,603	—	—	5,603	—	5,603
Repurchases of common stock	—	(293)	—	(2,438)	—	(2,731)	—	(2,731)
Shares issued in connection with stock-based compensation plans, net	761	—	(1,172)	—	—	(411)	—	(411)
Decrease in value of noncontrolling interest due to acquisition	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(229)	(229)
Balance at December 31, 2023	29,525	19,555	82,589	228,564	(218,615)	141,618	(1,787)	139,831
Net income	—	—	—	26,596	—	26,596	(67)	26,529
Other comprehensive income (loss)	—	—	—	—	1,490	1,490	(172)	1,318
Cash dividends paid (Class A - $0.28 per share, Class B - $0.28 per share)	—	—	—	(13,755)	—	(13,755)	—	(13,755)
Stock-based compensation	—	—	5,768	—	—	5,768	—	5,768
Repurchases of common stock	—	(410)	—	(3,457)	—	(3,867)	—	(3,867)
Shares issued in connection with stock-based compensation plans, net	599	—	(773)	—	—	(174)	—	(174)
Decrease in value of noncontrolling interest due to acquisition	—	—	(466)	—	—	(466)	489	23
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(122)	(122)
Balance at December 31, 2024	30,124	19,145	87,118	237,948	(217,125)	157,210	(1,659)	155,551
Net income	—	—	—	19,634	—	19,634	42	19,676
Other comprehensive income	—	—	—	—	15,385	15,385	75	15,460
Cash dividends paid (Class A - $0.29 per share, Class B - $0.29 per share)	—	—	—	(14,328)	—	(14,328)	—	(14,328)
Stock-based compensation	—	—	5,193	—	—	5,193	—	5,193
Repurchases of common stock	(837)	(131)	—	(9,546)	—	(10,514)	—	(10,514)
Shares issued in connection with stock-based compensation plans, net	573	—	(60)	—	—	513	—	513
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(119)	(119)
Balance at December 31, 2025	$29,860	$19,014	$92,251	$233,708	$(201,740)	$173,093	$(1,661)	$171,432

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

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") and include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities ("VIE") in which the Company is deemed to be the primary beneficiary. Significant intercompany transactions are eliminated in consolidation. Financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 810, Consolidation, in order to provide sufficient time for accumulation of their results. Accordingly, the Company's December 31, 2025, 2024, and 2023 consolidated financial statements include the financial position of such operations as of October 31, 2025 and 2024, respectively, and the results of their operations and cash flows for the fiscal years ended October 31, 2025, 2024, and 2023, respectively.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a VIE of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At December 31, 2025 and 2024, the liabilities of this deferred compensation plan were $6,686,000 and $6,248,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,423,000 and $10,389,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets" on the Company's Consolidated Balance Sheets, respectively.

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

The Company's North America Loss Adjusting segment generates revenue for claims management and adjusting services to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property, certain types of personal property and marine losses. The Company's International Operations segment generates revenue in a similar manner as North America Loss Adjusting in the U.K., Europe, Australia, Asia and Latin America. This segment also includes Legal Services, which generates revenues for services provided to insurance companies. The Company's Broadspire segment is a third party administrator that generates revenue through its Claims Management and Medical Management service lines. The Company's Platform Solutions segment principally generates revenues through its Contractor Connection, Networks and Subrogation service lines. The Contractor Connection service line generates revenue through its independently managed contractor network of credentialed residential and commercial contractors in the U.S. See Note 2, “Revenue Recognition,” for further discussion on the Company’s revenue recognition policies.

Intersegment sales are not material and eliminate in consolidation.

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

Year Ended December 31,	2025	2024	2023
	(In thousands)
Cash and cash equivalents	$64,079	$55,412	$58,363
Restricted cash within prepaid expenses and other current assets	467	917	1,182
Total cash, cash equivalents and restricted cash	$64,546	$56,329	$59,545

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

A summary of the activities in the allowance for expected credit losses for the years ended December 31, 2025, 2024, and 2023 is as follows:

	2025	2024	2023
	(In thousands)
Allowance for credit losses, January 1	$9,089	$9,530	$9,322
Add/ (Deduct):
Provision for bad debt expense	353	1,341	626
Write-offs, net of recoveries	(930)	(1,654)	(478)
Adjustments for business acquisitions and dispositions	(234)	—	—
Currency translation and other changes	54	(128)	60
Allowance for credit losses, December 31	$8,332	$9,089	$9,530

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

Classification	Estimated Useful Lives
Furniture and fixtures	3-10 years
Data processing equipment	3-5 years
Automobiles and other	3-4 years
Leasehold improvements	5-10 years

Property and equipment, including assets under finance leases, consisted of the following at December 31, 2025 and 2024:

December 31,	2025	2024
	(In thousands)
Leasehold improvements	$27,347	$30,357
Furniture and fixtures	16,157	19,690
Data processing equipment	44,255	43,562
Automobiles	619	701
Total property and equipment	88,378	94,310
Less accumulated depreciation	(71,729)	(73,756)
Net property and equipment	$16,649	$20,554

Depreciation on property and equipment, including property under finance leases and amortization of leasehold improvements, was $8,021,000, $8,881,000, and $10,004,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

Capitalized Software

Capitalized software costs reflect costs related to internally developed or purchased software used by the Company that has expected future economic benefits. Certain internal and external costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages, including training and maintenance costs, are expensed as incurred. The majority of these capitalized software costs consist of internal payroll costs and external payments for software development, purchases and related services. Additionally, "Capitalized software costs, net" on the Company's Consolidated Balance Sheets includes $6,795,000 and $5,900,000 as of December 31, 2025 and 2024, respectively, related to implementation of hosting arrangement service contracts for certain software applications. Capitalized software costs are typically amortized over periods ranging from three to ten years, depending on the estimated life of each software application. Amortization expense for capitalized software was $23,589,000, $19,817,000, and $17,948,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

At December 31, 2025 and 2024, accrued liabilities for self-insured risks totaled $42,056,000 and $47,061,000, respectively, including current liabilities of $19,095,000 and $27,813,000, respectively. The noncurrent liabilities are included in "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets. The Company separately records a recoverable asset for the value of insurance recovery payments anticipated from its insurance carriers, which totaled $20,216,000 and $20,651,000 as of December 31, 2025 and 2024, respectively. The recoverability of each asset is based on the notification of each claim to the Company's insurers, along with its independent assessment of the claim and the fact that it only has coverage with highly rated insurance carriers. Receipts from insurance up to the amount of the loss recognized are considered recoveries, which are accounted for when receipt is probable. The current assets are included in "Prepaid expenses and other current assets" and the noncurrent assets are included in "Other noncurrent assets."

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Provisions for deferred taxes are made in recognition of these temporary differences. The most significant differences relate to accrued but unpaid compensation and loss carryforwards.

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

Other factors which influence the effective tax rate used for financial reporting purposes include changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, changes in permanent reinvestment assertions, and changes in unrecognized tax benefits. See Note 6, "Income Taxes" for further discussion.

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

Foreign Currency

Monetary assets and liabilities denominated in a currency that is different from a reporting entity's functional currency must be remeasured from the applicable currency to the reporting entity's functional currency. The effects of the remeasurement of these assets and liabilities are recognized in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations. For operations outside the U.S. whose functional currency is other than the U.S. dollar, results of operations and cash flows are translated into U.S. dollars at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The resulting translation adjustments, on a net basis, are included in "Other Comprehensive Income (Loss)" in the Company's Consolidated Statements of Comprehensive Income, and the accumulated translation adjustment is reported as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets.

Foreign currency transactions resulted in a net gain of $33,000 for the year ended December 31, 2025, and net losses of $65,000 and $691,000, for the years ended December 31 2024 and 2023, respectively.

Advertising Costs

Advertising costs are expensed in the period in which the costs are incurred. Advertising expenses were $2,426,000, $2,132,000, and $2,143,000, respectively, for the years ended December 31, 2025, 2024 and 2023.

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

Improvements to Reportable Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company adopted this guidance as of December 31, 2024. Refer to Note 12, "Segment and Geographic Information," for updated segment disclosures.

Improvements to Income Tax Disclosures (ASU 2023-09)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with prospective application permitted. The Company adopted this guidance prospectively, beginning in our 2025 annual reporting as of December 31, 2025. Refer to Note 6, "Income Taxes," for income tax-related disclosures required by this guidance.

Pending Adoption of Recently Issued Accounting Standards

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

The following table presents North America Loss Adjusting revenues before reimbursements disaggregated by geography for the years ended December 31, 2025 and 2024:

	(In thousands)
Year Ended December 31,	2025	2024
U.S.	$215,734	$221,279
Canada	89,153	90,879
Total North America Loss Adjusting Revenues before Reimbursements	$304,887	$312,158

The following table presents International Operations revenues before reimbursements disaggregated by geography for the years ended December 31, 2025 and 2024:

	(In thousands)
Year Ended December 31,	2025	2024
U.K.	$169,209	$157,806
Europe	109,247	100,702
Australia	80,800	77,219
Asia	29,123	24,466
Latin America	31,032	32,924
International Loss Adjusting	419,411	393,117

U.K.	10,203	10,551
Australia	5,835	11,769
Latin America	2,769	3,170
Crawford Legal Services	18,807	25,490
Total International Operations Revenues before Reimbursements	$438,218	$418,607

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the years ended December 31, 2025 and 2024:

	(In thousands)
Year Ended December 31,	2025	2024
Claims Management	$207,415	$198,797
Medical Management	194,444	189,277
Total Broadspire Revenues before Reimbursements	$401,859	$388,074

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

The following table presents Platform Solutions revenues before reimbursements disaggregated by service line for the years ended December 31, 2025 and 2024:

	(In thousands)
Year Ended December 31,	2025	2024
Contractor Connection	$66,713	$67,586
Networks	25,552	76,977
Subrogation	28,492	29,108
Total Platform Solutions Revenues before Reimbursements	$120,757	$173,671

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. As of December 31, 2025, deferred revenues related to lifetime claim handling arrangements approximated $40,049,000. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2025 and the significant activity affecting deferred revenues during the year ended December 31, 2025:

(In Thousands)
Deferred Revenue
Balance at January 1, 2025	$59,685
Annual additions	99,208
Revenue recognized from prior periods	(32,484)
Revenue recognized from current year additions	(69,316)
Balance as of December 31, 2025	$57,093

Remaining Performance Obligations

As of December 31, 2025, the Company had $107,400,000 of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain claims where the processing has not yet occurred. The Company expects to recognize approximately 72% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

3. Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Balance at December 31, 2023:
Goodwill	$88,995	$81,779	$113,374	$65,556	$349,704
Accumulated impairment losses	(71,626)	(81,779)	(100,437)	(19,138)	(272,980)
Net goodwill	$17,369	$-	$12,937	$46,418	$76,724
2024 Activity:
Foreign currency effects	(356)	-	-	-	(356)
Balance at December 31, 2024:
Goodwill	$88,639	$81,779	$113,374	$65,556	$349,348
Accumulated impairment losses	(71,626)	(81,779)	(100,437)	(19,138)	(272,980)
Net goodwill	$17,013	$-	$12,937	$46,418	$76,368
2025 Activity:
Foreign currency effects	201	-	-	-	201
Balance at December 31, 2025:
Goodwill	$88,840	$81,779	$113,374	$65,556	$349,549
Accumulated impairment losses	(71,626)	(81,779)	(100,437)	(19,138)	(272,980)
Net goodwill	$17,214	$-	$12,937	$46,418	$76,569

During 2025, the Company performed its annual goodwill impairment testing utilizing the income approach. The estimated fair value of each reporting unit tested exceeded its carrying value for all periods. The key assumptions used in estimating the fair value of its reporting units as of October 1, 2025 and 2024 include the discount rate and the terminal growth rate. The discount rates utilized in estimating the fair value of its reporting units as of October 1, 2025 and 2024 range between 13% - 15.5% and 13% - 17%, respectively, reflecting the assessment of a market participant's view of the risks associated with the projected cash flows. The terminal growth rate used in the analysis was 2.0% for all periods. The assumptions used in estimating the fair values are based on currently available data and management's best estimates of revenues, EBITDA margins, and cash flows and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions. No goodwill impairment was identified as of December 31, 2025, 2024 and 2023.

Intangible Assets

The following is a summary of finite-lived intangible assets acquired through business acquisitions as of December 31, 2025 and 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period
	(In thousands, except years)
December 31, 2025:
Customer relationships	$161,103	$(130,332)	$30,771	6.4 years
Technology-based	21,043	(17,626)	3,417	2.2 years
Trade name	3,385	(2,252)	1,133	2.4 years
Other	6,855	(6,580)	275	1.1 years
Total	$192,386	$(156,790)	$35,596	5.0 years
December 31, 2024:
Customer relationships	$161,459	$(125,639)	$35,820	7.3 years
Technology-based	21,735	(16,364)	5,371	3.3 years
Trade name	5,828	(3,721)	2,107	3.7 years
Other	6,795	(6,278)	517	2.1 years
Total	$195,817	$(152,002)	$43,815	6.0 years

Amortization of finite-lived intangible assets was $8,431,000, $7,497,000, and $7,790,000 for the years ended December 31, 2025, 2024, and 2023, respectively. These amortization expenses were excluded from segment operating earnings (see Note 12, "Segment and Geographic Information"). Intangible assets subject to amortization are amortized on a straight-line basis over lives ranging from 2 to 20 years.

At December 31, 2025, annual estimated aggregate amortization expense for intangible assets subject to amortization for the next five years is as follows:

Annual Amortization Expense
Year Ending December 31,	(In thousands)
2026	$6,931
2027	5,394
2028	5,394
2029	3,087
2030	2,750

The following is a summary of indefinite-lived intangible assets at December 31, 2025 and 2024:

	Gross Carrying Amount	Accumulated Impairments	Net Carrying Value
	(In thousands)
December 31, 2025:
Trade names	$32,828	$(2,072)	$30,756
December 31, 2024:
Trade names	$32,802	$(2,072)	$30,730

4. Short-Term and Long-Term Debt, Including Finance Leases

Long-term debt consisted of the following at December 31, 2025 and 2024:

December 31,	2025	2024
	(In thousands)
Credit Facility	$189,000	$217,979
Finance lease and other obligations	93	158
Total long-term debt and finance leases	189,093	218,137
Less: portion of Credit Facility classified as short-term	(38,454)	(17,740)
Less: current installments of finance leases and other obligations	(46)	(82)
Total long-term debt and finance leases, less current installments	$150,593	$200,315

On December 2, 2025, the Company, its subsidiaries Crawford & Company EMEA/AP Management Ltd (the "U.K. Borrower"), Crawford & Company (Canada) Inc. (the "Canadian Borrower") and Crawford & Company (Australia) Pty. Ltd. (the "Australian Borrower") (the Company, together with such subsidiaries, as borrowers (the "Borrowers")), Bank of America, N.A., as administrative agent and a lender ("Bank of America"), Wells Fargo Bank, National Association and Truist Bank as co-syndication agents and lenders, HSBC Bank USA, National Association and PNC Bank, N.A., as co-documentation agents and lenders, and the other lenders party thereto, entered into an Amended and Restated Credit Facility (the "Credit Facility"), which amended and restated that certain credit agreement, dated as of November 5, 2021, as subsequently amended. In connection with the Credit Facility, the Company, the Company’s guarantor subsidiaries party thereto and Bank of America entered into a Security and Pledge Agreement (the "Security and Pledge Agreement") and a Guaranty Agreement (the "Guaranty Agreement"), each dated as of the date of the Credit Facility.

The Credit Facility consists of a $500,000,000 revolving credit facility, with a letter of credit sub-commitment of $125,000,000. The Credit Facility contains sublimits of $250,000,000 for borrowings by the U.K. Borrower, $125,000,000 for borrowings by the Canadian Borrower, and $75,000,000 for borrowings by the Australian Borrower. The Credit Facility matures, and all amounts outstanding thereunder, will be due and payable on December 2, 2030. Borrowings under the Credit Facility may be made in U.S. dollars, Euros, Canadian dollars, Yen, Australian dollars, and Sterling and, subject to the terms of the Credit Facility, other currencies.

Borrowings under the Credit Facility bear interest, at the option of the applicable Borrower, based on the Base Rate (as defined below) or Term SOFR or an alternative reference rate, in each case plus an applicable interest margin based on the Company's leverage ratio (as defined below), provided that borrowings in foreign currencies will be at an alternative reference rate. The Credit Facility defines alternative reference rates for non-U.S. Dollar currencies as Alternative Currency Term Rates or Alternative Currency Daily Rates. The interest margin for Term SOFR or alternative reference rate loans ranges from 1.00% to 1.625% and for Base Rate loans ranges from 0.00% to 0.625%. Base Rate is defined as the highest of (a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, (c) the Term SOFR rate plus 1.00% and (d) 1.00%. The weighted average interest rates under the Credit Facility were 6.0%, 6.8%, and 6.6% for the years ended December 31, 2025, 2024, and 2023, respectively.

At December 31, 2025, a total of $189,000,000 was outstanding and there was an undrawn amount of $8,457,000 under the letters of credit sub-commitment of the Credit Facility. These letter of credit commitments were for the Company's own obligations. Including the amounts committed under the letter of credit sub-commitments, the available balance under the Credit Facility totaled $290,652,000 at December 31, 2025.

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

The representations, covenants and events of default in the Credit Facility are customary for financing transactions of this nature, including required compliance with a maximum leverage ratio and a minimum interest coverage ratio (each as defined below).

Under the Credit Facility, the consolidated total leverage ratio, defined as the ratio of (i) consolidated total funded debt minus unrestricted cash (generally cash held by Loan Parties in the U.S., U.K., Canada and Australia) to (ii) consolidated EBITDA, must not be greater 4.50 to 1.00 at the end of each fiscal quarter. Also, the consolidated interest coverage ratio, defined as the ratio of (a) consolidated EBITDA to (b) consolidated interest expense, must not be less than 2.50 to 1.00 for the four-quarter period ending at the end of each fiscal quarter.

At December 31, 2025, the Company was in compliance with the financial covenants under the Credit Facility. If the Company does not meet the covenant requirements in the future, it would be in default under the Credit Facility. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Facility and ancillary loan documents.

Short-term borrowings under the Credit Facility totaled $38,454,000 and $17,740,000 at December 31, 2025 and 2024, respectively. The Company expects, but is not required, to repay all of such short-term borrowings at December 31, 2025 in 2026.

The Company's finance leases are primarily comprised of equipment leases with terms ranging from 24 to 60 months.

Interest expense, including amortization of capitalized loan costs, on the Company's short-term and long-term borrowings was $17,973,000, $20,303,000, and $19,809,000 for the years ended December 31, 2025, 2024, and 2023, respectively. Interest paid on the Company's short-term and long-term borrowings was $17,388,000, $19,324,000, and $18,914,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

Principal repayments of long-term debt, including current portions, finance leases and other obligations, as of December 31, 2025 are expected to be as follows, assuming no prepayments or extensions beyond the stated maturity:

Year Ending December 31,	Long-term Debt	Finance Lease and Other Obligations	Total
	(In thousands)
2026	$38,454	$46	$38,500
2027	—	47	47
2028	—	—	—
2029	—	—	—
2030	150,546	—	150,546
Total	$189,000	$93	$189,093

5. Lease Commitments

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

The Company's finance leases are not material as of the year ended December 31, 2025 and are excluded from the disclosures below. The following table presents the lease-related assets and liabilities recorded on the Company's Consolidated Balance Sheets related to its operating leases:

(in thousands)	Classification on Balance Sheet	December 31, 2025	December 31, 2024
Assets:
Operating lease	Operating lease right-of-use assets, net	$66,322	$78,808
Liabilities:
Current operating lease liabilities	Current operating lease liabilities	27,650	24,541
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	53,531	66,811
Total operating lease liabilities		$81,181	$91,352

Weighted-Average Remaining Lease Term		3.70 years	4.40 years
Weighted-Average Discount Rate		6.0%	5.8%

The components of operating lease costs within the Company's Consolidated Statements of Operations consisted of the following:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Operating lease cost	$29,432	$30,933
Variable lease cost	8,662	8,084
Sublease income	(2,112)	(1,275)

Supplemental cash flow information related to operating leases were as follows:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$30,506	$32,776

Right-of-use assets obtained in exchange for lease obligations	$14,277	$15,510

Future undiscounted operating lease payments reconciled to total operating lease liabilities are as follows:

(in thousands)	December 31, 2025
2026	$31,588
2027	23,200
2028	14,497
2029	11,005
2030	7,058
Thereafter	3,303
Total undiscounted lease payments	90,651
Less imputed interest	(9,470)
Present value of future lease payments	$81,181

6. Income Taxes

In December 2023, the FASB issued updated accounting guidance on disclosure for income taxes which the Company adopted prospectively as of January 1, 2025. Refer to Note 1 "Significant Accounting and Reporting Policies" for additional information regarding this new guidance.

Income before income taxes consisted of the following:

Year Ended December 31,	2025	2024	2023
	(In thousands)
U.S.	$1,902	$21,429	$35,620
Foreign	32,698	19,683	11,737
Income before income taxes	$34,600	$41,112	$47,357

The provision for income taxes consisted of the following:

Year Ended December 31,	2025	2024	2023
	(In thousands)
Current:
U.S. federal	$4,471	$8,368	$13,193
U.S. state and local	1,456	2,148	4,316
Foreign	12,325	6,601	11,867
Deferred:
U.S. federal	(2,229)	(5,202)	(7,603)
U.S. state and local	(411)	2,585	(1,849)
Foreign	(688)	83	(2,827)
Provision for income taxes	$14,924	$14,583	$17,097

A summary of net cash payments (refunds) for income taxes in 2025, is as follow:

Year Ended December 31,	2025
(In thousands)
U.S. federal	$3,028
U.S. state and local	1,238
Foreign
Australia	5,517
Brazil	2,141
Canada	(1,020)
Netherlands	1,217
Norway	985
Philippines	1,002
Other	2,855
Total	$16,963

Net cash payments for income taxes were $19,993,000 and $16,050,000 in 2024 and 2023, respectively.

The provision for income taxes is reconciled to the federal statutory income tax rate of 21% in 2025 as follows:

Year Ended December 31,	2025
(In thousands, except percentages)
U.S. federal statutory tax rate	$7,266	21.0%
State and local income tax, net of federal income tax benefit(1)	825	2.3%
Effect of cross-border tax laws(2)
Effect of branch taxes	644	1.9%
Global intangible low-taxed income ("GILTI")	1,504	4.3%
Other	393	1.1%
Tax Credits
Foreign tax	(3,336)	(9.7)%
Research and development	(486)	(1.4)%
Other	(37)	(0.1)%
Changes in valuation allowances	2,977	8.6%
Nontaxable or nondeductible items
Meals and entertainment	399	1.2%
Other	156	0.5%
Changes in unrecognized tax benefits	(22)	(0.1)%
Foreign tax effects
Australia
Changes in valuation allowances	1,560	4.5%
Statutory tax rate difference	555	1.6%
Gain (Loss) on sale of business	(997)	(2.9)%
Other	(81)	(0.2)%
Brazil
Withholding tax	1,866	5.4%
Other	297	0.8%
Chile
Withholding tax	613	1.8%
Other	18	0.0%
Germany	364	1.1%
Singapore
Changes in valuation allowances	364	1.1%
Other	196	0.6%
United Arab Emirates
Statutory tax rate difference	(561)	(1.6)%
Other	(14)	(0.0)%
United Kingdom
Statutory tax rate difference	439	1.3%
Changes in valuation allowances	(3,488)	(10.1)%
Withholding tax	394	1.1%
Other	1,601	4.6%
Other foreign jurisdictions	1,515	4.4%
Provision for income taxes	$14,924	43.1%

(1) State taxes in Texas, Florida, New York, and Illinois make up the majority (greater than 50%) of this category.

(2) Includes the impact of credits.

The provision for income taxes is reconciled to the federal statutory income tax rate of 21% in 2024 and 2023 as follows:

Year Ended December 31,	2024	2023
	(In thousands)
Federal income taxes at statutory rate	$8,634	$9,945
State income taxes, net of federal benefit	1,890	2,082
Foreign taxes	3,024	5,872
Change in valuation allowance	2,064	2,131
Research and development credits	(789)	(607)
Foreign tax credits	(1,681)	(1,668)
Nondeductible meals and entertainment	565	643
Change in permanent reinvestment assertion	(8)	280
Disposals and liquidations of businesses	—	(305)
Foreign-derived intangible income deduction	(156)	(223)
Tax rate changes	422	(104)
Other	618	(949)
Provision for income taxes	$14,583	$17,097

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits.

The Company’s effective income tax rate in 2025 was impacted by improved profitability in certain jurisdictions, net of global intangible low-taxed income expense and a one-time expense relating to administrative guidance issued by a foreign tax authority. The Company’s effective income tax rate in 2024 was impacted by performance in certain foreign jurisdictions and changes in valuation allowances. The Company’s effective income tax rate in 2023 was impacted by changes in domestic tax guidance and changes in valuation allowances.

The foreign tax administrative guidance issuance noted above also resulted in a one-time indirect tax expense of $3,122,000 for the year ended December 31, 2025, which is included in "Selling, general, and administrative expenses" on the Consolidated Statements of Operations.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States. The OBBBA contains changes to key U.S. federal income tax laws. This change was immaterial to the Company's overall income tax provision.

The Company maintained its permanent reinvestment position on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to the earnings that were not permanently reinvested. Beyond these earnings the Company has not changed the reinvestment assertion on its undistributed earnings or other outside basis differences of its remaining foreign subsidiaries. Excluding the operations that are not permanently reinvested, no additional income or withholding taxes have been provided for indefinitely reinvested undistributed foreign earnings, other than those previously taxed nor have any taxes been provided for outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company has estimated that it has book over tax basis differences of approximately $127,979,000. Due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Deferred income taxes consisted of the following at December 31, 2025 and 2024:

	2025	2024
	(In thousands)
Accounts receivable allowance	$1,831	$2,286
Accrued compensation	13,819	14,013
Accrued pension liabilities	1,488	3,314
Self-insured risks	4,364	5,551
Deferred revenues	4,417	4,684
Interest	2,023	3,223
Tax credit carryforwards	5,188	2,654
Loss carryforwards	38,012	33,315
Lease liability	19,577	23,418
Other	2,442	1,986
Gross deferred income tax assets	93,161	94,444
Unbilled revenues	7,004	5,265
Repatriated earnings	1,782	1,152
Depreciation and amortization	8,596	12,901
Lease right-of-use asset	15,611	20,054
Gross deferred income tax liabilities	32,993	39,372
Net deferred income tax assets before valuation allowances	60,168	55,072
Valuation allowance	(39,869)	(35,310)
Net deferred income tax assets	$20,299	$19,762
Amounts recognized in the Consolidated Balance Sheets consist of:
Long-term deferred income tax assets included in "Deferred income tax assets"	24,684	25,305
Long-term deferred income tax liabilities included in "Other noncurrent liabilities"	(4,385)	(5,543)
Net deferred income tax assets	$20,299	$19,762

At December 31, 2025, the Company had deferred tax assets related to loss carryforwards of $38,012,000, with no netting of unrecognized tax benefits applied. An estimated $32,829,000 of the deferred tax assets will not expire, and $5,183,000 will expire over the next 20 years if not utilized by the Company.

Changes in the Company's deferred tax valuation allowance are recorded as adjustments to the provision for income taxes. An analysis of the Company's deferred tax asset valuation allowances is as follows for the years ended December 31, 2025, 2024, and 2023.

	2025	2024	2023
	(In thousands)
Balance, beginning of year	$35,310	$29,644	$23,295
Other changes	4,559	5,666	6,349
Balance, end of year	$39,869	$35,310	$29,644

Changes to the valuation allowance for the year ended December 31, 2025 were primarily due to foreign jurisdictions net deferred tax assets in certain of the Company's international operations, as well as a change in realization for U.S. foreign tax credits. Changes to the valuation allowance for the year ended December 31, 2024 were primarily due to foreign jurisdictions net deferred tax assets in certain of the Company's international operations, as well as a change in realization for various U.S. state loss carryforwards. Changes to the valuation allowance for the year ended December 31, 2023 were primarily due to establishments for various foreign jurisdictions net deferred tax assets in certain of the Company’s international operations.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits follows:

(In thousands)
Balance at December 31, 2022	$3,653
Additions for tax positions related to prior years	432
Reductions for tax positions related to prior years	(153)
Lapses of applicable statutes of limitation	(344)
Balance at December 31, 2023	$3,588
Currency Translation Adjustment	2
Lapses of applicable statutes of limitation	(3,156)
Balance at December 31, 2024	$434
Settlements	(350)
Reductions for tax positions related to prior years	(23)
Balance at December 31, 2025	$61

The Company accrues interest and, if applicable, penalties related to unrecognized tax benefits in income taxes. Total accrued interest expense at December 31, 2025, 2024, and 2023, was $2,000, $1,000, and $13,000, respectively.

Included in the total unrecognized tax benefits at December 31, 2025, 2024, and 2023 were $61,000, $434,000, and $685,000, respectively, of tax benefits that, if recognized, would affect the effective income tax rate.

The Company conducts business in a number of countries and, as a result, files U.S. federal and various state and foreign jurisdiction income tax returns. In the normal course of business, the Company is subject to examination by various taxing jurisdictions throughout the world. With few exceptions, the Company is no longer subject to income tax examinations for years before 2015.

Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

7. Retirement Plans

The Company and its subsidiaries sponsor various retirement plans. Substantially all employees in the U.S. and certain employees outside the U.S. are covered under the Company's defined contribution plans. Certain employees, retirees, and eligible dependents are also covered under the Company's defined benefit pension plans.

Employer contributions under the Company's defined contribution plans are determined annually based on employee contributions, a percentage of each covered employee's compensation, and years of service. The Company's cost for defined contribution plans totaled $31,384,000, $30,531,000, and $28,217,000 in 2025, 2024, and 2023, respectively.

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

The Company did not make any voluntary contributions to the U.S. Qualified Plan in 2023, 2024, or 2025. Crawford expects to make discretionary contributions of $3,000,000 to the U.S. Qualified Plan in the next fiscal year to minimize future required contributions.

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

The majority of the Company's defined benefit pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2025 and 2024:

December 31,	2025	2024
	(In thousands)
Projected benefit obligations	$265,729	$278,389
Fair value of plans' assets	245,917	255,389

Certain of the Company's U.K. Plans have fair values of plan assets that exceed the projected benefit obligations. For these plans, and certain Other International Plans, the projected benefit obligations and the fair value of plan assets were as follows as of December 31, 2025 and 2024:

December 31,	2025	2024
	(In thousands)
Projected benefit obligations	$156,946	$161,567
Fair value of plans' assets	168,991	170,747

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

A reconciliation of the beginning and ending balances of the projected benefit obligations and the fair value of plans' assets for the Company's defined benefit pension plans as of the plans' most recent measurement dates is as follows:

Year Ended December 31,	2025	2024
	(In thousands)
Projected Benefit Obligations:
Beginning of measurement period	$439,956	$458,296
Service cost	1,739	1,531
Interest cost	21,929	23,163
Employee contributions	14	22
Actuarial loss (gain)	2,978	(3,504)
Plan settlements	—	(296)
Plan curtailments	—	48
Benefits paid	(48,120)	(49,068)
Foreign currency effects	4,179	9,764
End of measurement period	422,675	439,956
Fair Value of Plans' Assets:
Beginning of measurement period	426,136	443,157
Actual return on plans' assets	28,825	18,268
Employer contributions	3,753	3,561
Employee contributions	14	22
Plan settlements	—	(296)
Benefits paid	(48,120)	(49,068)
Foreign currency effects	4,300	10,492
End of measurement period	414,908	426,136
Unfunded Status	$(7,767)	$(13,820)

Due to the frozen status of the U.S. Qualified Plan and the closed status of the U.K. Plans, the accumulated benefit obligations and the projected benefit obligations are not materially different.

The funded status of the Company's defined benefit pension plans recognized in the Consolidated Balance Sheets at December 31 consisted of:

December 31,	2025	2024
	(In thousands)
U.S. Qualified Plan	$15,378	$18,991
Other international plans	2,532	2,092
Subtotal, included in "Accrued pension liabilities"	17,910	21,084
U.K. prepaid pension asset included in "Other noncurrent assets"	(12,045)	(9,176)
Other international plans	—	(4)
Subtotal, included in "Other noncurrent assets"	(12,045)	(9,180)
Unfunded status of nonqualified defined benefit deferred pension plans included in "Other accrued liabilities"	199	201
Unfunded status of nonqualified defined benefit pension plans included in "Other noncurrent liabilities"	1,703	1,716
Total underfunded status	$7,767	$13,820
Accumulated other comprehensive loss, before income taxes	$(244,882)	$(257,116)

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

The following tables set forth the changes in accumulated other comprehensive loss during 2025 and 2024 for the Company's defined benefit retirement plans on a combined basis:

Defined Benefit Pension Plans
(In thousands)
Net unrecognized actuarial loss, December 31, 2023	$(261,102)
Amortization of net loss	12,580
Net loss arising during the year	(4,109)
Currency translation	(4,484)
Net unrecognized actuarial loss, December 31, 2024	(257,116)
Amortization of net loss	12,575
Net gain arising during the year	982
Currency translation	(1,323)
Net unrecognized actuarial loss, December 31, 2025	$(244,882)

Unrecognized losses reflect changes in the discount rates and differences between expected and actual asset returns, which are being amortized over future periods. These unrecognized losses may be recovered in future periods through actuarial gains. However, unless the minimum amount required to be amortized is below a corridor amount equal to 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets, these unrecognized actuarial losses are required to be amortized and recognized in future periods. Net unrecognized actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit costs during the year ending December 31, 2026 for the U.S. and U.K. defined benefit pension plans are $12,164,000 ($9,814,000 net of tax).

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

Net periodic benefit cost related to all of the Company's defined benefit pension plans recognized in the Company's Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023 included the following components:

Year Ended December 31,	2025	2024	2023
	(In thousands)
Service cost	$1,739	$1,531	$1,423
Interest cost	21,929	23,163	23,915
Expected return on assets	(24,865)	(25,882)	(27,168)
Amortization of actuarial loss	12,575	12,580	12,020
Curtailment loss recognized	—	48	—
Net periodic benefit cost	$11,378	$11,440	$10,190

Benefit cost for the U.S. Qualified Plan does not include service cost since the plan is frozen. For the years ended December 31, 2025, 2024 and 2023, the non-service components of net periodic pension cost of $9,639,000, $9,909,000, and $8,767,000, respectively, are included in "Other (Income) Loss" on the Consolidated Statement of Operations. These amounts represent the non-service pension costs of the U.S., U.K., and Other International Plans.

Over the next ten years, the following benefit payments are expected to be required to be made from the Company's U.S. and U.K. defined benefit pension plans:

Year Ending December 31,	Expected Benefit Payments
(In thousands)
2026	$33,764
2027	33,530
2028	33,758
2029	33,150
2030	32,707
2031-2035	149,299

The Company reviews its employee demographic assumptions annually and updates the assumptions as necessary. The Company updates the mortality assumptions for the U.S. plans to incorporate the current mortality tables issued by the Society of Actuaries, adjusted to reflect the Company's specific experience and future expectations. No changes were made to the mortality tables for the years ended December 31, 2023, 2024, and 2025. Certain assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. and U.K. defined benefit pension plans were as follows:

U.S. Qualified Plan:	2025	2024
Discount rate used to compute benefit obligations	5.24%	5.57%
Discount rate used to compute periodic benefit cost	5.57%	4.94%
Expected long-term rates of return on plans' assets	6.40%	5.90%

U.K. Defined Benefit Plans:	2025	2024
Discount rate used to compute benefit obligations	5.42%	5.30%
Discount rate used to compute periodic benefit cost	5.30%	5.78%
Expected long-term rates of return on plans' assets	5.90%	6.20%

The discount rate assumptions reflect the rates at which the Company believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of investment grade corporate bonds with maturity dates matched to the estimated future payments of the plans' benefit obligations.

The Company estimates the service and interest components of net periodic benefit cost for its U.S. and international pension and other postretirement benefits. This estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. For the pension plans, the weighted average spot rates used to determine 2026 interest costs are estimated to be 4.71% for the U.S. Qualified plan and 4.88% for the U.K. plans.

The expected long-term rates of return on plan assets were based on the plans' asset mix, historical returns on equity securities and fixed income investments, and an assessment of expected future returns. The expected long-term rates of return on plan assets assumption used to determine 2026 net periodic pension cost are estimated to be 6.40% and 5.90% for the U.S. Qualified Plan and U.K. plans, respectively. If actual long-term rates of return differ from those assumed or if the Company used materially different assumptions, actual funding obligations could differ materially from these estimates. Due to the frozen status of the U.S. plan and closed status of the U.K. plans, increases in compensation rates are not material to the computations of benefit obligations or net periodic benefit cost.

Plans' Assets

Asset allocations at the respective measurement dates, by asset category, for the Company's U.S. and U.K. qualified defined benefit pension plans were as follows:

	U.S. Qualified Plan		U.K. Plans
December 31,	2025	2024	2025	2024
Equity securities	13.9%	14.7%	—	—
Fixed income securities	78.0%	77.9%	73.5%	73.7%
Alternative strategies	4.0%	4.2%	25.6%	25.9%
Cash, cash equivalents and short-term investment funds	4.1%	3.2%	0.9%	0.4%
Total asset allocation	100.0%	100.0%	100.0%	100.0%

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

8. Common Stock and Earnings per Share

Shares of the Company's two classes of common stock are traded on the NYSE under the symbols CRD-A and CRD-B. The Company's two classes of stock are substantially identical, except with respect to voting rights and the Company's ability to pay greater cash dividends on the non-voting Class A Common Stock than on the voting Class B Common Stock, subject to certain limitations. In addition, with respect to mergers or similar transactions, holders of Class A Common Stock must receive the same type and amount of consideration as holders of Class B Common Stock, unless different consideration is approved by the holders of 75% of the Class A Common Stock, voting as a class. As described in Note 10, "Stock-Based Compensation," certain shares of CRD-A are issued with restrictions under incentive compensation plans.

Effective November 4, 2021, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Company's Board of Directors authorized the addition of 5,000,000 shares of CRD-A or CRD-B (or a combination of the two) to its 2021 Repurchase Authorization. On October 30, 2025, the Company’s Board of Directors added 2,000,000 shares to this authorization and amended this authorization to allow for repurchases through December 31, 2027. Under the repurchase program, repurchases may be made in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable regulatory guidelines. The authorization does not obligate Crawford to acquire any stock, and purchases may be commenced or suspended at any time based on market conditions and other factors that the Company deems appropriate.

During 2025, the Company repurchased 836,859 shares of CRD-A at an average cost of $10.90 per share and 131,060 shares of CRD-B at an average cost of $10.62 per share under the 2021 Repurchase Authorization. During 2024, the Company repurchased 409,610 shares of CRD-B at an average cost of $9.44 per share under the 2021 Repurchase Authorization. There were no repurchases of CRD-A shares in 2024. At December 31, 2025, the Company had remaining authorization to repurchase 2,121,890 shares under the 2021 Repurchase Authorization.

Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of CRD-A and CRD-B using the two-class method, which allocates the undistributed earnings for each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on CRD-A than on CRD-B, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same basic earnings per share for CRD-A and CRD-B. During 2025, 2024 and 2023, the Board of Directors declared an equal dividend on CRD-A and CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2025		2024		2023
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$3,250	$2,056	$7,787	$5,054	$10,649	$7,259
Dividends paid	8,779	5,549	8,339	5,416	7,554	5,147
Net income available to common shareholders, basic	12,029	7,605	16,126	10,470	18,203	12,406
Denominator:
Weighted-average common shares outstanding, basic	30,237	19,132	29,783	19,332	29,039	19,796
Earnings per share - basic	$0.40	$0.40	$0.54	$0.54	$0.63	$0.63

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

Year Ended December 31,	2025		2024		2023
	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
	(In thousands, except earnings (loss) per share)
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$3,272	$2,034	$7,850	$4,991	$10,760	$7,148
Dividends paid	8,779	5,549	8,339	5,416	7,554	5,147
Net income available to common shareholders, diluted	12,051	7,583	16,189	10,407	18,314	12,295
Denominator:
Weighted-average common shares outstanding, basic	30,237	19,132	29,783	19,332	29,039	19,796
Weighted-average effect of dilutive securities(1)	534	—	621	—	760	—
Weighted-average number of shares outstanding, diluted	30,771	19,132	30,404	19,332	29,799	19,796
Earnings per share - diluted	$0.39	$0.40	$0.53	$0.54	$0.61	$0.62

Listed below are the shares excluded from the denominator in the above computation of diluted earnings per share for CRD-A because their inclusion would have been anti-dilutive:

Year Ended December 31,	2025	2024	2023
	(In thousands)
Shares underlying stock options excluded due to the options' respective exercise prices being greater than the average stock price during the period	—	—	711
Performance stock grants excluded because performance conditions had not been met(1)	276	1,076	993
(1)
Compensation cost is recognized for these performance stock grants based on expected achievement rates; however no consideration is given for these performance stock grants when calculating earnings per share until the performance measurements are actually achieved.

9. Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include net unrealized (loss) gain from intra-entity loans that are long-term in nature of $452,000, $(505,000), and $1,004,000 for the years ended December 31, 2025, 2024, and 2023, respectively. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's Consolidated Balance Sheets were as follows:

	Foreign currency translation adjustments	Retirement liabilities	AOCL attributable to shareholders of Crawford & Company
	(In thousands)
Balance at December 31, 2023	$(49,486)	$(169,129)	$(218,615)
Other comprehensive loss before reclassifications	(593)	—	(593)
Unrealized net losses arising during the year	—	(7,986)	(7,986)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	10,069	10,069
Net current period other comprehensive (loss) income	(593)	2,083	1,490
Balance at December 31, 2024	(50,079)	(167,046)	(217,125)
Other comprehensive income before reclassifications	6,154	—	6,154
Unrealized net losses arising during the year	—	(884)	(884)
Amounts reclassified from accumulated other comprehensive income to net income (1)	—	10,115	10,115
Net current period other comprehensive income	6,154	9,231	15,385
Balance at December 31, 2025	$(43,925)	$(157,815)	$(201,740)
(1)
Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Selling, general, and administrative expenses" on the Company's Consolidated Statements of Operations. See Note 7, "Retirement Plans" for additional details.

Other comprehensive loss amounts attributable to noncontrolling interests shown in the Company's Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

10. Stock-Based Compensation

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

The pretax compensation expense recognized for all stock-based compensation plans was $5,193,000, $5,768,000, and $5,603,000 for the years ended December 31, 2025, 2024, and 2023, respectively. In 2025 there was a decrease in stock-based compensation expense due to adjustments made to reflect changes in the number of shares expected to vest for 2023 and 2024 performance-based grants. In 2025, the estimated achievement rates for performance-based grants granted in 2024 and 2023 were reduced to 75% and 78% vesting, respectively.

The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $1,197,000, $1,350,000, and $1,330,000 for the years ended December 31, 2025, 2024, and 2023, respectively. Some of the Company's stock-based compensation awards are granted under plans which are designed not to be taxable as compensation to the recipient based on tax laws of the U.S. or other applicable country. Accordingly, the Company does not recognize tax benefits on all of its stock-based compensation expense.

Stock Options

The Company has granted nonqualified and incentive stock options to key employees and directors. All stock options are for shares of CRD-A. Option awards are granted with an exercise price equal to the fair market value of the Company's stock on the date of grant. The Company's stock option plans have been approved by shareholders, and the Company's Board of Directors is authorized to make specific grants of stock options under active plans. Employee stock options typically are subject to graded vesting over three years (33% each year) and have a typical life of ten years. Compensation cost for stock options is recognized on an accelerated basis over the requisite service period for the entire award. No compensation expense was recorded for employee stock option awards during either of the years ended December 31, 2025 or 2024. Compensation expense of $12,000 was recognized for employee stock option awards for the year ended December 31, 2023.

A summary of option activity as of December 31, 2025, 2024 and 2023, and changes during each year, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2022	1,542	$8.98	5.5 years	$7
Granted	—	—
Exercised	(485)	8.84
Forfeited or expired	(15)	9.01
Outstanding at December 31, 2023	1,042	9.05	4.7 years	4,305
Granted	—	—
Exercised	(321)	8.98
Forfeited or expired	(21)	9.01
Outstanding at December 31, 2024	700	9.08	3.6 years	1,737
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2025	700	$9.08	2.6 years	$1,520
Vested and Exercisable at December 31, 2025	700	$9.08	2.6 years	$1,520

There were no stock options granted in 2025, 2024 or 2023. During 2025 no options were exercised. There were 321,000 options exercised in 2024, and 485,000 options exercised in 2023. All remaining unvested options from prior awards vested in 2023. Options vested in 2023 intrinsic values of $425,000. The fair value of options that vested in 2023 was $228,000.

At December 31, 2025, there was no remaining unrecognized compensation cost related to unvested employee stock options. The fair value of each option was estimated on the date of grant using the Black-Scholes-Merton option-pricing formula.

Performance-Based Stock Grants

Performance share grants are from time to time made to certain key employees of the Company. Such grants entitle employees to earn shares of CRD-A upon the achievement of certain individual and/or corporate objectives. Grants of performance shares are made at the discretion of the Company's Board of Directors, or the Board's Compensation and Human Capital Committee, and are subject to graded or cliff vesting over three-year periods. Shares are not issued until the vesting requirements have been met. Dividends are not paid or accrued on unvested/unissued shares. The grant-date fair value of a performance share grant is based on the market value of CRD-A on the date of grant, reduced for the present value of any dividends expected to be paid on CRD-A prior to the vesting of the award. Compensation expense for each award is recognized ratably from the grant date to the vesting date for each tranche, and adjusted based on probability of achievement over the applicable performance period.

A summary of the status of the Company's nonvested performance shares as of December 31, 2025, 2024 and 2023, and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2022	1,238,090	$7.52
Granted	1,236,598	5.62
Vested	(456,487)	6.90
Forfeited or unearned	(573,205)	7.97
Nonvested at December 31, 2023	1,444,996	6.12
Granted	552,705	11.38
Vested	(354,305)	8.29
Forfeited or unearned	(489,891)	6.72
Nonvested at December 31, 2024	1,153,505	7.91
Granted	269,601	11.68
Vested	(738,418)	7.00
Forfeited or unearned	(224,385)	8.23
Nonvested at December 31, 2025	460,303	$11.42

The total fair value of the performance shares that vested in 2025, 2024, and 2023 was $5,171,000, $2,937,000, and $3,148,000, respectively.

Compensation expense recognized for all performance shares totaled $3,573,000, $4,361,000, and $4,212,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Compensation cost for these awards is net of estimated or actual award forfeitures. Certain performance awards are based on service time, with no cumulative earnings per share targets. These awards vest ratably, by tranche, from their grant date to their vesting date. As of December 31, 2025, there was an estimated $1,819,000 of unearned compensation cost for nonvested performance shares. This unearned compensation cost is expected to be fully recognized by the end of 2026.

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

A summary of the status of the Company's restricted shares of CRD-A as of December 31, 2025, 2024 and 2023 and changes during each year, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2022	—	$—
Granted	135,456	5.93
Vested	(135,456)	5.93
Forfeited or unearned	—	—
Nonvested at December 31, 2023	—	—
Granted	76,090	12.43
Vested	(61,974)	12.36
Forfeited or unearned	(14,116)	12.75
Nonvested at December 31, 2024	—	—
Granted	95,553	11.98
Vested	(85,620)	11.97
Forfeited or unearned	(9,933)	12.06
Nonvested at December 31, 2025	—	$—

Compensation expense recognized for all restricted shares for the years ended December 31, 2025, 2024, and 2023 was $1,025,000, $766,000, and $804,000, respectively. As of December 31, 2025, there was no unearned compensation cost related to nonvested restricted shares.

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

Under the U.S. Plan, the Company is authorized to issue up to 2,200,000 shares of CRD-A to eligible employees. Participating employees can elect to have up to 85% of $25,000 of their eligible annual earnings withheld to purchase shares at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price of a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased.

During the years ended December 31, 2025, 2024 and 2023, a total of 174,366, 128,736, and 149,170 shares, respectively, of CRD-A were issued under the U.S. employee stock purchase plan to the Company's employees at average purchase prices of $7.25, $7.34, and $6.44 in 2025, 2024, and 2023, respectively. At December 31, 2025, an estimated 120,000 shares will be issued and purchased under the U.S. Plan in 2026. During the years ended December 31, 2025, 2024, and 2023, compensation expense of $408,000, $430,000, and $368,000, respectively, was recognized for the U.S. employee stock purchase plan.

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

At December 31, 2025, an estimated 250,000 shares will be eligible for purchase under the U.K. Plan at the end of the current withholding periods. This estimate is subject to change based on future fluctuations in the value of the British pound against the U.S. dollar, future changes in the market price of CRD-A, and future employee participation rates. The purchase price per share of CRD-A under the U.K. Plan ranges from $5.17 to $10.39. For the years ended December 31, 2025, 2024, and 2023, compensation expense of $187,000, $211,000, and $209,000, respectively, was recognized for the U.K. Plan. For the years ended December 31, 2025, 2024 and 2023 a total of 114,384, 138,714, and 71,642 shares, respectively, of CRD-A were issued under the U.K. Plan.

Under the International Plan, up to 1,000,000 shares of CRD-A may be issued. Participating employees can elect to have up to $21,250 of their eligible annual earnings withheld to purchase up to 5,000 shares of CRD-A at the end of the one-year withholding period which starts each July 1 and ends the following June 30. The purchase price of the stock is 85% of the lesser of the closing price for a share of such stock on the first day or the last day of the withholding period. Participating employees may cease payroll withholdings during the withholding period and/or request a refund of all amounts withheld before any shares are purchased. During 2025, 2024, and 2023, 3,929, 3,449, and 5,026 shares, respectively, were issued under the International Plan. Compensation expense was immaterial for this plan in all three years.

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

Recurring Fair Value Measurements

The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis, excluding assets related to the Company's defined benefit pension plans, categorized using the fair value hierarchy:

December 31,	2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Money market funds (1)	$11,729	$—	$—	$11,729

Liabilities:
Contingent earnout liability (2)	—	—	—	—

December 31,	2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds (1)	$11,252	$—	$—	$11,252

Liabilities:
Contingent earnout liability (2)	—	—	1,382	1,382

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included on the Company's Consolidated Balance Sheets in "Cash and cash equivalents."

(2) The Level 3 fair value of the contingent earnout liability was estimated using internally-prepared EBITDA projections and discount rates determined using a combination of observable and unobservable market data based on changes to projections of acquired entities over the earnout periods, which spanned multiple years. The Company recognized a pretax contingent earnout expense (benefit) totaling $537,000 in 2025 and $(1,099,000) in 2024 related to the fair value adjustments of earnout liabilities. The fair value of the contingent earnout liability is included in "Other accrued liabilities" and "Other noncurrent liabilities" on the Company's Consolidated Balance Sheets, based upon the term of the contingent earnout agreements.

The following table summarizes the change in the fair value of the Company's contingent earnout liability balance:

December 31,	2025	2024
	(In thousands)
Acquisition-related contingent consideration, beginning of the year	$2,519	$13,066
Change in fair value of contingent consideration, including foreign exchange impacts	490	(1,264)
Settlement of contingent consideration	(1,326)	(9,283)
Acquisition-related contingent consideration, end of the year	$1,683	$2,519

As of December 31, 2025, an earnout liability of $1,683,000 for the 2025 earnout period is based on the actual achievement of performance targets and will be paid in 2026, thus is no longer subject to fair value measurement. Changes in fair value of contingent consideration are included in "Selling, general, and administrative expenses" on the Consolidated Statements of Operations.

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

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.S. Qualified Plan at December 31, 2025 and 2024:

December 31,	2025				2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$388	$—	$—	$388	$2,551	$—	$—	$2,551
Short-term investment funds	—	9,903	—	9,903	—	5,782	—	5,782
Common Collective Equity funds:
U.S.	—	21,707	—	21,707	—	24,304	—	24,304
International	—	13,399	—	13,399	—	14,039	—	14,039
Common Collective Fixed Income Funds and Fixed Income Securities:
U.S.	50,619	122,346	—	172,965	46,572	135,047	—	181,619
International	—	24,533	—	24,533	—	22,040	—	22,040
Alternative strategy funds	—	8,536	1,527	10,063	—	500	10,528	11,028
Total Plan Assets	$51,007	$200,424	$1,527	252,958	$49,124	$201,712	$10,528	261,364
Other plan liabilities, net (a)				(34,957)				(31,891)
Net Plan Assets				$218,001				$229,473

(a) net amounts payable for unsettled security transactions.

The following table summarizes the level within the fair value hierarchy used to determine the fair value of the Company's pension plan assets for its U.K. plans at December 31, 2025 and 2024:

December 31,	2025				2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset Category:
Cash and cash equivalents	$1,475	$—	$—	$1,475	$701	$—	$—	$701
Common Collective Fixed Income Funds and Fixed Income Securities:
Short-term investment funds:	—	43,338	—	43,338	—	46,997	—	46,997
Government securities	64,635	16,325	—	80,960	61,246	16,762	—	78,008
Alternative strategy funds	9,389	30,581	3,248	43,218	8,090	32,998	2,284	43,372
Real estate funds	—	—	—	—	—	—	666	666
Total	$75,499	$90,244	$3,248	$168,991	$70,037	$96,757	$2,950	$169,744

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

Alternative strategy funds are valued by third-party pricing sources and are valued daily using quoted prices in active markets (Level 1) or are valued using observable inputs, including net asset value information and other market-corroborated data, to estimate fair value as of the measurement date (Level 2). Alternative strategy funds may include derivative instruments such as futures, forward contracts, options and swaps and are used to help manage risks. Derivative instruments are generally valued by the investment managers or in certain instances by third party pricing sources (Level 2) or may, due to the inherent uncertainty of valuation for those investments, differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material (Level 3).

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

Changes in fair value related to assets still held at the reporting date are included in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheet. The following table provides a reconciliation of the beginning and ending balance of Level 3 assets within the Company's U.S. and U.K. pension plans during the years ended December 31, 2025 and 2024:

	U.S	U.K.
	(in thousands)
Balance at December 31, 2023	$11,299	$4,927
Actual return on plan assets:
Related to assets still held at the reporting date	(1,350)	107
Related to assets sold during the period	(264)	63
Purchases, sales and settlements, net	843	(3,113)
Transfers into Level 3	—	966
Balance at December 31, 2024	10,528	2,950
Actual return on plan assets:
Related to assets still held at the reporting date	419	496
Related to assets sold during the period	30	(85)
Purchases, sales and settlements, net	449	(113)
Transfers out of Level 3	(9,899)	—
Balance at December 31, 2025	$1,527	$3,248

12. Segment and Geographic Information

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
•
International Operations, which services the global property and casualty market outside North America, is comprised of Loss Adjusting operations in the U.K., Europe, Australia, Asia and Latin America, and includes Crawford Legal Services. International Operations includes all operations within the respective countries, including Loss Adjusting, Global Technical Services, Legal Services, third party administration, and where applicable, Contractor Connection.
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

The Company's four reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the chief operating decision maker ("CODM"). The Company’s CEO is considered the CODM as he is responsible for strategic decisions including the allocation of resources to each reporting segment and the assessment of their performance. Specifically, he assesses the financial health of each segment, reviews budgeting and resource allocation, directs all strategic planning, reviews investments for new products and technology allocations, evaluates pricing strategies and cash flow management, and oversees risk management for each segment. The CEO regularly meets with the segment managers to discuss financial performance, operational issues and revenue forecasts. Additionally, the segment managers create segment-level budgets and forecasts and receive incentive compensation derived from the operating results of the segments. These financial packages are discussed in the meetings with the CEO. On December 31, 2025, Mr. Rohit Verma resigned from the Company and his position as President and CEO. On January 1, 2026, Mr. Bruce Swain was appointed interim President and CEO.

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's four reportable segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate reportable segment operating performance using the same criteria used by the Company's senior management and CODM. The CODM considers revenues before reimbursements and operating earnings when making decisions about the allocation of operating and capital resources. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate administrative costs, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, non-service pension costs, income taxes, restructuring and other costs, net, and net income or loss attributable to noncontrolling interests.

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

Financial information as of and for the years ended December 31, 2025, 2024, and 2023 related to the Company's reportable segments is presented below:

	Year Ended December 31, 2025
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$304,887	$438,218	$401,859	$120,757	$1,265,721
Less:
Segment Expenses:
Compensation	177,950	218,369	188,867	56,001	641,187
Benefits and payroll taxes	33,939	42,510	38,450	9,928	124,827
Non-employee labor	5,956	31,554	17,042	2,771	57,323
Total Compensation	217,845	292,433	244,359	68,700	823,337
Office rent and occupancy	4,370	13,670	8,329	3,458	29,827
Other office operating expense (1)	17,510	28,085	17,335	7,439	70,369
Depreciation	4,309	4,013	5,747	6,647	20,716
Professional fees	1,705	6,991	17,730	2,500	28,926
Cost of risk	1,696	2,027	3,656	1,846	9,225
Other, net (2)	479	4,416	1,310	3,181	9,386
Total Other Operating Expense	30,069	59,202	54,107	25,071	168,449
Allocated corporate, shared services, and administrative costs (3)	35,999	61,460	48,785	19,423	165,667
Total Segment Expenses	283,913	413,095	347,251	113,194	1,157,453
Segment Operating Earnings	$20,974	$25,123	$54,608	$7,563	$108,268
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(25,995)
Net corporate interest expense					(14,687)
Non-service pension costs					(9,413)
Stock option expense					(609)
Amortization of acquisition-related intangible assets					(8,431)
Contingent earnout adjustments					(537)
Restructuring and other costs, net					(13,996)
Income before income taxes					34,600
Income taxes					(14,924)
Net Income					19,676
Net Income Attributable to Noncontrolling Interests					(42)
Net Income Attributable to Shareholders of Crawford & Company					$19,634

	Year Ended December 31, 2024
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$312,158	$418,607	$388,074	$173,671	$1,292,510
Less:
Segment Expenses:
Compensation	184,732	208,200	181,355	91,457	665,744
Benefits and payroll taxes	35,659	39,082	36,769	14,480	125,990
Non-employee labor	5,790	26,411	17,159	5,849	55,209
Total Compensation	226,181	273,693	235,283	111,786	846,943
Office rent and occupancy	4,595	14,340	9,247	3,554	31,736
Other office operating expense (1)	16,015	28,289	16,200	9,067	69,571
Depreciation	3,149	3,314	4,767	6,807	18,037
Professional fees	1,869	11,685	17,414	2,166	33,134
Cost of risk	1,116	4,363	6,451	1,398	13,328
Other, net (2)	2,464	5,466	1,170	3,991	13,091
Total Other Operating Expense	29,208	67,457	55,249	26,983	178,897
Allocated corporate, shared services, and administrative costs (3)	38,596	56,456	45,113	23,729	163,894
Total Segment Expenses	293,985	397,606	335,645	162,498	1,189,734
Segment Operating Earnings	$18,173	$21,001	$52,429	$11,173	$102,776
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(28,066)
Net corporate interest expense					(16,862)
Non-service pension costs					(9,764)
Stock option expense					(574)
Amortization of acquisition-related intangible assets					(7,497)
Contingent earnout adjustments					1,099
Income before income taxes					41,112
Income taxes					(14,583)
Net Income					26,529
Net Loss Attributable to Noncontrolling Interests					67
Net Income Attributable to Shareholders of Crawford & Company					$26,596

	Year Ended December 31, 2023
	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
Revenues before reimbursements	$303,629	$382,393	$355,650	$225,459	$1,267,131
Less:
Segment Expenses:
Compensation	177,254	200,877	168,216	121,779	668,126
Benefits and payroll taxes	32,539	36,383	32,478	17,602	119,002
Non-employee labor	4,849	19,300	16,559	8,420	49,128
Total Compensation	214,642	256,560	217,253	147,801	836,256
Office rent and occupancy	4,637	15,501	9,796	3,739	33,673
Other office operating expense (1)	14,186	25,951	14,279	9,299	63,715
Depreciation	2,098	3,155	5,664	5,570	16,487
Professional fees	1,493	10,484	15,565	2,137	29,679
Cost of risk	1,368	3,929	3,600	1,006	9,903
Other, net (2)	3,052	6,445	860	4,322	14,679
Total Other Operating Expense	26,834	65,465	49,764	26,073	168,136
Allocated corporate, shared services, and administrative costs (3)	38,968	49,187	46,760	23,044	157,959
Total Segment Expenses	280,444	371,212	313,777	196,918	1,162,351
Segment Operating Earnings	$23,185	$11,181	$41,873	$28,541	$104,780
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)					(19,419)
Net corporate interest expense					(17,036)
Non-service pension costs					(8,601)
Stock option expense					(552)
Amortization of acquisition-related intangible assets					(7,790)
Contingent earnout adjustments					(4,025)
Income before income taxes					47,357
Income taxes					(17,097)
Net Income					30,260
Net Loss Attributable to Noncontrolling Interests					349
Net Income Attributable to Shareholders of Crawford & Company					$30,609

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

Segment assets consist of accounts receivable, less allowance for expected credit losses, unbilled revenues at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net. Assets for the years ended December 31, 2025 and 2024 were as follows:

	North America Loss Adjusting	International Operations	Broadspire	Platform Solutions	Total
	(In thousands)
2025
Assets	$96,020	$144,167	$72,777	$72,578	$385,542
2024
Assets	106,657	149,441	73,114	94,845	424,057

Revenues by geographic region and major service line for the North America Loss Adjusting, International Operations, Broadspire and Platform Solutions segments are shown in Note 2, "Revenue Recognition."

Capital expenditures for the years ended December 31, 2025, 2024, and 2023 are shown in the following table:

Year Ended December 31,	2025	2024	2023
	(In thousands)
North America Loss Adjusting	$7,070	$4,458	$3,052
International Operations	1,321	2,225	1,061
Broadspire	14,620	12,643	12,494
Platform Solutions	3,538	5,405	4,815
Corporate	12,000	16,916	15,174
Total capital expenditures	$38,549	$41,647	$36,596

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the years ended December 31, 2025, 2024, and 2023 was as follows:

Year Ended December 31,	2025	2024	2023
	(In thousands)
Segments' revenues before reimbursements	$1,265,721	$1,292,510	$1,267,131
Reimbursements	45,106	48,460	49,788
Total consolidated revenues	$1,310,827	$1,340,970	$1,316,919

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at 2025 and 2024 are presented in the following table:

December 31,	2025	2024
	(In thousands)
Assets of reportable segments	$385,542	$424,057
Corporate assets:
Cash and cash equivalents	64,079	55,412
Income taxes receivable	4,350	5,337
Prepaid expenses and other current assets	41,362	40,334
Net property and equipment	16,649	20,554
Operating lease right-of-use asset, net	66,322	78,808
Capitalized software costs, net	112,812	111,854
Deferred income tax assets	24,684	25,305
Other noncurrent assets	48,500	42,094
Total corporate assets	378,758	379,698
Total assets	$764,300	$803,755

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

	U.S.	U.K.	Canada	All Other International	Total Company
	(In thousands)
2025
Revenues before reimbursements	$738,350	$179,412	$89,153	$258,806	$1,265,721
Long-lived assets	125,570	21,133	14,974	34,106	195,783
2024
Revenues before reimbursements	783,024	168,357	90,879	250,250	1,292,510
Long-lived assets	140,701	23,101	16,676	30,737	211,215

13. Restructuring and Other Costs, Net

During the fourth quarter of 2025, the Company executed a restructuring plan to improve its operational efficiencies to further support its corporate strategy. The Company incurs costs associated with restructuring initiatives intended to improve operating performance, profitability, and efficiency of business processes. The Company incurred pre-tax restructuring costs of $13,996,000 in 2025. There were no restructuring programs or costs incurred during 2024 or 2023.

Restructuring costs include asset impairments, lease termination costs, severance and termination costs, and loss on sale or disposal of a business. Asset impairments, including costs incurred for obsolete software, are related to decisions to close certain operations. Lease termination costs are related to the exit of certain leased facilities. Severance and termination costs relate to efforts to consolidate and streamline various functions of our workforce, both in operations and administrative functions.

The Company records restructuring charges when they are probable and estimable. Restructuring costs are accrued when the Company announces a restructuring event or communicates the employee termination, and the amounts can be reasonably estimated. Restructuring expenses are included in “Restructuring costs” in the Consolidated Statements of Operations. Restructuring costs are not charged to our segments.

The Company’s restructuring and other costs, net are comprised of the following:

Year ended December 31	2025
(In thousands)
Asset impairments	$8,918
Lease termination costs	2,932
Severance and termination costs	1,622
Loss on sale of business	524
Total restructuring and other costs, net	$13,996

The following table summarizes the remaining costs in the Company’s accrued restructuring balances as of December 31, 2025. Severance and termination costs are included in “Accrued compensation and related costs” and lease termination costs are included in current and noncurrent “Operating lease liability” in the Consolidated Balance Sheets:

Restructuring Charges	Accrued compensation and related costs	Operating lease liability	Other accrued liabilities	Total
	(In thousands)
Balance at December 31, 2024	$—	$—	$—	$—
Additions	1,291	3,868	289	5,448
Adjustments to accruals	—	—	—	—
Cash payments	—	—	—	—
Balance at December 31, 2025	$1,291	$3,868	$289	$5,448

14. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying Consolidated Balance Sheets. The amount of these funds totaled $456,043,000 at December 31, 2025.

15. Commitments and Contingencies

As part of the Company's Credit Facility, the Company maintains a letter of credit facility to satisfy certain of its own contractual requirements. At December 31, 2025, the aggregate committed amount of letters of credit outstanding under the facility was $8,457,000.

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

16. Subsequent Events

Segment Realignment

In connection with the realignment of management responsibilities effective January 1, 2026, the Company updated its reportable segments. The Company's revised reportable segments are comprised of the following:

•
U.S. Property & Casualty, provides claims management services to insurance carriers and self-insured entities related to property and casualty losses. This is comprised of U.S. Loss Adjusting which includes Global Technical Services and Claims Solutions. This reportable segment also includes Networks which consists of the Contractor Connection and Catastrophe Services operations previously reported within the Platform Solutions Segment.
•
Broadspire, which provides third party administration for workers' compensation, auto and liability, disability management, medical management, and accident and health to corporations, brokers and insurers as well as subrogation services in the U.S. Broadspire includes the subrogation operations that were previously reported within the Platform Solutions Segment.
•
International Operations, which services the global property and casualty market outside the U.S., includes all operations within the U.K., Europe, Australia, Asia, Latin America and the Canadian operations that were previously reported within North America Loss Adjusting.

The succeeding interim and annual periods reporting will disclose the reportable segments under the new basis with prior periods restated to reflect the change.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Crawford & Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Crawford & Company and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ investment, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Testing of revenue

As discussed in Note 2 to the consolidated financial statements, the Company reported revenues before reimbursements of $304.9 million in its North America Loss Adjusting segment, $438.2 million in its International Operations segment, $401.9 million in its Broadspire segment, and $120.8 million in its Platform Solutions segment.

We identified the evaluation of the sufficiency of audit evidence over certain revenue streams as a critical audit matter. Subjective auditor judgment was required in evaluating the sufficiency of audit evidence over certain revenue streams due to the volume of revenue streams involved in the process and the complexity of related IT systems. This included determining the revenue streams over which procedures were to be performed and evaluating the nature and extent of evidence over each revenue stream. Additionally, IT professionals with specialized skills and knowledge were required to assist with the determination of IT systems subject to testing and performance and evaluation of certain procedures.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of revenue streams and related IT systems to test. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process. This included controls over the IT systems and automated and manual process level controls related to processing and recording of revenue. For revenue streams identified for testing, we involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications used by the Company in its revenue recognition processes and the transfer of relevant revenue data between certain systems used in the revenue recognition processes. For revenue streams identified for testing, we performed one or more of the following procedures:

•
performed a software-assisted data analysis to test relationships among certain revenue transactions. For certain revenue transactions identified through these procedures, we compared the amounts recognized for consistency with underlying documentation, including contracts or payment and transaction support.
•
selected a sample of transactions and assessed the recorded amounts by comparing the recorded revenue to underlying documentation, including the contract with the customer.
•
assessed the recorded revenue by comparing total cash received during the year, adjusted for reconciling items, to the revenue recognized. Such assessment also evaluated the relevance and reliability of reconciling items by comparing to underlying documentation, including the changes in accounts receivable, unbilled revenue, and deferred revenue.

We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Atlanta, Georgia

March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crawford & Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Crawford & Company (the Company) as of December 31, 2024, the related consolidated statements of operations, statements of comprehensive income, shareholders' investment and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2002 through 2025.

Atlanta, Georgia

March 2, 2026

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

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Interim Chief Executive Officer and the Chief Financial Officer, does not expect that its disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while the Company's disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

The Registrant's management, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Registrant's Interim Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management of the Company determined the Company’s internal control over financial reporting was effective as of December 31, 2025.

The Company's independent registered public accounting firm, for the fiscal year ended December 31, 2025, KPMG LLP, was appointed by the Audit Committee. KPMG LLP has audited and reported on the consolidated financial statements of Crawford & Company and the Company's internal control over financial reporting, each as contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Crawford & Company:

Opinion on Internal Control Over Financial Reporting

We have audited Crawford & Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operation, comprehensive income, shareholders’ investment, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Atlanta, Georgia

March 2, 2026

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2026 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after December 31, 2025, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Employment and Change in Control Arrangements," "Corporate Governance—Director Compensation," "Report of the Compensation and Human Capital Committee of the Board of Directors on Executive Compensation," and "Compensation and Human Capital Committee Interlocks and Insider Participation" of the Registrant's Proxy Statement, and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included under the caption "Ratification of Independent Auditor — Fees Paid to Ernst & Young LLP & KPMG LLP" of the Registrant's Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements listed below and the related reports of Ernst & Young LLP and KPMG LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K:

•
Consolidated Balance Sheets as of December 31, 2025 and 2024
•
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023
•
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023
•
Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 2025, 2024, and 2023
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
•
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

•
Schedule II — Valuation and Qualifying Accounts — Information required by this schedule is included under the caption "Accounts Receivable and Allowance for Expected Credit Losses " in Note 1 and also in Note 6, "Income Taxes" to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

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
10.1*

Crawford & Company Non-Employee Director Stock Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 10, 2024).

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

10.5*

Form of Performance Share Unit Award under the Registrant's 2016 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021).

10.6*

Crawford & Company 2016 Omnibus Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-266665) filed with the Securities and Exchange Commission on August 8, 2022).

10.7*

Crawford & Company 2016 Management Team Incentive Compensation Plan (incorporated by reference to Appendix C to the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on May 11, 2016).

Exhibit No.	Document

10.8*

Terms of Employment Agreement between W. Bruce Swain, Jr. and the Registrant, dated November 20, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 21, 2025).

10.9*

Terms of Employment Agreement between Holly B. Boudreau and the Registrant, dated November 19, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 21, 2025).

10.10*

Terms of Employment Agreement between Larry Thomas and the Registrant, dated October 28, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.11*	Terms of Employment Agreement between Andrew Bart and the Registrant, dated April 21, 2025.
10.12*	Employment Agreement between Rohit Verma and the Registrant dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Reporting on Form 8-K filed on April 27, 2020).
10.13*

Terms of Employment Agreement between Michael J. Hoberman and the Registrant, dated January 14, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 15, 2026).

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

10.17

Third Amendment to the Credit Agreement, dated as of December 2, 2025, among Crawford & Company, Crawford & Company EMEA/AP Management LTD, Crawford & Company (Canada) Inc. and Crawford & Company (Australia) Pty. Ltd., as borrowers, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Australian Security Trustee, U.K. Security Trustee, Swing Line Lender and an L/C Issuer, and the other L/C Issuers party hereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 8, 2025).

10.18	Director Compensation Summary Term Sheet.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on 10-K for the year ended December 31, 2023).
21.1	Subsidiaries of Crawford & Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-19(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1	Certification of the Interim Chief Executive Officer pursuant to Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 1350.
97.1	Executive Compensation Clawback and Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on 10-K for the year ended December 31, 2023).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 2, 2026	By	/s/ W. Bruce Swain
W. BRUCE SWAIN, Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 2, 2026	/s/ W. Bruce Swain
W. BRUCE SWAIN, Interim President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 2, 2026	/s/ Holly B. Boudreau
HOLLY B. BOUDREAU, Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date	March 2, 2026	/s/ Anthony P. Belcastro
ANTHONY P. BELCASTRO, Senior Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

Date	March 2, 2026	/s/ Dame Inga K. Beale
DAME INGA K. BEALE, Director

Date	March 2, 2026	/s/ Cameron M. Bready
CAMERON M. BREADY, Director

Date	March 2, 2026	/s/ Jesse C. Crawford
JESSE C. CRAWFORD, Director

Date	March 2, 2026	/s/ Jesse C. Crawford, Jr.
JESSE C. CRAWFORD, JR, Director

Date	March 2, 2026	/s/ Fred R. Donner
FRED R. DONNER, Director

Date	March 2, 2026	/s/ Lisa G. Hannusch
LISA G. HANNUSCH, Director

Date	March 2, 2026	/s/ Joel T. Murphy
JOEL T. MURPHY, Director

Date	March 2, 2026	/s/ Rahul Patel
RAHUL PATEL, Director

Date	March 2, 2026	/s/ Amy T. Shore
AMY T. SHORE, Director