Form 10-K/A
period 2025-12-31
CRAWFORD & CO
filed 2026-03-19
CIK 25475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

(Amendment 1)

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

CRAWFORD & COMPANY

EXPLANATORY NOTE

This Amendment No. 1 on Form 10‑K/A (this “Amendment”) amends the Annual Report on Form 10‑K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Original Filing”).

The Original Filing included the report of Ernst & Young LLP on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2024. The report included an incorrect report date. The Original Filing also included the Consent of Ernst & Young LLP, which included the incorrect report date and should have excluded the following verbiage “and the effectiveness of internal control over financial reporting of Crawford & Company.” This Amendment includes (i) Item 8 of Part II, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than to include a corrected, reissued report of Ernst & Young LLP that reflects the appropriate report date and (ii) Item 15 of Part IV, in its entirety and without change from the Original Filing other than including an updated consent of Ernst & Young as Exhibit 23.2, which includes the appropriate report date and the updated verbiage, and new certifications as described below.

Except as described above, this Amendment does not reflect events that may have occurred subsequent to the date of the Original Filing, and no other changes have been made to the Company’s consolidated financial statements, notes thereto, Management’s Discussion and Analysis, or any other disclosures contained in the Original Filing. Accordingly, this Amendment speaks as of the date the Original Filing was filed, and the Company has not updated disclosures in the Original Filing to reflect any information that may have arisen after that date.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, filed herewith as Exhibits 31.1 and 31.2. and certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, filed herewith as Exhibits 32.1 and 32.2.

CRAWFORD & COMPANY

FORM 10-K/A

For The Year Ended December 31, 2025

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 3, 2025

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

March 2, 2026

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements listed below and the related reports of Ernst & Young LLP and KPMG LLP are incorporated herein by reference and included in Item 8 of this Annual Report on Form 10-K/A:

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
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
•
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

•
Schedule II — Valuation and Qualifying Accounts — Information required by this schedule is included under the caption "Accounts Receivable and Allowance for Expected Credit Losses " in Note 1 and also in Note 6, "Income Taxes" to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A, and is incorporated herein by reference.

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

10.11*#	Terms of Employment Agreement between Andrew Bart and the Registrant, dated April 21, 2025.
10.12*	Employment Agreement between Rohit Verma and the Registrant dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Reporting on Form 8-K filed on April 27, 2020).
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

10.18#	Director Compensation Summary Term Sheet.
19.1#	Insider Trading Policy.
21.1#	Subsidiaries of Crawford & Company.
23.1#	Consent of Independent Registered Public Accounting Firm.
23.2**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-19(a).
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-19(a).
32.1***	Certification of the Interim Chief Executive Officer pursuant to Section 1350.
32.2***	Certification of the Chief Financial Officer pursuant to Section 1350.
97.1#	Executive Compensation Clawback and Recoupment Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

** Filed herewith.

*** Furnished herewith.

# Filed with the original Form 10-K on March 2, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAWFORD & COMPANY

Date	March 19, 2026	By	/s/ W. Bruce Swain
W. BRUCE SWAIN, Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME AND TITLE

Date	March 19 2026	/s/ W. Bruce Swain
W. BRUCE SWAIN, Interim President and Chief Executive Officer (Principal Executive Officer) and Director

Date	March 19, 2026	/s/ Holly B. Boudreau
HOLLY B. BOUDREAU, Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date	March 19, 2026	/s/ Anthony P. Belcastro
ANTHONY P. BELCASTRO, Senior Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)