Form 10-Q
period 2026-03-31
CRAWFORD & CO
filed 2026-05-04
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2026

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of April 27, 2026, was as follows:

Class A Common Stock, $1.00 par value: 29,794,665

Class B Common Stock, $1.00 par value: 18,946,274

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2026

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Revenues:

Revenues before reimbursements	$309,525	$312,032
Reimbursements	10,601	11,307
Total Revenues	320,126	323,339

Costs and Expenses:

Costs of services provided, before reimbursements	221,412	221,893
Reimbursements	10,601	11,307
Total costs of services	232,013	233,200

Selling, general, and administrative expenses	76,144	74,587

Corporate interest expense, net of interest income of $761 and $827, respectively	2,645	3,944

Total Costs and Expenses	310,802	311,731

Other Loss, net	(2,037)	(2,388)

Income Before Income Taxes	7,287	9,220

Provision for Income Taxes	2,375	2,480

Net Income	4,912	6,740

Net Income Attributable to Noncontrolling Interests	(7)	(56)

Net Income Attributable to Shareholders of Crawford & Company	$4,905	$6,684

Earnings Per Share - Basic:
Class A Common Stock	$0.10	$0.14
Class B Common Stock	$0.10	$0.14

Earnings Per Share - Diluted:
Class A Common Stock	$0.10	$0.13
Class B Common Stock	$0.10	$0.13

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,757	30,175
Class B Common Stock	18,990	19,145

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,411	30,706
Class B Common Stock	18,990	19,145

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended March 31,
(In thousands)	2026	2025
Net Income	$4,912	$6,740

Other Comprehensive Income (Loss):
Net foreign currency translation gain (loss), net of tax of $0 and $0, respectively	5,505	(3,712)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $629 and $625, respectively	2,456	2,487

Other Comprehensive Income (Loss)	7,961	(1,225)

Comprehensive Income	12,873	5,515

Comprehensive income (loss) attributable to noncontrolling interests	156	(94)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$13,029	$5,421

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(In thousands)	(Unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$54,491	$64,079
Accounts receivable, less allowance for expected credit losses of $7,472 and $7,244, respectively	118,064	115,661
Unbilled revenues, at estimated billable amounts	142,759	126,960
Income taxes receivable	4,134	4,350
Prepaid expenses and other current assets	48,880	41,362
Total Current Assets	368,328	352,412
Net Property and Equipment	16,484	16,649
Other Assets:
Operating lease right-of-use assets, net	63,040	66,322
Goodwill	76,500	76,569
Intangible assets arising from business acquisitions, net	65,232	66,352
Capitalized software costs, net	113,092	112,812
Deferred income tax assets	24,010	24,684
Other noncurrent assets	44,963	48,500
Total Other Assets	386,837	395,239
TOTAL ASSETS	$771,649	$764,300

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

	March 31, 2026	December 31, 2025
(In thousands, except par value amounts)	(Unaudited)	*
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$43,501	$38,500
Accounts payable	59,240	39,769
Accrued compensation and related costs	84,388	108,878
Self-insured risks	25,989	19,095
Income taxes payable	4,793	3,874
Operating lease liability	26,917	27,650
Other accrued liabilities	44,683	37,970
Deferred revenues	33,738	33,834
Total Current Liabilities	323,249	309,570
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	150,587	150,593
Operating lease liability	50,090	53,531
Deferred revenues	24,059	23,259
Accrued pension liabilities	16,710	17,910
Other noncurrent liabilities	32,497	38,005
Total Noncurrent Liabilities	273,943	283,298
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,740 and 29,860 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	29,740	29,860
Class B common stock, $1.00 par value; 50,000 shares authorized; 18,954 and 19,014 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	18,954	19,014
Additional paid-in capital	91,237	92,251
Retained earnings	229,959	233,708
Accumulated other comprehensive loss	(193,616)	(201,740)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	176,274	173,093
Noncontrolling interests	(1,817)	(1,661)
Total Shareholders' Investment	174,457	171,432
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$771,649	$764,300

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$4,912	$6,740
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,589	9,647
Stock-based compensation	1,046	1,390
(Gain) loss on disposal of property and equipment	(12)	564
Contingent earnout adjustments	(180)	363
Changes in operating assets and liabilities:
Accounts receivable, net	(262)	6,002
Unbilled revenues, net	(12,987)	(8,045)
Accrued or prepaid income taxes	1,189	229
Accounts payable and accrued liabilities	3,401	(25,176)
Deferred revenues	281	315
Accrued retirement costs	(3,318)	(3,211)
Prepaid expenses and other operating activities	(385)	(2,741)
Net cash provided by (used in) operating activities	3,274	(13,923)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(1,901)	(994)
Capitalization of computer software costs	(5,958)	(8,329)
Proceeds from settlement of life insurance policies	—	210
Net cash used in investing activities	(7,859)	(9,113)

Cash Flows from Financing Activities:
Cash dividends paid	(3,663)	(3,455)
Payments related to shares received for withholding taxes under employee stock-based compensation plans	(1,712)	—
Repurchases of common stock	(5,519)	—
Increases in revolving credit facility borrowings	7,500	41,411
Payments on revolving credit facility borrowings	(2,500)	(12,901)
Increases in fiduciary liabilities	9,334	—
Other financing activities	(27)	(38)
Net cash provided by financing activities	3,413	25,017
Effects of exchange rate changes on cash and cash equivalents	1,064	(289)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(108)	1,692
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	64,546	56,329
Cash, Cash Equivalents, and Restricted Cash at End of Period	$64,438	$58,021

Supplemental cash flow information:
Income taxes paid	$1,152	$2,205
Interest paid	3,161	4,565

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2026	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2026	$29,860	$19,014	$92,251	$233,708	$(201,740)	$173,093	$(1,661)	$171,432
Net income	—	—	—	4,905	—	4,905	7	4,912
Other comprehensive income (loss)	—	—	—	—	8,124	8,124	(163)	7,961
Cash dividends paid (Class A - $0.075 per share, Class B - $0.075 per share)	—	—	—	(3,663)	—	(3,663)	—	(3,663)
Stock-based compensation	—	—	1,046	—	—	1,046	—	1,046
Repurchases of common stock	(468)	(60)	—	(4,991)	—	(5,519)	—	(5,519)
Shares issued in connection with stock-based compensation plans, net	348	—	(2,060)	—	—	(1,712)	—	(1,712)
Balance at March 31, 2026	$29,740	$18,954	$91,237	$229,959	$(193,616)	$176,274	$(1,817)	$174,457

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2025	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2025	$30,124	$19,145	$87,118	$237,948	$(217,125)	$157,210	$(1,659)	$155,551
Net income	—	—	—	6,684	—	6,684	56	6,740
Other comprehensive (loss) income	—	—	—	—	(1,263)	(1,263)	38	(1,225)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,455)	—	(3,455)	—	(3,455)
Stock-based compensation	—	—	1,390	—	—	1,390	—	1,390
Shares issued in connection with stock-based compensation plans, net	93	—	(71)	—	—	22	—	22
Balance at March 31, 2025	$30,217	$19,145	$88,437	$241,177	$(218,388)	$160,588	$(1,565)	$159,023

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the "SEC"). These unaudited condensed consolidated financial statements omit certain notes and other financial information and therefore, should be read in conjunction with the 2025 Form 10-K. The Condensed Consolidated Balance Sheet information presented herein as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2025.

Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three months ended March 31, 2026 and financial position as of March 31, 2026 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2026 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. There have been no material changes to our significant accounting policies and estimates from those disclosed in the Company's financial statements included in Form 10-K for the year ended December 31, 2025 other than as disclosed herein.

In connection with the realignment of management responsibilities, the Company updated its reportable segments effective January 1, 2026. The Company's reportable segments are comprised of the following: U.S. Property & Casualty, Broadspire, and International Operations. Certain prior period amounts among the Company’s reportable segments have been reclassified to conform to the current presentation. These changes have no impact on the Company’s historical consolidated statements of operations, balance sheets, or cash flows. Significant intercompany transactions have been eliminated in consolidation.

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At March 31, 2026 and December 31, 2025, the liabilities of the deferred compensation plan were $6,989,000 and $6,686,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,444,000 and $10,423,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

2. Recently Issued Accounting Standards

Disaggregation of Income Statement Expenses (ASU 2024-01)

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-01, Disaggregation of Income Statement Expenses (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosures of disaggregated information about certain income statement expense line items, such as inventory purchases, employee compensation, and depreciation. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provided a practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the accounts receivable and contract assets when estimating expected credit losses. The guidance is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The adoption did not have an impact on the Company's consolidated financial statements.

Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides guidance that simplifies the accounting for internal-use software by replacing stage-based rules with a principles-based approach. Under the new guidance, capitalization of internal-use software costs is permitted once management authorizes funding, commits to use the software, and it is probable the project will be completed. The ASU is effective for fiscal years beginning after December 15, 2027. Entities may elect to apply the guidance retrospectively, prospectively to software costs incurred after the adoption date (including costs related to existing, in-process projects and new projects) or using a modified prospective basis. The Company is currently evaluating this ASU to determine the impact the adoption will have on its consolidated financial statements.

Interim Reporting Narrow Scope Improvements (ASU 2025-11)

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which clarifies the applicability of interim reporting guidance and improves the navigability of interim disclosure requirements. The amendments add a disclosure principle requiring entities to disclose events since the end of the most recent annual reporting period that have a material impact on the entity and incorporate a comprehensive list of disclosures required in interim reporting periods. The guidance is effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be applied retrospectively or prospectively. The amendments are not expected to have a material impact on the Company's consolidated financial statements, as the amendments primarily clarify and reorganize existing interim disclosure requirements.

Codification Improvements (ASU 2025-12)

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, which includes targeted amendments intended to clarify and improve the application of existing accounting guidance. Certain amendments relate to earnings per share, lease disclosures, treasury stock retirements, and transfers of receivables. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods therein, with early adoption permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company's U.S. Property & Casualty and International Operations segments generate revenue for adjusting services provided to insurance companies and self-insured entities related to property and casualty losses caused by physical damage to commercial and residential real property and certain types of personal property through its Claims Solutions and International Loss Adjusting service lines. These segments also generate revenues for claims management services provided to insurance companies and self-insured entities related to large, complex losses with technical adjusting and industry experts servicing a broad range of industries in the Global Technical Services service line. The Company charges on a fee-per-claim basis for each optional purchase of the claims management services exercised by its customer. Revenue is recognized based on the claim type for fixed fee claims applied utilizing a portfolio approach based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount in which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer. Task assignment services are single optional purchase performance obligations which are generally satisfied at a point in time when the control of the service is transferred to the customer. Therefore, revenue is recognized when the customer receives the service requested.

The Company's U.S. Property & Casualty segment also generates revenue through its Contractor Connection and Catastrophe Services business lines.

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

The Catastrophe Services business generates revenues for claims management services provided to insurance companies and self-insured entities related to property, casualty and catastrophic losses. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims, applied based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount for which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer.

The following table presents U.S. Property & Casualty revenues before reimbursements disaggregated by service line for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Global Technical Services	$26,569	$26,776
Claims Solutions	28,628	31,188
Contractor Connection	14,941	16,901
Catastrophe Services	2,747	7,325
Total U.S. Property & Casualty Revenues before Reimbursements	$72,885	$82,190

In addition to adjusting services, the Company also performs Legal Services within its International Operations segment. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer.

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
U.K.	$41,287	$41,809
Europe	27,279	26,184
Australia	20,745	16,578
Canada	23,732	21,776
Asia	9,121	6,167
Latin America	7,131	8,012
International Loss Adjusting	$129,295	$120,526

U.K.	$1,876	$2,533
Australia	—	2,470
Latin America	711	641
Crawford Legal Services	$2,587	$5,644
Total International Operations Revenues before Reimbursements	$131,882	$126,170

The Company’s Broadspire segment is a third party administrator that generates revenue through its Claims Management, Medical Management, and Subrogation service lines.

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Claims Management	$50,404	$49,654
Medical Management	47,379	46,730
Subrogation	6,975	$7,288
Total Broadspire Revenues before Reimbursements	$104,758	$103,672

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. Deferred revenues related to lifetime claim handling arrangements approximated $41,145,000 and $40,049,000 as of March 31, 2026 and December 31, 2025, respectively. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2026 and the significant activity affecting deferred revenues during the three months ended March 31, 2026:

(In Thousands)
Customer Contract Liabilities	Deferred Revenues
Balance at January 1, 2026	$57,093
Quarterly additions	26,030
Revenue recognized from the prior periods	(14,983)
Revenue recognized from current quarter additions	(10,343)
Balance as of March 31, 2026	$57,797

Remaining Performance Obligations

As of March 31, 2026, the Company had $112,962,000 of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain claims where the processing has not yet occurred. The Company expects to recognize approximately 74% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

4. Credit Losses

The Company maintains an allowance for expected credit losses resulting primarily from the inability of clients to make required payments. Such losses are accounted for as bad debt expense. These allowances are established using historical write-off or adjustment information to project future experience and by considering the current creditworthiness of clients, any known specific collection problems, and an assessment of current industry and economic conditions. The Company evaluates the risks related to its trade receivables and contract assets by considering customer type, geography, and aging. The Company assumes that the current economic conditions as of the balance sheet date will remain unchanged over the remaining contractual lives of its trade receivables and contract assets. Actual experience may differ significantly from historical or expected loss results. The Company writes off account receivables and unbilled revenues when they become uncollectible, and any payments subsequently received are accounted for as recoveries.

5. Goodwill

Goodwill was $76,500,000 as of March 31, 2026, compared to $76,569,000 as of December 31, 2025. The Company tests goodwill for impairment annually on October 1st of each year, or more frequently if events or circumstances indicate potential impairment. In assessing goodwill for impairment, the carrying value of each reporting unit, including goodwill, is compared with its estimated fair value, which is determined utilizing a combination of the income and market approaches. The Company performed its annual goodwill impairment analysis as of October 1, 2025, and concluded that the estimated fair value of each reporting unit exceeded its carrying value. Accordingly, no goodwill impairment was recorded in 2025.

On January 1, 2026 the Company realigned its reportable segments as described in Note 1, “Basis of Presentation” and further described in Note 11, "Segment Information". This change resulted in the allocation of $3,736,000 of goodwill from the U.S. Property & Casualty segment to the International Operations segment based on the relative fair value approach. The Company performed an interim goodwill impairment test utilizing the income approach. The estimated fair value of each reporting unit tested exceeded its carrying value. The Company did not identify any impairment indicators during the three months ended March 31, 2026.

The following table shows the changes in the carrying amount of goodwill for the three months ended March 31, 2026:

	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Balance at December 31, 2025:
Goodwill	$128,202	$139,568	$81,779	$349,549
Accumulated impairment losses	(80,113)	(111,088)	(81,779)	(272,980)
Net goodwill	$48,089	$28,480	$—	$76,569
2026 Activity:
Reallocation	(3,736)	—	3,736	—
Foreign currency effects	—	—	(69)	(69)
Balance at March 31, 2026:
Goodwill	$124,466	$139,568	$85,446	$349,480
Accumulated impairment losses	(80,113)	(111,088)	(81,779)	(272,980)
Net goodwill	$44,353	$28,480	$3,667	$76,500

6. Income Taxes

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

The provision for income taxes on consolidated income before income taxes totaled $2,375,000 and $2,480,000 for the three months ended March 31, 2026 and 2025, respectively. The overall effective tax rate increased to 32.6% for the three months ended March 31, 2026 compared with 26.9% for the 2025 period primarily due to changes in the mix of income and U.S. taxation of foreign subsidiary profits in the 2026 results.

7. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 included the following components:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Service cost	$479	$430
Interest cost	5,058	5,360
Expected return on assets	(6,063)	(6,089)
Amortization of actuarial loss	3,042	3,117
Net periodic cost	$2,516	$2,818

For the three months ended March 31, 2026 and 2025, the non-service components of net periodic pension expense totaled $2,037,000 and $2,388,000, respectively. These amounts are included in "Other Loss, net" on the unaudited Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2026, the Company made no contributions to the U.S. defined benefit pension plan and contributed $654,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and contributed $774,000 to the U.K. defined benefit pension plans during the three months ended March 31, 2025.

8. Net Income Attributable to Shareholders of Crawford & Company per Common Share

The Company computes earnings per share of its non-voting Class A Common Stock ("CRD-A") and voting Class B Common Stock ("CRD-B") using the two-class method, which allocates the undistributed earnings in each period to each class on a proportionate basis. The Company's Board of Directors has the right, but not the obligation, to declare higher dividends on the CRD-A shares than on the CRD-B shares, subject to certain limitations. In periods when the dividend is the same for CRD-A and CRD-B or when no dividends are declared or paid to either class, the two-class method generally will yield the same earnings per share for CRD-A and CRD-B. During 2026 and 2025, the Board of Directors has declared the same dividend on CRD-A and CRD-B.

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2026		March 31, 2025
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$758	$484	$1,976	$1,253
Dividends paid	2,238	1,425	2,115	1,340
Net income attributable to common shareholders, basic	$2,996	$1,909	$4,091	$2,593

Denominator:
Weighted-average common shares outstanding, basic	29,757	18,990	30,175	19,145
Earnings per share - basic	$0.10	$0.10	$0.14	$0.14

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended
	March 31, 2026		March 31, 2025
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$765	$477	$1,989	$1,240
Dividends paid	2,238	1,425	2,115	1,340
Net income attributable to common shareholders, diluted	$3,003	$1,902	$4,104	$2,580

Denominator:
Weighted-average common shares outstanding, basic	29,757	18,990	30,175	19,145
Weighted-average effect of dilutive securities	654	—	531	—
Weighted-average common shares outstanding, diluted	30,411	18,990	30,706	19,145
Earnings per share - diluted	$0.10	$0.10	$0.13	$0.13

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Performance stock grants excluded because performance conditions have not been met (1)	236	807

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three months ended March 31, 2026 and 2025, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
CRD-A issued under the Non-Employee Director Stock Plan	100	89
CRD-A issued under the Employee Stock Purchase Plan	6	4
CRD-A issued under the 2016 Omnibus Stock and Incentive Plan	243	—

On November 4, 2021, the Company’s Board of Directors (the "Board") authorized the repurchase of up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the “2021 Repurchase Authorization”). On February 10, 2022, the Board approved an increase of 5,000,000 additional shares under the 2021 Repurchase Authorization and on October 30, 2025 they further increased the authorization by 2,000,000 shares and extended the repurchase period through December 31, 2027.

Repurchases may be made from time to time in the open market or through privately negotiated transactions at prices and times determined by management, subject to applicable regulatory guidelines. The authorization does not obligate the Company to repurchase any shares and the Company may suspend or discontinue repurchase activities at any time.

On March 31, 2026, the Company 1,594,021 shares available for repurchase under the 2021 Repurchase Authorization.

During the three months ended March 31, 2026, the Company repurchased 468,314 shares of CRD-A at an average cost of $10.48 per share and 59,555 shares of CRD-B at an average cost of $10.29 per share under the 2021 Repurchase Authorization. During the three months ended March 31, 2025, the Company did not repurchase any shares of CRD-A or CRD-B.

9. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $319,000 for the three months ended March 31, 2026. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended March 31, 2026
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(43,925)	$(157,815)	$(201,740)
Other comprehensive income before reclassifications	5,668	—	5,668
Amounts reclassified from accumulated other comprehensive income to net income	—	2,456	2,456
Net current period other comprehensive income	5,668	2,456	8,124
Ending balance	$(38,257)	$(155,359)	$(193,616)

	Three Months Ended March 31, 2025
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(50,079)	$(167,046)	$(217,125)
Other comprehensive loss before reclassifications	(3,750)	—	(3,750)
Amounts reclassified from accumulated other comprehensive income to net income	—	2,487	2,487
Net current period other comprehensive (loss) income	(3,750)	2,487	(1,263)
Ending balance	$(53,829)	$(164,559)	$(218,388)

(1) Retirement liabilities reclassified to net income are related to the amortization of actuarial losses and are included in "Other Loss, net" in the Company's unaudited Condensed Consolidated Statements of Operations. See Note 7, "Defined Benefit Pension Plans" for additional details.

The other comprehensive loss amounts attributable to noncontrolling interests presented in the Company's unaudited Condensed Consolidated Statements of Shareholders' Investment are foreign currency translation adjustments.

10. Fair Value Measurements

The following table presents the Company's assets measured at fair value on a recurring basis as of March 31, 2026, in accordance with the fair value hierarchy. The Company did not have any liabilities measured at fair value on a recurring basis as of March 31, 2026.

Fair Value Measurements at March 31, 2026
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$11,834	$11,834	$—	$—

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three months ended March 31, 2026. The categorization of assets within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

The fair value of reporting units used in the Company's goodwill impairment analysis is estimated using a combination of the income and market approaches and is classified in Level 3 of the fair value hierarchy. See Note 5, "Goodwill" for additional information.

11. Segment Information

In connection with the realignment of management responsibilities, the Company updated its reportable segments effective January 1, 2026. The Company's reportable segments are comprised of the following:

•
U.S. Property & Casualty, which provides claims management services to insurance carriers and self-insured entities related to property and casualty losses. This is comprised of U.S. Loss Adjusting which includes Global Technical Services and Claims Solutions. This reportable segment also includes Networks which consists of the Contractor Connection and Catastrophe Services operations previously reported within the Platform Solutions Segment. The U.S. Property & Casualty reportable segment represents the aggregation of certain service line operating segments.
•
Broadspire, which provides third party administration for workers' compensation, auto and liability, disability management, medical management, and accident and health to corporations, brokers and insurers as well as subrogation services in the U.S. Broadspire includes the subrogation operations that were previously reported within the Platform Solutions Segment.
•
International Operations, which services the global property and casualty market outside the U.S., includes all operations within the U.K., Europe, Australia, Asia, and Latin America as well as the Canadian operations that were previously reported within the North America Loss Adjusting segment.

The Company's three reportable segments represent components of the business for which separate financial information is available, and which is evaluated regularly by the chief operating decision maker ("CODM"). The Company’s President and Chief Executive Officer, Mr. W. Bruce Swain Jr., is considered the CODM as he is responsible for strategic decisions including the allocation of resources to each reporting segment and the assessment of their performance. Specifically, he assesses the financial health of each segment, reviews budgeting and resource allocation, directs all strategic planning, reviews investments for new products and technology allocations, evaluates pricing strategies and cash flow management, and oversees risk management for each segment. Mr. Swain regularly meets with the segment managers to discuss financial performance, operational issues and revenue forecasts. Additionally, the segment managers create segment-level budgets and forecasts and receive incentive compensation derived from the operating results of the segments. These financial packages are discussed in the meetings with Mr. Swain.

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

Financial information as of and for the three months ended March 31, 2026 and 2025 related to the Company's reportable segments is presented below:

	Three Months Ended March 31, 2026
	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Revenues before reimbursements	$72,885	$104,758	$131,882	$309,525
Less:
Segment Expenses:
Compensation	37,188	46,837	69,785	153,810
Benefits and payroll taxes	7,201	10,680	13,616	31,497
Non-employee labor	1,244	2,864	6,956	11,064
Total Compensation	45,633	60,381	90,357	196,371
Office rent and occupancy	777	2,026	4,011	6,814
Other office operating expense (1)	3,386	3,342	8,671	15,399
Depreciation	915	2,045	1,115	4,075
Professional fees	506	4,735	2,033	7,274
Cost of risk	518	766	1,155	2,439
Other, net (2)	543	111	2,030	2,684
Total Other Operating Expense	6,645	13,025	19,015	38,685
Allocated corporate, shared services, and administrative costs (3)	12,991	20,496	18,513	52,000
Total Segment Expenses	65,269	93,902	127,885	287,056
Segment Operating Earnings	$7,616	$10,856	$3,997	$22,469
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)				(8,771)
Net corporate interest expense				(2,645)
Stock option expense				(186)
Amortization of acquisition-related intangible assets				(1,784)
Non-service pension costs				(1,976)
Contingent earnout adjustments				180
Income before income taxes				7,287
Income taxes				(2,375)
Net Income				4,912
Net Income Attributable to Noncontrolling Interests				(7)
Net Income Attributable to Shareholders of Crawford & Company				$4,905

	Three Months Ended March 31, 2025
	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Revenues before reimbursements	$82,190	$103,672	$126,170	$312,032
Less:
Segment Expenses:
Compensation	41,563	45,051	65,619	152,233
Benefits and payroll taxes	7,673	10,383	12,319	30,375
Non-employee labor	1,552	2,909	8,529	12,990
Total Compensation	50,788	58,343	86,467	195,598
Office rent and occupancy	1,167	2,154	4,136	7,457
Other office operating expense (1)	3,790	3,468	8,316	15,574
Depreciation	1,803	1,447	1,008	4,258
Professional fees	574	4,239	2,384	7,197
Cost of risk	142	1,072	(335)	879
Other, net (2)	831	304	1,876	3,011
Total Other Operating Expense	8,307	12,684	17,385	38,376
Allocated corporate, shared services, and administrative costs (3)	13,315	20,668	20,098	54,081
Total Segment Expenses	72,410	91,695	123,950	288,055
Segment Operating Earnings	$9,780	$11,977	$2,220	$23,977
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs (4)				(6,133)
Net corporate interest expense				(3,944)
Stock option expense				(184)
Amortization of acquisition-related intangible assets				(1,800)
Non-service pension costs				(2,333)
Contingent earnout adjustments				(363)
Income before income taxes				9,220
Income taxes				(2,480)
Net Income				6,740
Net Income Attributable to Noncontrolling Interests				(56)
Net Income Attributable to Shareholders of Crawford & Company				$6,684

(1)
Other office and operating expenses include travel and entertainment, automobile expenses, office operating expenses and data processing costs.
(2)
Other, net primarily includes advertising expenses, bank service charges, bad debt expense, and property and other taxes.
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

Segment assets consist of accounts receivable, less allowance for expected credit losses, unbilled revenues at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net. Assets at March 31, 2026 and December 31, 2025 were as follows:

	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
March 31, 2026
Assets	$110,657	$104,103	$187,795	$402,555
December 31, 2025
Assets	104,970	103,996	176,576	385,542

Revenues by geographic region and major service line for the U.S. Property & Casualty, Broadspire, and International Operations segments are shown in Note 3, "Revenue Recognition."

Capital expenditures for the three months ended March 31, 2026 and 2025 are shown in the following table:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
U.S. Property & Casualty	$121	$1,394
Broadspire	3,748	3,452
International Operations	1,003	303
Corporate	2,987	4,174
Total capital expenditures	$7,859	$9,323

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Segments' revenues before reimbursements	$309,525	$312,032
Reimbursements	10,601	11,307
Total consolidated revenues	$320,126	$323,339

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Operating earnings of all reportable segments	$22,469	$23,977
Unallocated corporate and shared costs and credits	(8,771)	(6,133)
Net corporate interest expense	(2,645)	(3,944)
Stock option expense	(186)	(184)
Amortization of acquisition-related intangible assets	(1,784)	(1,800)
Non-service pension costs	(1,976)	(2,333)
Contingent earnout adjustments	180	(363)
Income before income taxes	$7,287	$9,220

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at March 31, 2026 and December 31, 2025 are presented in the following table:

	March 31, 2026	December 31, 2025
	(In thousands)
Assets of reportable segments	$402,555	$385,542
Corporate assets:
Cash and cash equivalents	54,491	64,079
Income taxes receivable	4,134	4,350
Prepaid expenses and other current assets	48,880	41,362
Net property and equipment	16,484	16,649
Operating lease right-of-use asset, net	63,040	66,322
Capitalized software costs, net	113,092	112,812
Deferred income tax assets	24,010	24,684
Other noncurrent assets	44,963	48,500
Total corporate assets	369,094	378,758
Total assets	$771,649	$764,300

12. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On March 31, 2026, the aggregate committed amount of letters of credit outstanding under the credit facility was $8,457,000.

From time to time, the Company enters into certain agreements for the purchase or sale of assets or businesses that contain provisions that may require the Company to make additional payments in the future depending upon the achievement of specified operating results of the acquired company, or provide the Company with an option or similar right to purchase additional assets.

In the normal course of its business, the Company is sometimes named as a defendant or responsible party in suits or other actions by insureds or claimants contesting decisions made by the Company or its clients with respect to the settlement of claims. Additionally, certain clients of the Company have in the past brought, and may, in the future bring, claims for indemnification on the basis of alleged actions by the Company, its agents, or its employees in rendering services to clients. The majority of these claims are of the type covered by insurance maintained by the Company. However, the Company is responsible for the deductibles and self-insured retentions under various insurance coverages. In the opinion of Company management, adequate provisions have been made for such known and probable risks. No assurances can be provided, however, that the result of any such action, claim or proceeding, now known or occurring in the future, will not result in a material adverse effect on its business, financial condition or results of operations.

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

13. Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. Cash balances that are legally restricted as to usage or withdrawal are separately included in "Prepaid expenses and other current assets" within the Company's unaudited Condensed Consolidated Balance Sheets. Additionally, Restricted cash includes the $9,334,000 increase in fiduciary liabilities included in cash flows from financing activities in the Company's unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown within the Company's unaudited Condensed Consolidated Statements of Cash Flows:

(In thousands)	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents	$54,491	$64,079	$57,367	$55,412
Restricted cash within prepaid expenses and other current assets	9,947	467	654	917
Total cash, cash equivalents and restricted cash	$64,438	$64,546	$58,021	$56,329

14. Restructuring and Other Costs, Net

The Company did not incur any restructuring costs during the three months ended March 31, 2026 and 2025. The Company incurred pre-tax restructuring costs of $13,996,000 during the fourth quarter of 2025.

The Company records restructuring charges when they are probable and estimable. Restructuring costs are accrued when the Company announces a restructuring event or communicates the employee termination, and the amounts can be reasonably estimated.

The following table summarizes the remaining costs in the Company’s accrued restructuring balances as of March 31, 2026. Severance and termination costs are included in “Accrued compensation and related costs” and lease termination costs are included in current and noncurrent “Operating lease liability” in the Consolidated Balance Sheets:

Restructuring Charges	Accrued compensation and related costs	Operating lease liability	Other accrued liabilities	Total
	(In thousands)
Balance at December 31, 2025	$1,291	$3,868	$289	$5,448
Additions	—	—	—	—
Adjustments to accruals	(102)	43	—	(59)
Cash payments	(641)	(428)	(2)	(1,071)
Balance at March 31, 2026	$548	$3,483	$287	$4,318

15. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of these funds totaled $641,025,000 and $456,043,000 at March 31, 2026 and December 31, 2025, respectively. The increase is driven by new client programs during the three months ended March 31, 2026.

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•
a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,
•
changes in global economic conditions, including the impact of tariffs,
•
the impact of changing climate conditions,
•
changes in interest rates,
•
changes in foreign currency exchange rates,
•
changes in regulations and practices of various governmental authorities,
•
changes in our competitive environment,
•
changes in the financial condition of our clients,
•
changes in the rate of inflation and our ability to recover increased operating costs,
•
the loss of any material customer,
•
our ability to successfully integrate the operations of acquired businesses,
•
our ability to timely identify and effectively remediate material weaknesses in internal control over financial reporting,
•
regulatory changes related to funding of defined benefit pension plans,
•
our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,
•
our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,
•
our ability to identify new revenue sources not tied to the insurance underwriting cycle,
•
our ability to develop or acquire information technology resources to support and grow our business,
•
our ability to attract and retain qualified personnel,
•
our ability to renew existing contracts with clients on satisfactory terms,
•
our ability to collect amounts due from our clients and others,
•
continued availability of funding under our financing agreements,
•
general risks associated with doing business outside the U.S., including changes in tax rates,
•
our ability to comply with the covenants in our financing or other agreements,
•
changes in the frequency or severity of man-made or natural disasters,
•
the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,
•
our ability to prevent or detect cybersecurity breaches and cyber incidents,
•
our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,
•
proliferation and escalation of international hostilities and geopolitical events, such as the ongoing conflicts in the Middle East and Russia/Ukraine,
•
risks associated with our having a controlling shareholder, and
•
impairments of goodwill or our other indefinite-lived intangible assets.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three months ended March 31, 2026 and 2025, and as of March 31, 2026, and December 31, 2025, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2025. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Results of Operations

Consolidated revenues before reimbursements decreased $2.5 million, or (0.8)%, for the three months ended March 31, 2026, compared with the same period of 2025. This decrease was primarily driven by lower volumes in our U.S. Property & Casualty reportable segment. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $7.8 million, or 2.5%, for the three months ended March 31, 2026, as compared with the prior year period. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three months ended March 31, 2026.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended March 31, 2025
(in thousands, except percentages)	March 31, 2026	March 31, 2025	Variance	March 31, 2026	% Variance
Revenues:
U.S. Property & Casualty	$72,885	$82,190	(11.3)%	$72,885	(11.3)%
Broadspire	104,758	103,672	1.0%	104,758	1.0%
International Operations	131,882	126,170	4.5%	124,045	(1.7)%
Total revenues before reimbursements	309,525	312,032	(0.8)%	301,688	(3.3)%
Reimbursements	10,601	11,307	(6.2)%	10,001	(11.6)%
Total Revenues	$320,126	$323,339	(1.0)%	$311,689	(3.6)%

Excluding foreign currency impacts, consolidated revenues before reimbursements decreased $10.3 million, or (3.3)%, for the three months ended March 31, 2026 compared with the same period of 2025. Revenues from the U.S. Property & Casualty segment decreased in the 2026 first quarter primarily due to revenue reductions in Catastrophe Services, Claims Solutions and Contractor Connection. Revenues from the Broadspire segment increased for the quarter due to an increase in Claims and Medical Management revenues, partially offset by a reduction in Subrogation revenues. Excluding foreign currency impacts, revenues from the International Operations segment decreased in the 2026 first quarter compared with the same period in 2025 due to reductions in the U.K., Europe and Latin America, partially offset by revenue increases in Australia, Canada, and Asia.

Overall, there was an increase in cases received of 0.8% for the three months ended March 31, 2026. Within our U.S. Property & Casualty segment, cases decreased for the 2026 first quarter as a result of a weather-related reduction in all service lines other than Contractor Connection. There was an increase in cases within our Broadspire segment for the first quarter primarily due to an increase in new disability clients within Claims Management. Cases within our International Operations segment increased for the first quarter, primarily due to an increase in high-frequency, low-severity cases in Spain and weather-related activity in Australia, partially offset by reductions in low-severity cases in Brazil.

Cases received are presented below by segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2026	March 31, 2025	Variance
U.S. Property & Casualty	81,101	97,624	(16.9)%
Broadspire	159,645	146,931	8.7%
International Operations	147,855	140,964	4.9%
Total Crawford Cases Received	388,601	385,519	0.8%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three months ended March 31, 2026:

		Three Months Ended
		March 31, 2026		March 31, 2025
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$177,643	57.4%	$185,862	59.6%
U.K.	GBP	43,163	13.9%	44,342	14.2%
Canada	CAD	23,732	7.7%	21,776	7.0%
Australia	AUD	20,745	6.7%	19,048	6.1%
Europe	EUR	17,479	5.6%	15,924	5.1%
Rest of World		26,763	8.7%	25,080	8.0%
Total Revenues, before reimbursements		$309,525		$312,032

Costs of services provided, before reimbursements, decreased $0.5 million, or (0.2)%, for the three months ended March 31, 2026, as compared to the 2025 period. As a percentage of revenues before reimbursements, costs of services decreased consistent with the decrease in revenues.

Selling, general, and administrative ("SG&A") expenses increased $1.6 million, or 2.1%, in the three months ended March 31, 2026 as compared with the 2025 period. The increase was primarily due to an increase in self-insurance expense, partially offset by a reduction in contingent earnout expenses.

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

Operating results for our U.S. Property & Casualty, Broadspire, and International Operations segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2026	March 31, 2025
Revenues:
U.S. Property & Casualty	$72,885	$82,190
Broadspire	104,758	103,672
International Operations	131,882	126,170
Total Revenues before reimbursements	309,525	312,032
Reimbursements	10,601	11,307
Total Revenues	$320,126	$323,339
Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Property & Casualty	$45,633	$50,788
% of related revenues before reimbursements	62.6%	61.8%
Broadspire	60,381	58,343
% of related revenues before reimbursements	57.6%	56.3%
International Operations	90,357	86,467
% of related revenues before reimbursements	68.5%	68.5%
Total	$196,371	$195,598
% of Revenues before reimbursements	63.4%	62.7%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Property & Casualty	$19,636	$21,622
% of related revenues before reimbursements	26.9%	26.3%
Broadspire	33,521	33,352
% of related revenues before reimbursements	32.0%	32.2%
International Operations	37,528	37,483
% of related revenues before reimbursements	28.5%	29.7%
Total before reimbursements	90,685	92,457
% of Revenues before reimbursements	29.3%	29.6%
Reimbursements	10,601	11,307
Total	$101,286	$103,764
% of Revenues	31.6%	32.1%
Segment Operating Earnings:
U.S. Property & Casualty	$7,616	$9,780
% of related revenues before reimbursements	10.4%	11.9%
Broadspire	10,856	11,977
% of related revenues before reimbursements	10.4%	11.6%
International Operations	3,997	2,220
% of related revenues before reimbursements	3.0%	1.8%
(Deduct) Add:
Unallocated corporate and shared costs, net	(8,771)	(6,133)
Net corporate interest expense	(2,645)	(3,944)
Stock option expense	(186)	(184)
Amortization of acquisition-related intangible assets	(1,784)	(1,800)
Contingent earnout adjustments	180	(363)
Non-service pension costs	(1,976)	(2,333)
Income before income taxes	7,287	9,220
Provision for income taxes	(2,375)	(2,480)
Net income	4,912	6,740
Net income attributable to noncontrolling interests	(7)	(56)
Net income attributable to shareholders of Crawford & Company	$4,905	$6,684

U.S. PROPERTY & CASUALTY SEGMENT

Operating earnings in our U.S. Property & Casualty segment totaled $7.6 million, or 10.4% of revenues before reimbursements, for the three months ended March 31, 2026, compared with 2025 operating earnings of $9.8 million, or 11.9% of revenues before reimbursements. The decrease in operating earnings in the 2026 first quarter was driven by a decline in revenues within the Catastrophe Services, Claims Solutions, and Contractor Connection service lines, offsetting benefits from improved operating efficiency within Global Technical Services.

Excluding centralized indirect support costs, gross profit decreased from $23.1 million, or 28.1% of revenues before reimbursements in 2025, to $20.6 million, or 28.3% of revenues before reimbursements, in the three months ended March 31, 2026, primarily due to revenue declines within the Claims Solutions and Contractor Connection service line, partially offset by improvements in operational efficiencies within Global Technical Services.

Operating results for our U.S. Property & Casualty segment, including gross profit, for the three months ended March 31, 2026 and 2025 were as follows:

	In thousands (except percentages)
Three Months Ended March 31,	2026	2025	Variance
Revenues	$72,885	$82,190	(11.3)%
Direct expenses	52,278	59,095	(11.5)%
Gross profit	20,607	23,095	(10.8)%
Indirect expenses	12,991	13,315	(2.4)%
Total U.S. Property & Casualty Operating Earnings	$7,616	$9,780	(22.1)%

Gross profit margin	28.3%	28.1%	0.2%
Operating margin	10.4%	11.9%	(1.5)%

Revenues before Reimbursements

U.S. Property & Casualty segment revenues are primarily derived from the property and casualty insurance company markets within the U.S. Revenues before reimbursements by service line for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2026	March 31, 2025	Variance
Global Technical Services	$26,569	$26,776	(0.8)%
Claims Solutions	28,628	31,188	(8.2)%
Contractor Connection	14,941	16,901	(11.6)%
Catastrophe Services	2,747	7,325	(62.5)%
Total U.S. Property & Casualty Revenues before Reimbursements	$72,885	$82,190	(11.3)%

Revenues before reimbursements from our U.S. Property & Casualty segment totaled $72.9 million in the three months ended March 31, 2026, compared with $82.2 million in the 2025 period. This decrease was primarily driven by a continued decrease in weather-driven services within our Claims Solutions and Catastrophe Services businesses. There was a decrease in segment unit volume, measured principally by cases received, of (16.9)% for the three months ended March 31, 2026, compared with the 2025 period. This includes a decrease in low value inspection services cases, of 10,800 or (11.1)%. The decrease in revenues from weather-driven activity in our Catastrophe Services business resulted in a decrease in revenues of $4.0 million, or (4.9)%, for which there are minimal cases related. Changes in product mix and in the rates charged for those services accounted for a (0.6)% revenue decrease for the three months ended March 31, 2026 compared with the same period in 2025.

Revenue variance components for our U.S. Property & Casualty segment, for the three months ended March 31, 2026 are summarized as follows:

2026 Period compared to 2025 Period Ending:	For the Three Months Ended March 31,
Decrease in cases received	(16.9)%
Decrease in low value inspection services cases	11.1%
Decrease in revenues from catastrophe related activity with no related cases	(4.9)%
Change in product mix and rates	(0.6)%
Decrease in Revenues before Reimbursements	(11.3)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our U.S. Property & Casualty segment, which are included in total Company revenues, were $1.8 million for each of the three months ended March 31, 2026 and 2025.

Case Volume Analysis

U.S. Property & Casualty segment unit volumes by service line, measured by cases received, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2026	March 31, 2025	Variance
Global Technical Services	7,529	8,680	(13.3)%
Claims Solutions	45,089	56,926	(20.8)%
Contractor Connection	27,583	27,465	0.4%
Catastrophe Services	900	4,553	(80.2)%
Total U.S. Property & Casualty Cases Received	81,101	97,624	(16.9)%

Overall, there was a decrease in cases of (16.9)% in the three months ended March 31, 2026, compared to the same period in 2025. The decrease in Claims Solutions volumes in the 2026 first quarter was primarily due to the decrease in low value inspection services of 10,800 cases. There was a decrease in Catastrophe Services in the 2026 first quarter primarily due to less weather-driven activity, as compared with the 2025 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 62.6% for the three months ended March 31, 2026 compared with 61.8% for the 2025 period. The total dollar amount of these expenses decreased to $45.6 million for the three months ended March 31, 2026 from $50.8 million for the comparable 2025 period. The first quarter decrease was primarily in line with the reduction of revenues, driven by the reduction of costs affiliated with Catastrophe Services, as well as a reduction of claims within Claims Solution and Global Technical Services. There was an average of 1,637 full-time equivalent employees in this segment in the three months ended March 31, 2026 compared with an average of 1,811 in the 2025 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

U.S. Property & Casualty expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $19.6 million for the three months ended March 31, 2026 compared with $21.6 million for the 2025 period. As a percentage of revenues before reimbursements, these expenses were 26.9% for the three months ended March 31, 2026 compared with 26.3% for the 2025 period. The decrease in the 2026 first quarter expenses was due to reduction in the allowance for credit losses and a reduction in centralized indirect support costs as compared to the 2025 period. The increase in costs as a percentage of revenues was due to the reduction in revenues.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $10.9 million, or 10.4% of revenues before reimbursements, for the three months ended March 31, 2026 as compared with $12.0 million, or 11.6% of revenues before reimbursements, for the first quarter of 2025. The decrease in the 2026 first quarter was due to a shift in product mix and an increase in employees and average wages.

Excluding centralized indirect support costs, first quarter gross profit decreased from $32.6 million, or 31.5% of revenues before reimbursements, in 2025 to $31.4 million, or 29.9% of revenues before reimbursements in 2026. This decrease was due to an increase in employees and average wages related to the increase in revenues, as well as product mix changes

Operating results for our Broadspire segment, including gross profit, for the three months ended March 31, 2026 and 2025 were as follows:

	In thousands (except percentages)
Three Months Ended March 31,	2026	2025	Variance
Revenues	$104,758	$103,672	1.0%
Direct expenses	73,406	71,027	3.3%
Gross profit	31,352	32,645	(4.0)%
Indirect expenses	20,496	20,668	(0.8)%
Total Broadspire Operating Earnings	$10,856	$11,977	(9.4)%

Gross profit margin	29.9%	31.5%	(1.6)%
Operating margin	10.4%	11.6%	(1.2)%

Revenues before Reimbursements

Broadspire revenues are derived from the property, casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands, except percentages)	March 31, 2026	March 31, 2025	Variance
Claims Management	$50,404	$49,654	1.5%
Medical Management	47,379	46,730	1.4%
Subrogation	6,975	7,288	(4.3)%
Total Broadspire Revenues before Reimbursements	$104,758	$103,672	1.0%

Revenues before reimbursements from our Broadspire segment totaled $104.8 million in the three months ended March 31, 2026 compared with $103.7 million in the 2025 period. This increase was primarily due to an increase in cases in the Claims Management and Medical Management service lines. There was an increase in segment unit volume, measured principally by cases received, of 8.7% for the three months ended March 31, 2026 compared with the same period of 2025. This was primarily due to an increase high-frequency, low-severity claims within our Claims Management service line of 14,900, or 10.2%, primarily related to new disability clients. Revenues were negatively impacted by a $(1.0) million decrease in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (0.9)% decrease in revenues. There was also a $0.3 million increase in revenues within our Medical Management service line for which no cases are received, or a 0.2% increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 3.2% revenue increase for the 2026 first quarter compared with the 2025 period.

Revenue variance components for our Broadspire segment, for the three months ended March 31, 2026 are summarized as follows:

2026 Period compared to 2025 Period Ending:	For the Three Months Ended March 31,
Increase in cases received	8.7%
Decrease in claims management revenues with no cases received	(0.9)%
Increase in medical management revenues with no cases received	0.2%
Increase in high-frequency, low-severity disability cases received	(10.2)%
Change in product mix and rates	3.2%
Increase in Revenues before Reimbursements	1.0%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.7 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2026	March 31, 2025	Variance
Claims Management	108,332	99,251	9.1%
Medical Management	43,323	38,212	13.4%
Subrogation	7,990	9,468	(15.6)%
Total Broadspire Cases Received	159,645	146,931	8.7%

Overall case volumes increased 8.7% for the three months ended March 31, 2026 due primarily to an increase in new disability clients within our Claims Management service line, increases in physician review services and utilization management claims within Medical Management, partially offset by a decrease in Subrogation cases due to the loss of a customer.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. These expenses totaled $60.4 million for the three months ended March 31, 2026, compared to $58.3 million for the 2025 period. As a percent of the related revenues before reimbursements, these expenses increased from 56.3% in the 2025 first quarter to 57.6% in 2026 first quarter. The increase in cost and as a percentage of revenues before reimbursements for the 2026 first quarter was primarily due to increased employees and average wages related to the increase in revenues, as well as product mix changes. Average full-time equivalent employees in this segment totaled 2,935 in the three months ended March 31, 2026, compared with 2,841 in the 2025 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements decreased slightly to 32.0% for the three months ended March 31, 2026, from 32.2% in the 2025 period. The amount of these expenses increased slightly from $33.4 million for the three months ended March 31, 2025 to $33.5 million in 2026. The slight decrease in the 2026 first quarter expenses as a percentage of revenues before reimbursements was due to improved operating leverage.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $4.0 million, or 3.0% of revenues before reimbursements, for the three months ended March 31, 2026, compared with $2.2 million, or 1.8% of revenues before reimbursements, in the 2025 period. The increase in operating earnings in the 2026 period was primarily due to improved operating results in Canada, Australia, and Asia, partially offset by a reduction in operating earnings within the U.K. and Latin America.

Excluding centralized indirect support costs, gross profit increased slightly from $22.3 million, or 17.7% of revenues before reimbursements in 2025, to $22.5 million, or 17.1% of revenues before reimbursements, in the three months ended March 31, 2026. The slight increase in gross profit in the 2026 period was primarily due to improved operating results in Canada, Australia, and Asia, partially offset by an reduction in earnings within the U.K. and Latin America.

Operating results for our International Operations segment, including gross profit, for the three months ended March 31, 2026 and 2025 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for March 31. 2025
Three Months Ended March 31,	2026	2025	Variance	2026	Variance
Revenues	$131,882	$126,170	4.5%	$124,045	(1.7)%
Direct expenses	109,372	103,852	5.3%	102,818	(1.0)%
Gross profit	22,510	22,318	0.9%	21,227	(4.9)%
Indirect expenses	18,513	20,098	(7.9)%	17,347	(13.7)%
Total International Operations Operating Earnings	$3,997	$2,220	80.0%	$3,880	74.8%

Gross profit margin	17.1%	17.7%	(0.6)%	17.1%	(0.6)%
Operating margin	3.0%	1.8%	1.2%	3.1%	1.3%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Canada, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for March 31. 2025
(in thousands, except percentages)	March 31, 2026	March 31, 2025	Variance	March 31, 2026	Variance
U.K.	$43,163	$44,342	(2.7)%	$40,639	(8.4)%
Europe	27,279	26,184	4.2%	24,733	(5.5)%
Australia	20,745	19,048	8.9%	19,864	4.3%
Canada	23,732	21,776	9.0%	22,677	4.1%
Asia	9,121	6,167	47.9%	8,744	41.8%
Latin America	7,842	8,653	(9.4)%	7,388	(14.6)%
Total International Operations Revenues before Reimbursements	$131,882	$126,170	4.5%	$124,045	(1.7)%

Revenues before reimbursements from our International Operations segment totaled $131.9 million in the three months ended March 31, 2026, compared with $126.2 million in the 2025 period. The change in exchange rates increased our International Operations segment revenues by approximately 6.2%, or $7.8 million, for the three months ended March 31, 2026 as compared with the 2025 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $124.0 million for the three months ended March 31, 2026. There was an increase in segment unit volume, measured principally by cases received, of 4.9% for the three months ended March 31, 2026, compared with the 2025 period. There was a net increase in high-frequency, low-severity cases of 3,500, or 2.5%, primarily in Spain and Finland, offset by a decrease in Brazil. In addition, revenues decreased by $3.2 million or 2.5% in the current year within Australia and the U.K. within our legal services business. In the Middle East, revenue was $1.5 million or 1.2% lower due to revenues related to weather activity recorded in 2025 for cases received at the end of 2024. Changes in product mix and in the rates charged for those services accounted for a 3.3% revenue increase for the three months ended March 31, 2026 compared with the same period in 2025.

Based on constant foreign exchange rates, revenues decreased by $2.1 million. Excluding foreign currencies, revenues decreased in the U.K. for the 2026 first quarter due a reduction in higher-value third-party administration claims as well as a reduction in legal services as compared to the prior year first quarter. There was a decrease in revenues in Europe in the 2026 period, compared with 2025, due to a reduction in flood related revenues in the Middle East. There was an increase in Australia in the 2026 first quarter, compared with 2025, due to increased weather-related activity, partially offset by the sale of the legal services division. Canada increased in the 2026 first quarter, compared with 2025, related to a new client in third-party administration. There was an increase in revenues in Asia in the 2026 first quarter, compared with 2025, due to earthquakes in Thailand in 2025 that continue to generate revenues in the current year, as well as increases in Hong Kong and Taiwan. The decrease in revenues in Latin America in the 2026 period was primarily driven by a reduction in weather-related cases in Chile.

Revenue variance components for our International Operations segment, for the three months ended March 31, 2026 are summarized as follows:

2026 Period compared to 2025 Period Ending:	For the Three Months Ended March 31,
Increase in cases received	4.9%
Increase due to foreign currency exchange rates	6.2%
Decrease in U.K. revenues related to higher-value third-party administration claims	(1.3)%
Change in high-frequency, low-severity cases received, primarily within Spain, Brazil, and Finland	(2.5)%
Storm related cases received in Australia in 2026 with additional revenues to be recorded in future quarters	(2.4)%
Revenues recorded in the Middle East in the prior year first quarter related to storms with claims occurring in the preceding year	(1.2)%
Reduction in legal services revenues within Australia and U.K	(2.5)%
Change in product mix and rates	3.3%
Increase in Revenues before Reimbursements	4.5%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $8.4 million and $8.6 million for the three months ended March 31, 2026 and 2025, respectively.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(whole numbers, except percentages)	March 31, 2026	March 31, 2025	Variance
U.K.	29,315	31,081	(5.7)%
Europe	59,258	47,163	25.6%
Australia	11,604	8,496	36.6%
Canada	25,989	23,659	9.8%
Asia	8,549	7,097	20.5%
Latin America	13,140	23,468	(44.0)%
Total International Operations Cases Received	147,855	140,964	4.9%

Overall, there was an increase in cases received of 4.9% for the three months ended March 31, 2026, compared with the 2025 period. The increases were primarily related to high-frequency, low-severity cases within Europe, where Spain had an increase of 10,000 cases and Finland increased by 1,600 cases. In addition, Australia volume improved by 3,100 cases. These increases were offset by Latin America where high-frequency, low-value cases received in Brazil decreased by 8,100 cases from the 2025 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 68.5% for each of the three months ended March 31, 2026 and 2025. The total dollar amount of these expenses was $90.4 million for the three months ended March 31, 2026, compared to $86.5 million for the 2025 period. The increase in cost was due to an increase in compensation expense, related to the increase in revenues, including incentive compensation, partially offset by a decrease in non-employee labor. There was an average of 4,219 full-time equivalent employees in this segment in the three months ended March 31, 2026, compared with an average of 4,430 in the comparable 2025 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $37.5 million for each of the three months ended March 31, 2026 and 2025. As a percentage of revenues before reimbursements, these expenses were 28.5% for the three months ended March 31, 2026 compared with 29.7% for the 2025 period. The decrease in the expense as a percentage of revenues before reimbursements for the 2026 first quarter was due to the increase in revenues while costs remained consistent with the 2025 period.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, changes in permanent reinvestment assertions, and changes in unrecognized tax benefits. We estimate that our effective income tax rate for 2026 will be approximately 33% to 35% after considering known discrete items as of March 31, 2026.

The provision for income taxes on consolidated income before income tax totaled $2.4 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively. The overall effective tax rate increased to 32.6% for the three months ended March 31, 2026 compared with 26.9% for the 2025 period primarily due to changes in the mix of income and U.S. taxation of foreign subsidiary profits in the 2026 results.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $3.4 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively. Interest income was $0.8 million for each of the three months ended March 31, 2026 and 2025.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.2 million for each of the three months ended March 31, 2026 and 2025.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.8 million for each of the three months ended March 31, 2026 and 2025. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three months ended March 31, 2026 and 2025, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $8.8 million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase in the 2026 first quarter was primarily due to an increase in administrative compensation expense and self-insurance reserves.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. This resulted in a benefit of $0.2 million for the three months ended March 31, 2026, compared to expenses of $0.4 million for the three months ended March 31, 2025. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Costs

Non-service pension costs totaled $2.0 million for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025. Non-service pension costs represent the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At March 31, 2026, our working capital balance (current assets less current liabilities) was approximately $45.1 million, an increase of $2.3 million from the working capital balance at December 31, 2025. Our cash and cash equivalents were $54.5 million at March 31, 2026, compared with $64.1 million at December 31, 2025.

Cash and cash equivalents as of March 31, 2026 consisted of $17.0 million held in the U.S. and $37.5 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to earnings that were not permanently reinvested. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $3.3 million for the three months ended March 31, 2026, compared with $13.9 million used in operating activities in the 2025 period. The increase in cash provided was primarily driven by timing of payments to vendors and increases in working capital accounts, partially offset by lower earnings compared to prior year.

Cash Used in Investing Activities

Cash used in investing activities was $7.9 million for the three months ended March 31, 2026, compared with $9.1 million used in the first three months of 2025. The decrease in cash used in 2025 was primarily due to decreases in capital expenditures in 2026 compared to 2025.

Cash Provided by Financing Activities

Cash provided by financing activities was $3.4 million for the three months ended March 31, 2026, compared with $25.0 million of cash provided in the 2025 period. During the first three months of 2026, there was an increase of $5.0 million in net borrowing from our revolving credit facility, compared with a net increase during the 2025 period of $28.5 million. The decrease in borrowing in the 2026 period was primarily related to the decrease in payments of our accounts payable and accrued liabilities. In addition, we added $9.3 million of fiduciary liabilities, due to the timing of fund transfers. We repurchased shares for $5.5 million in the 2026 period, compared with no share repurchases made in the 2025 period. We paid $3.7 million in dividends in the three months ended March 31, 2026 compared with $3.5 million in the 2025 period.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Facility with Bank of America (the "Credit Facility"), we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.5 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $266.8 million at March 31, 2026. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $194.1 million as of March 31, 2026 compared with $189.1 million at December 31, 2025.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve month EBITDA, as defined in our Credit Facility. At March 31, 2026, this resulted in total liquidity of $329.9 million.

Additionally, the Company expects to make payments totaling $1.5 million in 2026 for contingent earnouts related to previous business acquisitions.

Defined Benefit Pension Funding and Cost

We sponsor a qualified defined benefit pension plan in the U.S. (the "U.S. Qualified Plan"), three defined benefit pension plans in the U.K., and defined benefit pension plans in the Netherlands, Norway, Germany, and the Philippines. Effective December 31, 2002, we froze our U.S. Qualified Plan. Our frozen U.S. Qualified Plan and U.K. plans were underfunded by $15.4 million and overfunded by $12.0 million, respectively, at December 31, 2025, based on accumulated benefit obligations of $233.4 million and $156.9 million for the U.S. Qualified Plan and the U.K. plans, respectively.

For the three months ended March 31, 2026 we made no contributions to our U.S. defined benefit pension plan and $0.7 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $0.8 million to the U.K. plans for the three months ended March 31, 2025. We expect to make discretionary contributions of $3.0 million to the U.S. Qualified Plan in 2026 to minimize future funding requirements. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the three months ended March 31, 2026, we paid $3.7 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheets as of March 31, 2026, compared with our Condensed Consolidated Balance Sheets as of December 31, 2025 were as follows:

•
Unbilled revenues increased $13.0 million excluding foreign exchange impacts. The increase is primarily attributable to Global Technical Services in the U.S. Property & Casualty segment and Australia and the U.K. in the International Operations segment.
•
Accounts payable and accrued liabilities increased $3.4 million excluding foreign currency exchange impacts. The increase is primarily due to timing of vendor payments, offset by payments for employee incentive compensation earned in 2025.

At March 31, 2026, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we have certain material obligations under operating lease agreements to which we are a party. The Company records operating lease-related assets and liabilities on our unaudited Condensed Consolidated Balance Sheets.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

New Accounting Standards Adopted

Additional information related to the adoption of recently issued accounting standards is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Pending Adoption of New Accounting Standards

Additional information related to the pending adoption of new accounting standards is provided in Note 2 to the accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of quantitative and qualitative disclosures about the Company's market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 11 — Commitments and Contingencies — Legal Proceedings.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 could materially affect our business, financial condition, or results of operations. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 10, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. On October 30, 2025, the Company's Board of Directors added 2,000,000 shares to this authorization and amended this authorization to allow for repurchases through December 31, 2027. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. As of March 31, 2026 the Company was authorized to repurchase 1,594,021 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as January 31, 2026				2,121,890
January 1, 2026 - January 31, 2026
CRD-A	131,238	$10.80	131,238
CRD-B	8,917	$10.59	8,917
Totals of January 31, 2026				1,981,735
February 1, 2026 - February 28, 2026
CRD-A	143,611	$10.88	143,611
CRD-B	20,193	$10.42	20,193
Totals of February 28, 2026				1,817,931
March 1, 2026 - March 31, 2026
CRD-A	193,465	$9.96	193,465
CRD-B	30,445	$10.12	30,445
Totals as of March 31, 2026	527,869		527,869	1,594,021

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Crawford & Company
(Registrant)

Date:	May 4, 2026	/s/ W. Bruce Swain
W. Bruce Swain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2026	/s/ Holly B. Boudreau
Holly B. Boudreau
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)