Form 10-Q
period 2026-06-30
CRAWFORD & CO
filed 2026-08-03
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2026

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of July 27, 2026, was as follows:

Class A Common Stock, $1.00 par value: 29,696,716

Class B Common Stock, $1.00 par value: 18,908,806

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended June 30, 2026

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,
(In thousands, except per share amounts)	2026	2025
Revenues:

Revenues before reimbursements	$321,439	$322,997
Reimbursements	8,585	11,598
Total Revenues	330,024	334,595

Costs and Expenses:

Costs of services provided, before reimbursements	226,446	224,724
Reimbursements	8,585	11,598
Total costs of services	235,031	236,322

Selling, general, and administrative expenses	69,662	78,337

Corporate interest expense, net of interest income of $750 and $796, respectively	2,852	3,858

Loss on disposition of businesses, net	1,285	—

Total Costs and Expenses	308,830	318,517

Other Loss, net	(1,538)	(2,413)

Income Before Income Taxes	19,656	13,665

Provision for Income Taxes	6,235	5,845

Net Income	13,421	7,820

Net Loss (Income) Attributable to Noncontrolling Interests	27	(38)

Net Income Attributable to Shareholders of Crawford & Company	$13,448	$7,782

Earnings Per Share - Basic:
Class A Common Stock	$0.28	$0.16
Class B Common Stock	$0.28	$0.16

Earnings Per Share - Diluted:
Class A Common Stock	$0.27	$0.16
Class B Common Stock	$0.28	$0.16

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,712	30,304
Class B Common Stock	18,935	19,145

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,047	30,782
Class B Common Stock	18,935	19,145

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025
Revenues:

Revenues before reimbursements	$630,964	$635,029
Reimbursements	19,186	22,905
Total Revenues	650,150	657,934

Costs and Expenses:

Costs of services provided, before reimbursements	447,858	446,617
Reimbursements	19,186	22,905
Total costs of services	467,044	469,522

Selling, general, and administrative expenses	145,806	152,924

Corporate interest expense, net of interest income $1,511 and $1,623, respectively	5,497	7,802

Loss on disposition of businesses, net	1,285	—

Total Costs and Expenses	619,632	630,248

Other Loss, net	(3,575)	(4,801)

Income Before Income Taxes	26,943	22,885

Provision for Income Taxes	8,610	8,325

Net Income	18,333	14,560

Net Loss (Income) Attributable to Noncontrolling Interests	20	(94)

Net Income Attributable to Shareholders of Crawford & Company	$18,353	$14,466

Earnings Per Share - Basic:
Class A Common Stock	$0.38	$0.29
Class B Common Stock	$0.38	$0.29

Earnings Per Share - Diluted:
Class A Common Stock	$0.37	$0.29
Class B Common Stock	$0.37	$0.29

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,735	30,240
Class B Common Stock	18,963	19,145

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,229	30,744
Class B Common Stock	18,963	19,145

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended June 30,
(In thousands)	2026	2025
Net Income	$13,421	$7,820

Other Comprehensive Income:
Net foreign currency translation gain, net of tax of $0 and $0, respectively	31	7,122

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $544 and $622, respectively	2,445	2,534

Other Comprehensive Income	2,476	9,656

Comprehensive Income	15,897	17,476

Comprehensive income attributable to noncontrolling interests	(12)	(78)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$15,885	$17,398

	Six Months Ended June 30,
(In thousands)	2026	2025
Net Income	$18,333	$14,560

Other Comprehensive Income:
Net foreign currency translation gain, net of tax of $0 and $0, respectively	5,536	3,410

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,173 and $1,247, respectively	4,901	5,021

Other Comprehensive Income	10,437	8,431

Comprehensive Income	28,770	22,991

Comprehensive loss (income) attributable to noncontrolling interests	144	(172)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$28,914	$22,819

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(In thousands)	(Unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$69,419	$64,079
Accounts receivable, less allowance for expected credit losses of $7,494 and $7,244, respectively	119,063	115,661
Unbilled revenues, at estimated billable amounts	140,732	126,960
Income taxes receivable	3,735	4,350
Prepaid expenses and other current assets	29,839	41,362
Total Current Assets	362,788	352,412
Net Property and Equipment	15,811	16,649
Other Assets:
Operating lease right-of-use assets, net	59,706	66,322
Goodwill	76,426	76,569
Intangible assets arising from business acquisitions, net	62,981	66,352
Capitalized software costs, net	110,673	112,812
Deferred income tax assets	23,549	24,684
Other noncurrent assets	46,318	48,500
Total Other Assets	379,653	395,239
TOTAL ASSETS	$758,252	$764,300

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

	June 30, 2026	December 31, 2025
(In thousands, except par value amounts)	(Unaudited)	*
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$47,500	$38,500
Accounts payable	44,379	39,769
Accrued compensation and related costs	87,550	108,878
Self-insured risks	19,618	19,095
Income taxes payable	3,431	3,874
Operating lease liability	27,690	27,650
Other accrued liabilities	40,090	37,970
Deferred revenues	35,101	33,834
Total Current Liabilities	305,359	309,570
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	150,580	150,593
Operating lease liability	44,903	53,531
Deferred revenues	24,542	23,259
Accrued pension liabilities	16,285	17,910
Other noncurrent liabilities	32,065	38,005
Total Noncurrent Liabilities	268,375	283,298
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 29,614 and 29,860 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	29,614	29,860
Class B common stock, $1.00 par value; 50,000 shares authorized; 18,916 and 19,014 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	18,916	19,014
Additional paid-in capital	92,480	92,251
Retained earnings	236,573	233,708
Accumulated other comprehensive loss	(191,179)	(201,740)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	186,404	173,093
Noncontrolling interests	(1,886)	(1,661)
Total Shareholders' Investment	184,518	171,432
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$758,252	$764,300

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$18,333	$14,560
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,085	19,461
Software impairment	2,294	—
Stock-based compensation	1,527	3,085
Loss on disposal of property and equipment	28	1,030
Loss on disposition of businesses, net	1,285	—
Contingent earnout adjustments	(180)	443
Changes in operating assets and liabilities:
Accounts receivable, net	(3,504)	8,111
Unbilled revenues, net	(16,379)	(12,127)
Accrued or prepaid income taxes	600	(2,922)
Accounts payable and accrued liabilities	(16,908)	(16,136)
Deferred revenues	2,283	1,295
Accrued retirement costs	(725)	25
Prepaid expenses and other operating activities	15,405	4,258
Net cash provided by operating activities	23,144	21,083

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(3,206)	(2,401)
Capitalization of computer software costs	(12,036)	(16,087)
Proceeds from settlement of life insurance policies	—	210
Proceeds from business dispositions, net of cash	5,560	—
Net cash used in investing activities	(9,682)	(18,278)

Cash Flows from Financing Activities:
Cash dividends paid	(7,311)	(6,917)
Payments related to shares received for withholding taxes under employee stock-based compensation plans	(1,708)	—
Repurchases of common stock	(9,038)	—
Increases in revolving credit facility borrowings	23,500	49,193
Payments on revolving credit facility borrowings	(14,500)	(42,582)
Payments of contingent consideration on acquisitions	(95)	(1,326)
Increases in fiduciary liabilities	3,791	—
Other financing activities	752	554
Net cash used in financing activities	(4,609)	(1,078)
Effects of exchange rate changes on cash and cash equivalents	413	863
Increase in Cash, Cash Equivalents, and Restricted Cash	9,266	2,590
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	64,546	56,329
Cash, Cash Equivalents, and Restricted Cash at End of Period	$73,812	$58,919

Supplemental cash flow information:
Income taxes paid	$8,043	$11,340
Interest paid	6,524	9,089

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2026	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2026	$29,860	$19,014	$92,251	$233,708	$(201,740)	$173,093	$(1,661)	$171,432
Net income	—	—	—	4,905	—	4,905	7	4,912
Other comprehensive income (loss)	—	—	—	—	8,124	8,124	(163)	7,961
Cash dividends paid (Class A - $0.075 per share, Class B - $0.075 per share)	—	—	—	(3,663)	—	(3,663)	—	(3,663)
Stock-based compensation	—	—	1,046	—	—	1,046	—	1,046
Repurchases of common stock	(468)	(60)	—	(4,991)	—	(5,519)	—	(5,519)
Shares issued in connection with stock-based compensation plans, net	348	—	(2,060)	—	—	(1,712)	—	(1,712)
Balance at March 31, 2026	$29,740	$18,954	$91,237	$229,959	$(193,616)	$176,274	$(1,817)	$174,457
Net income (loss)	—	—	—	13,448	—	13,448	(27)	13,421
Other comprehensive income	—	—	—	—	2,437	2,437	39	2,476
Cash dividends paid (Class A - $0.075 per share, Class B - $0.075 per share)	—	—	—	(3,648)	—	(3,648)	—	(3,648)
Stock-based compensation	—	—	481	—	—	481	—	481
Repurchases of common stock	(295)	(38)	—	(3,186)	—	(3,519)	—	(3,519)
Shares issued in connection with stock-based compensation plans, net	169	—	762	—	—	931	—	931
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(81)	(81)
Balance at June 30, 2026	$29,614	$18,916	$92,480	$236,573	$(191,179)	$186,404	$(1,886)	$184,518

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2025	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2025	$30,124	$19,145	$87,118	$237,948	$(217,125)	$157,210	$(1,659)	$155,551
Net income	—	—	—	6,684	—	6,684	56	6,740
Other comprehensive income (loss)	—	—	—	—	(1,263)	(1,263)	38	(1,225)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,455)	—	(3,455)	—	(3,455)
Stock-based compensation	—	—	1,390	—	—	1,390	—	1,390
Shares issued in connection with stock-based compensation plans, net	93	—	(71)	—	—	22	—	22
Balance at March 31, 2025	$30,217	$19,145	$88,437	$241,177	$(218,388)	$160,588	$(1,565)	$159,023
Net income	—	—	—	7,782	—	7,782	38	7,820
Other comprehensive income	—	—	—	—	9,616	9,616	40	9,656
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,462)	—	(3,462)	(61)	(3,523)
Stock-based compensation	—	—	1,695	—	—	1,695	—	1,695
Shares issued in connection with stock-based compensation plans, net	98	—	572	—	—	670	—	670
Balance at June 30, 2025	$30,315	$19,145	$90,704	$245,497	$(208,772)	$176,889	$(1,548)	$175,341

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

Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three and six months ended June 30, 2026 and financial position as of June 30, 2026 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2026 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At June 30, 2026 and December 31, 2025, the liabilities of the deferred compensation plan were $6,920,000 and $6,686,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,465,000 and $10,423,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

The Catastrophe Services business generates revenues for claims management services provided to insurance companies and self-insured entities related to property, casualty, and catastrophic losses. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on the claim type for fixed fee claims, applied based on time elapsed for these claims. For claims billed on a time and expense incurred basis, which are considered variable consideration, the Company recognizes revenue at the amount for which it has the right to invoice for services performed. These methods of revenue recognition are the most accurate depiction of the transfer of the claims management services to the customer.

The following table presents U.S. Property & Casualty revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Global Technical Services	$26,770	$26,481	$53,339	$53,257
Claims Solutions	28,620	28,324	57,248	59,512
Contractor Connection	16,155	18,480	31,096	35,381
Catastrophe Services	2,520	9,215	5,267	16,540
Total U.S. Property & Casualty Revenues before Reimbursements	$74,065	$82,500	$146,950	$164,690

In addition to adjusting services, the Company also performs Legal Services within its International Operations segment. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer.

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
U.K.	$42,391	$41,954	$83,678	$83,763
Europe	29,676	27,369	56,955	53,553
Australia	25,384	19,792	46,129	36,370
Canada	23,737	23,269	47,469	45,045
Asia	8,252	7,236	17,373	13,403
Latin America	7,613	7,694	14,744	15,706
International Loss Adjusting	$137,053	$127,314	$266,348	$247,840

U.K.	$630	$2,368	$2,506	$4,901
Australia	—	1,815	—	4,285
Latin America	268	842	979	1,483
Crawford Legal Services	$898	$5,025	$3,485	$10,669
Total International Operations Revenues before Reimbursements	$137,951	$132,339	$269,833	$258,509

The Company’s Broadspire segment is a third party administrator that generates revenue through its Claims Management, Medical Management, and Subrogation service lines.

The Claims Management service line includes Workers' Compensation, Liability, Property, and Disability Claims Management. This service line also performs additional services such as Accident & Health claims programs, including Affinity type claims, and disability and leave management services. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is specified in the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims as the Company believes this is the most accurate depiction of the transfer of claims management services to its customer. Broadspire also provides claims management services on a monthly basis for which revenue is recognized over time based on claims received and staff required to complete its claim handling obligations. Additionally, Broadspire provides Risk Management Information Services and Account Administration Services and generates revenues from income earned for managing funds maintained to administer claims for its customers. For non-claim services provided in the Claims Management service line, revenue is recognized over time as services are provided and control of these services is transferred to the customer. Revenue is recognized as time elapses as this is the most accurate depiction of the transfer of the service to the customer.

The Company's obligation to manage claims under the Claims Management service line can range from less than one year, on a one- or two-year basis, or for the lifetime of the claim. Under certain claims management agreements, the Company receives consideration from a customer at contract inception prior to transferring services to the customer, however, it would begin performing services immediately. The period between a customer’s payment of consideration and the completion of the promised services could be greater than one year. There is no difference between the amount of promised consideration and the cash selling price of the promised services. The fee is billed upfront by the Company in order to provide customers with simplified and predictable ways of purchasing its services and it is customary to invoice service fees when the claim is assigned. The Company considered whether a significant financing component exists and determined that there is not a significant financing component at the contract level.

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Claims Management	$52,967	$51,991	$103,371	$101,645
Medical Management	49,465	48,626	96,844	95,356
Subrogation	6,991	7,541	13,966	14,829
Total Broadspire Revenues before Reimbursements	$109,423	$108,158	$214,181	$211,830

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

Contract Balances

The timing of revenue recognition, billings, and cash collections result in billed accounts receivables, unbilled accounts receivable reported as "Unbilled revenues, at estimated billable amounts," and "Deferred revenues" on the Company’s unaudited Condensed Consolidated Balance Sheets. Unbilled revenues is recorded for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that the Company expects and is entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. Deferred revenues related to lifetime claim handling arrangements approximated $42,187,000 and $40,049,000 as of June 30, 2026 and December 31, 2025, respectively. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2026 and the significant activity affecting deferred revenues during the three months and six months ended June 30, 2026:

(In Thousands)
Customer Contract Liabilities	Deferred Revenues
Balance as of January 1, 2026	$57,093
Quarterly additions	26,030
Revenue recognized from the prior periods	(14,983)
Revenue recognized from current quarter additions	(10,343)
Balance as of March 31, 2026	$57,797
Quarterly additions	29,941
Revenue recognized from the prior periods	(16,841)
Revenue recognized from current quarter additions	(11,254)
Balance as of June 30, 2026	$59,643

Remaining Performance Obligations

As of June 30, 2026, the Company had $115,200,000 of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain claims where the processing has not yet occurred. The Company expects to recognize approximately 72% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

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

5. Goodwill

Goodwill was $76,426,000 as of June 30, 2026, compared to $76,569,000 as of December 31, 2025. The Company tests goodwill for impairment annually on October 1st of each year, or more frequently if events or circumstances indicate potential impairment. In assessing goodwill for impairment, the carrying value of each reporting unit, including goodwill, is compared with its estimated fair value, which is determined utilizing a combination of the income and market approaches. The Company performed its annual goodwill impairment analysis as of October 1, 2025, and concluded that the estimated fair value of each reporting unit exceeded its carrying value. Accordingly, no goodwill impairment was recorded in 2025.

On January 1, 2026 the Company realigned its reportable segments as described in Note 1, “Basis of Presentation” and further described in Note 11, "Segment Information". This change resulted in the allocation of $3,736,000 of goodwill from the U.S. Property & Casualty segment to the International Operations segment based on the relative fair value approach. The Company performed an interim goodwill impairment test utilizing the income approach. The estimated fair value of each reporting unit tested exceeded its carrying value. The Company did not identify any impairment indicators during the six months ended June 30, 2026.

The following table shows the changes in the carrying amount of goodwill for the six months ended June 30, 2026:

	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Balance at December 31, 2025:
Goodwill	$128,202	$139,568	$81,779	$349,549
Accumulated impairment losses	(80,113)	(111,088)	(81,779)	(272,980)
Net goodwill	$48,089	$28,480	$—	$76,569
2026 Activity:
Reallocation	(3,736)	—	3,736	—
Foreign currency effects	—	—	(143)	(143)
Balance at June 30, 2026:
Goodwill	$124,466	$139,568	$85,372	$349,406
Accumulated impairment losses	(80,113)	(111,088)	(81,779)	(272,980)
Net goodwill	$44,353	$28,480	$3,593	$76,426

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

The provision for income taxes on consolidated income before income taxes totaled $6,235,000 and $5,845,000 for the three months ended June 30, 2026 and 2025, respectively. The overall effective tax rate decreased to 31.7% for the three months ended June 30, 2026 compared with 42.8% for the 2025 period primarily due to a one-time expense of $1,328,000 relating to administrative guidance issued by a foreign tax authority in 2025.

The provision for income taxes on consolidated income before income taxes totaled $8,610,000 and $8,325,000 for the six months ended June 30, 2026 and 2025, respectively. The overall effective tax rate decreased to 32.0% for the six months ended June 30, 2026 compared with 36.4% for the 2025 period primarily due to a one-time expense of $1,328,000 relating to administrative guidance issued by a foreign tax authority in 2025.

7. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 included the following components:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service cost	$472	$441	$951	$871
Interest cost	4,588	5,424	9,646	10,784
Expected return on assets	(6,072)	(6,138)	(12,135)	(12,227)
Amortization of actuarial loss	3,022	3,127	6,064	6,244
Net periodic cost	$2,010	$2,854	$4,526	$5,672

For the three months ended June 30, 2026 and 2025, the non-service components of net periodic pension expense totaled $1,538,000 and $2,413,000, respectively. For the six months ended June 30, 2026 and 2025, the non-service components of net periodic pension expense totaled $3,575,000 and $4,801,000, respectively. These amounts are included in "Other Loss, net" on the unaudited Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2026, the Company made no contributions to the U.S. defined benefit pension plan and contributed $1,320,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and contributed $1,555,000 to the U.K. defined benefit pension plans during the six months ended June 30, 2025.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$5,985	$3,815	$2,647	$1,673	$6,742	$4,300	$4,623	$2,926
Dividends paid	2,228	1,420	2,122	1,340	4,466	2,845	4,237	2,680
Net income attributable to common shareholders, basic	$8,213	$5,235	$4,769	$3,013	$11,208	$7,145	$8,860	$5,606

Denominator:
Weighted-average common shares outstanding, basic	29,712	18,935	30,304	19,145	29,735	18,963	30,240	19,145
Earnings per share - basic	$0.28	$0.28	$0.16	$0.16	$0.38	$0.38	$0.29	$0.29

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$6,012	$3,788	$2,663	$1,657	$6,785	$4,257	$4,652	$2,897
Dividends paid	2,228	1,420	2,122	1,340	4,466	2,845	4,237	2,680
Net income attributable to common shareholders, diluted	$8,240	$5,208	$4,785	$2,997	$11,251	$7,102	$8,889	$5,577

Denominator:
Weighted-average common shares outstanding, basic	29,712	18,935	30,304	19,145	29,735	18,963	30,240	19,145
Weighted-average effect of dilutive securities	335	—	478	—	494	—	504	—
Weighted-average common shares outstanding, diluted	30,047	18,935	30,782	19,145	30,229	18,963	30,744	19,145
Earnings per share - diluted	$0.27	$0.28	$0.16	$0.16	$0.37	$0.37	$0.29	$0.29

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Performance stock grants excluded because performance conditions have not been met (1)	234	799	235	803

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and six months ended June 30, 2026 and 2025, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
CRD-A (returned) issued under the Non-Employee Director Stock Plan	(11)	(4)	89	86
CRD-A issued under the U.K. Sharesave Scheme	179	102	179	106
CRD-A issued under the Employee Stock Purchase Plan	—	—	6	—
CRD-A issued under the 2016 Omnibus Stock and Incentive Plan	—	—	243	—

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

On June 30, 2026, the Company had 1,260,373 shares available for repurchase under the 2021 Repurchase Authorization.

During the six months ended June 30, 2026, the Company repurchased 763,577 shares of CRD-A at an average cost of $10.52 per share and 97,940 shares of CRD-B at an average cost of $10.24 per share under the 2021 Repurchase Authorization. During the six months ended June 30, 2025, the Company did not repurchase any shares of CRD-A or CRD-B.

9. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension and retiree medical liability adjustments. Foreign currency translation adjustments include the net realized (losses) gains from intra-entity loans that are long-term in nature of $(61,000) and $259,000 for the three and six months ended June 30, 2026. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(38,257)	$(155,359)	$(193,616)	$(43,925)	$(157,815)	$(201,740)
Other comprehensive (loss) income before reclassifications	(8)	—	(8)	5,660	—	5,660
Amounts reclassified from accumulated other comprehensive income to net income	—	2,445	2,445	—	4,901	4,901
Net current period other comprehensive (loss) income	(8)	2,445	2,437	5,660	4,901	10,561
Ending balance	$(38,265)	$(152,914)	$(191,179)	$(38,265)	$(152,914)	$(191,179)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(53,829)	$(164,559)	$(218,388)	$(50,079)	$(167,046)	$(217,125)
Other comprehensive income before reclassifications	7,082	—	7,082	3,332	—	3,332
Amounts reclassified from accumulated other comprehensive income to net income	—	2,534	2,534	—	5,021	5,021
Net current period other comprehensive income	7,082	2,534	9,616	3,332	5,021	8,353
Ending balance	$(46,747)	$(162,025)	$(208,772)	$(46,747)	$(162,025)	$(208,772)

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

10. Fair Value Measurements

The following table presents the Company's assets measured at fair value on a recurring basis as of June 30, 2026, in accordance with the fair value hierarchy. The Company did not have any liabilities measured at fair value on a recurring basis as of June 30, 2026.

Fair Value Measurements at June 30, 2026
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$11,939	$11,939	$—	$—

(1) The fair values of the money market funds were based on recently quoted market prices and reported transactions in an active marketplace. Money market funds are included in the Company's unaudited Condensed Consolidated Balance Sheets as "Cash and cash equivalents."

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and six months ended June 30, 2026. The categorization of assets within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Operating earnings is the primary financial performance measure used by the Company's senior management and the CODM to evaluate the financial performance of the Company's operating segments and make resource allocation decisions. The Company believes this measure is useful to investors in that it allows them to evaluate segment operating performance using the same criteria used by the Company's senior management and CODM. The CODM considers revenues before reimbursements and operating earnings when making decisions about the allocation of operating and capital resources. Operating earnings will differ from net income computed in accordance with GAAP since operating earnings represent segment earnings before certain unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, non-service pension costs, income taxes, loss on disposition of businesses, net, software impairment, and net income or loss attributable to noncontrolling interests.

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

Financial information as of and for the three and six months ended June 30, 2026 and 2025 related to the Company's reportable segments is presented below:

	Three Months Ended June 30, 2026
	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Revenues before reimbursements	$74,065	$109,423	$137,951	$321,439
Less:
Segment Expenses:
Compensation	37,034	46,957	69,513	153,504
Benefits and payroll taxes	7,104	10,720	13,182	31,006
Non-employee labor	1,211	2,890	6,276	10,377
Total Compensation	45,349	60,567	88,971	194,887
Office rent and occupancy	692	2,031	4,008	6,731
Other office operating expense(1)	3,573	3,533	8,684	15,790
Depreciation	883	2,060	1,107	4,050
Professional fees	561	5,235	1,872	7,668
Cost of risk	824	405	882	2,111
Other, net(2)	2,990	464	1,516	4,970
Total Other Operating Expense	9,523	13,728	18,069	41,320
Allocated corporate, shared services, and administrative costs(3)	12,038	19,398	20,049	51,485
Total Segment Expenses	66,910	93,693	127,089	287,692
Segment Operating Earnings	$7,155	$15,730	$10,862	$33,747
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs(4)				(4,302)
Net corporate interest expense				(2,852)
Stock option expense				(114)
Amortization of acquisition-related intangible assets				(1,782)
Non-service pension costs				(1,462)
Loss on disposition of businesses, net(5)				(1,285)
Software impairment				(2,294)
Income before income taxes				19,656
Income taxes				(6,235)
Net Income				13,421
Net Loss Attributable to Noncontrolling Interests				27
Net Income Attributable to Shareholders of Crawford & Company				$13,448

	Six Months Ended June 30, 2026
	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Revenues before reimbursements	$146,950	$214,181	$269,833	$630,964
Less:
Segment Expenses:
Compensation	74,222	93,794	139,298	307,314
Benefits and payroll taxes	14,305	21,400	26,798	62,503
Non-employee labor	2,455	5,754	13,232	21,441
Total Compensation	90,982	120,948	179,328	391,258
Office rent and occupancy	1,469	4,057	8,019	13,545
Other office operating expense(1)	6,959	6,875	17,355	31,189
Depreciation	1,798	4,105	2,222	8,125
Professional fees	1,067	9,970	3,905	14,942
Cost of risk	1,342	1,171	2,037	4,550
Other, net(2)	3,533	575	3,546	7,654
Total Other Operating Expense	16,168	26,753	37,084	80,005
Allocated corporate, shared services, and administrative costs(3)	25,029	39,894	38,562	103,485
Total Segment Expenses	132,179	187,595	254,974	574,748
Segment Operating Earnings	$14,771	$26,586	$14,859	$56,216
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs(4)				(13,073)
Net corporate interest expense				(5,497)
Stock option expense				(300)
Amortization of acquisition-related intangible assets				(3,566)
Non-service pension costs				(3,438)
Contingent earnout adjustments				180
Loss on disposition of businesses, net(5)				(1,285)
Software impairment				(2,294)
Income before income taxes				26,943
Income taxes				(8,610)
Net Income				18,333
Net Loss Attributable to Noncontrolling Interests				20
Net Income Attributable to Shareholders of Crawford & Company				$18,353

	Three Months Ended June 30, 2025
	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Revenues before reimbursements	$82,500	$108,158	$132,339	$322,997
Less:
Segment Expenses:
Compensation	41,545	47,026	68,387	156,958
Benefits and payroll taxes	7,601	10,622	12,471	30,694
Non-employee labor	1,854	3,046	7,307	12,207
Total Compensation	51,000	60,694	88,165	199,859
Office rent and occupancy	1,145	2,163	4,140	7,448
Other office operating expense(1)	3,787	3,317	8,574	15,678
Depreciation	1,817	1,448	1,074	4,339
Professional fees	533	4,995	821	6,349
Cost of risk	787	1,039	730	2,556
Other, net(2)	2,160	340	1,860	4,360
Total Other Operating Expense	10,229	13,302	17,199	40,730
Allocated corporate, shared services, and administrative costs(3)	13,820	19,960	19,644	53,424
Total Segment Expenses	75,049	93,956	125,008	294,013
Segment Operating Earnings	$7,451	$14,202	$7,331	$28,984
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs(4)				(6,988)
Net corporate interest expense				(3,858)
Non-service pension costs				(2,354)
Stock option expense				(214)
Amortization of acquisition-related intangible assets				(1,825)
Contingent earnout adjustments				(80)
Income before income taxes				13,665
Income taxes				(5,845)
Net Income				7,820
Net Income Attributable to Noncontrolling Interests				(38)
Net Income Attributable to Shareholders of Crawford & Company				$7,782

	Six Months Ended June 30, 2025
	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Revenues before reimbursements	$164,690	$211,830	$258,509	$635,029
Less:
Segment Expenses:
Compensation	83,108	92,077	134,006	309,191
Benefits and payroll taxes	15,274	21,005	24,790	61,069
Non-employee labor	3,406	5,955	15,836	25,197
Total Compensation	101,788	119,037	174,632	395,457
Office rent and occupancy	2,312	4,317	8,276	14,905
Other office operating expense(1)	7,577	6,785	16,890	31,252
Depreciation	3,620	2,895	2,082	8,597
Professional fees	1,107	9,234	3,205	13,546
Cost of risk	929	2,111	395	3,435
Other, net(2)	2,991	644	3,736	7,371
Total Other Operating Expense	18,536	25,986	34,584	79,106
Allocated corporate, shared services, and administrative costs(3)	27,135	40,628	39,742	107,505
Total Segment Expenses	147,459	185,651	248,958	582,068
Segment Operating Earnings	$17,231	$26,179	$9,551	$52,961
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs(4)				(13,121)
Net corporate interest expense				(7,802)
Non-service pension costs				(4,687)
Stock option expense				(398)
Amortization of acquisition-related intangible assets				(3,625)
Contingent earnout adjustments				(443)
Income before income taxes				22,885
Income taxes				(8,325)
Net Income				14,560
Net Income Attributable to Noncontrolling Interests				(94)
Net Income Attributable to Shareholders of Crawford & Company				$14,466

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
(4)
Unallocated corporate and shared costs and credits represent expenses for the Company's Chief Executive Officer and Board of Directors, certain adjustments to self-insured liabilities, certain unallocated legal and professional fees and other charges, and certain adjustments and recoveries to the Company's allowances for estimated credit losses.
(5)
Loss on disposition of businesses, net relates to the sales of the U.K. and Chile Crawford Legal Services businesses.

Segment assets consist of accounts receivable, less allowance for expected credit losses, unbilled revenues at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net. Assets at June 30, 2026 and December 31, 2025 were as follows:

	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
June 30, 2026
Assets	$108,618	$110,075	$180,509	$399,202
December 31, 2025
Assets	104,970	103,996	176,576	385,542

Revenues by geographic region and major service line for the U.S. Property & Casualty, Broadspire, and International Operations segments are shown in Note 3, "Revenue Recognition."

Capital expenditures for the three and six months ended June 30, 2026 and 2025 are shown in the following table:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
U.S. Property & Casualty	$283	$1,264	$404	$2,658
Broadspire	3,027	3,928	6,775	7,380
International Operations	626	212	1,629	515
Corporate	3,447	3,761	6,434	7,935
Total capital expenditures	$7,383	$9,165	$15,242	$18,488

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Segments' revenues before reimbursements	$321,439	$322,997	$630,964	$635,029
Reimbursements	8,585	11,598	19,186	22,905
Total consolidated revenues	$330,024	$334,595	$650,150	$657,934

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating earnings of all reportable segments	$33,747	$28,984	$56,216	$52,961
Unallocated corporate and shared costs and credits	(4,302)	(6,988)	(13,073)	(13,121)
Net corporate interest expense	(2,852)	(3,858)	(5,497)	(7,802)
Stock option expense	(114)	(214)	(300)	(398)
Amortization of acquisition-related intangible assets	(1,782)	(1,825)	(3,566)	(3,625)
Non-service pension costs	(1,462)	(2,354)	(3,438)	(4,687)
Loss on disposition of businesses, net	(1,285)	—	(1,285)	—
Software impairment	(2,294)	—	(2,294)	—
Contingent earnout adjustments	—	(80)	180	(443)
Income before income taxes	$19,656	$13,665	$26,943	$22,885

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at June 30, 2026 and December 31, 2025 are presented in the following table:

	June 30, 2026	December 31, 2025
	(In thousands)
Assets of reportable segments	$399,202	$385,542
Corporate assets:
Cash and cash equivalents	69,419	64,079
Income taxes receivable	3,735	4,350
Prepaid expenses and other current assets	29,839	41,362
Net property and equipment	15,811	16,649
Operating lease right-of-use asset, net	59,706	66,322
Capitalized software costs, net	110,673	112,812
Deferred income tax assets	23,549	24,684
Other noncurrent assets	46,318	48,500
Total corporate assets	359,050	378,758
Total assets	$758,252	$764,300

12. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On June 30, 2026, the aggregate committed amount of letters of credit outstanding under the credit facility was $7,957,000.

From time to time, the Company enters into certain agreements for the purchase or sale of assets or businesses that contain provisions that may require the Company to make additional payments in the future depending upon the achievement of specified operating results of the acquired company or provide the Company with an option or similar right to purchase additional assets.

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

13. Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. Cash balances that are legally restricted as to usage or withdrawal are separately included in "Prepaid expenses and other current assets" within the Company's unaudited Condensed Consolidated Balance Sheets. Additionally, Restricted cash includes the $3,791,000 increase in fiduciary liabilities included in cash flows from financing activities in the Company's unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown within the Company's unaudited Condensed Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents	$69,419	$64,079	$58,529	$55,412
Restricted cash within prepaid expenses and other current assets	4,393	467	390	917
Total cash, cash equivalents and restricted cash	$73,812	$64,546	$58,919	$56,329

14. Restructuring and Other Costs, Net

The Company did not incur any restructuring costs during the six months ended June 30, 2026 and 2025. The Company incurred pre-tax restructuring costs of $13,996,000 during the fourth quarter of 2025.

The Company records restructuring charges when they are probable and estimable. Restructuring costs are accrued when the Company announces a restructuring event or communicates the employee termination, and the amounts can be reasonably estimated.

The following table summarizes the remaining costs in the Company’s accrued restructuring balances as of June 30, 2026. Severance and termination costs are included in “Accrued compensation and related costs” and lease termination costs are included in current and noncurrent “Operating lease liability” in the Consolidated Balance Sheets:

Restructuring Charges	Accrued compensation and related costs	Operating lease liability	Other accrued liabilities	Total
	(In thousands)
Balance at December 31, 2025	$1,291	$3,868	$289	$5,448
Additions	—	—	—	—
Adjustments to accruals	(246)	82	—	(164)
Cash payments	(840)	(857)	(10)	(1,707)
Balance at June 30, 2026	$205	$3,093	$279	$3,577

15. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of these funds totaled $570,949,000 and $456,043,000 at June 30, 2026 and December 31, 2025, respectively. The increase is driven by new client programs during the six months ended June 30, 2026.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and six months ended June 30, 2026 and 2025, and as of June 30, 2026, and December 31, 2025, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2025. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Results of Operations

Consolidated revenues before reimbursements decreased $1.6 million, or (0.5)%, for the three months ended June 30, 2026, compared with the same period of 2025. This decrease was primarily driven by lower volumes in our U.S. Property & Casualty reportable segment, as well as revenue reductions due to the disposal of the Crawford Legal Services businesses in our International Operations reportable segment. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $7.7 million, or 2.4%, for the three months ended June 30, 2026 and increased revenues by $15.5 million, or 2.5%, for the six months ended June 30, 2026, as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and six months ended June 30, 2026.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended June 30, 2025
(in thousands, except percentages)	June 30, 2026	June 30, 2025	Variance	June 30, 2026	% Variance
Revenues:
U.S. Property & Casualty	$74,065	$82,500	(10.2)%	$74,065	(10.2)%
Broadspire	109,423	108,158	1.2%	109,423	1.2%
International Operations	137,951	132,339	4.2%	130,255	(1.6)%
Total revenues before reimbursements	321,439	322,997	(0.5)%	313,743	(2.9)%
Reimbursements	8,585	11,598	(26.0)%	8,219	(29.1)%
Total Revenues	$330,024	$334,595	(1.4)%	$321,962	(3.8)%

	Six Months Ended			Six Months Ended
				Based on exchange rates for the six months ended June 30, 2025
(in thousands, except percentages)	June 30, 2026	June 30, 2025	Variance	June 30, 2026	% Variance
Revenues:
U.S. Property & Casualty	$146,950	$164,690	(10.8)%	$146,950	(10.8)%
Broadspire	214,181	211,830	1.1%	214,181	1.1%
International Operations	269,833	258,509	4.4%	254,300	(1.6)%
Total revenues before reimbursements	630,964	635,029	(0.6)%	615,431	(3.1)%
Reimbursements	19,186	22,905	(16.2)%	18,220	(20.5)%
Total Revenues	$650,150	$657,934	(1.2)%	$633,651	(3.7)%

Excluding foreign currency impacts, consolidated revenues before reimbursements decreased $9.3 million, or (2.9)%, for the three months ended June 30, 2026 and decreased $19.6 million, or (3.1)%, for the six months ended June 30, 2026 compared with the same periods of 2025. Revenues from the U.S. Property & Casualty segment decreased in the 2026 second quarter and year to date period primarily due to a continued decrease in staff augmentation and weather-driven services within our Catastrophe Services and Contractor Connection businesses. Revenues from the Broadspire segment increased for each of the 2026 periods due to an increase in Claims and Medical Management revenues, partially offset by a reduction in Subrogation revenues. Excluding foreign currency impacts, revenues from the International Operations segment decreased in the 2026 second quarter compared with the same period in 2025 due to reductions in the U.K. and Latin America, partially offset by revenue increases in Australia, Canada, and Asia. Excluding foreign currency impacts, revenues from the International Operations segment decreased in the six months ended June 30, 2026 as compared to the same period in 2025 due to reductions in the U.K., Europe, and Latin America, partially offset by revenue increases in Australia, Canada, and Asia.

Overall, there were slight increases in cases received of 0.1% and 0.4% for the three and six months ended June 30, 2026, respectively. Within our U.S. Property & Casualty segment, cases decreased for the three and six months ended June 30, 2026 as a result of a weather-related reduction in all service lines. There was a slight decrease in cases within our Broadspire segment for the three months ended June 30, 2026 as compared to the prior year period due to a decline in Subrogation cases. For the six months ended June 30, 2026, Broadspire cases increased due primarily to increases in new disability clients within our Claims Management service line, partially offset by a decline in Subrogation cases and decreased casualty claims within our Claims Management service line. Cases within our International Operations segment increased for the three and six months ended June 30, 2026, as compared to the prior year period, primarily due to an increase in high-frequency, low-severity cases in Spain.

Cases received are presented below by segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2026	June 30, 2025	Variance	June 30, 2026	June 30, 2025	Variance
U.S. Property & Casualty	77,495	92,810	(16.5)%	158,596	190,434	(16.7)%
Broadspire	149,733	149,904	(0.1)%	309,378	296,835	4.2%
International Operations	151,418	135,673	11.6%	299,273	276,637	8.2%
Total Crawford Cases Received	378,646	378,387	0.1%	767,247	763,906	0.4%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and six months ended June 30, 2026:

		Three Months Ended
		June 30, 2026		June 30, 2025
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$183,488	57.1%	$190,658	59.0%
U.K.	GBP	43,021	13.4%	44,322	13.7%
Canada	CAD	23,737	7.4%	23,269	7.2%
Australia	AUD	25,384	7.9%	21,607	6.7%
Europe	EUR	18,411	5.7%	16,750	5.2%
Rest of World		27,398	8.5%	26,391	8.2%
Total Revenues, before reimbursements		$321,439		$322,997

		Six Months Ended
		June 30, 2026		June 30, 2025
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$361,131	57.2%	$376,520	59.3%
U.K.	GBP	86,184	13.7%	88,664	14.0%
Canada	CAD	47,469	7.5%	45,045	7.1%
Australia	AUD	46,129	7.3%	40,655	6.4%
Europe	EUR	35,890	5.7%	32,674	5.1%
Rest of World		54,161	8.6%	51,471	8.1%
Total Revenues, before reimbursements		$630,964		$635,029

Costs of services provided, before reimbursements, increased $1.7 million, or 0.8%, for the three months ended June 30, 2026 and increased $1.2 million, or 0.3%, for the six months ended June 30, 2026, as compared to the 2025 periods. As a percentage of revenues before reimbursements, costs of services decreased consistent with the decrease in revenues.

Selling, general, and administrative ("SG&A") expenses decreased $8.7 million, or (11.1)%, in the three months ended June 30, 2026 and $7.1 million, or (4.7)%, for the six months ended June 30, 2026 as compared with the 2025 periods. The decrease was primarily due to a $3.1 million one-time indirect tax expense in the 2025 second quarter and lower compensation costs, partially offset by a $2.3 million software impairment charge.

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

We believe operating earnings is a measure that is useful for others to evaluate segment operating performance using the same criteria used by our senior management and CODM. Segment operating earnings represents segment earnings, including the direct and indirect costs of certain administrative functions required to operate our business, but excludes unallocated corporate and shared costs and credits, net corporate interest expense, stock option expense, amortization of acquisition-related intangible assets, contingent earnout adjustments, non-service pension costs, income taxes, loss on disposal of businesses, net, software impairment, and net (income) loss attributable to noncontrolling interests.

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

Operating results for our U.S. Property & Casualty, Broadspire, and International Operations segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were follows:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
U.S. Property & Casualty	$74,065	$82,500	$146,950	$164,690
Broadspire	109,423	108,158	214,181	211,830
International Operations	137,951	132,339	269,833	258,509
Total Revenues before reimbursements	321,439	322,997	630,964	635,029
Reimbursements	8,585	11,598	19,186	22,905
Total Revenues	$330,024	$334,595	$650,150	$657,934
Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Property & Casualty	$45,349	$51,000	$90,982	$101,788
% of related revenues before reimbursements	61.2%	61.8%	61.9%	61.8%
Broadspire	60,567	60,694	120,948	119,037
% of related revenues before reimbursements	55.4%	56.1%	56.5%	56.2%
International Operations	88,971	88,165	179,328	174,632
% of related revenues before reimbursements	64.5%	66.6%	66.5%	67.6%
Total	$194,887	$199,859	$391,258	$395,457
% of Revenues before reimbursements	60.6%	61.9%	62.0%	62.3%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Property & Casualty	$21,561	$24,049	$41,197	$45,671
% of related revenues before reimbursements	29.1%	29.2%	28.0%	27.7%
Broadspire	33,126	33,262	66,647	66,614
% of related revenues before reimbursements	30.3%	30.8%	31.1%	31.4%
International Operations	38,118	36,843	75,646	74,326
% of related revenues before reimbursements	27.6%	27.8%	28.0%	28.8%
Total before reimbursements	92,805	94,154	183,490	186,611
% of Revenues before reimbursements	28.9%	29.2%	29.1%	29.4%
Reimbursements	8,585	11,598	19,186	22,905
Total	$101,390	$105,752	$202,676	$209,516
% of Revenues	31.5%	32.7%	31.2%	31.8%
Segment Operating Earnings:
U.S. Property & Casualty	$7,155	$7,451	$14,771	$17,231
% of related revenues before reimbursements	9.7%	9.0%	10.1%	10.5%
Broadspire	15,730	14,202	26,586	26,179
% of related revenues before reimbursements	14.4%	13.1%	12.4%	12.4%
International Operations	10,862	7,331	14,859	9,551
% of related revenues before reimbursements	7.9%	5.5%	5.5%	3.7%
(Deduct) Add:
Unallocated corporate and shared costs, net	(4,302)	(6,988)	(13,073)	(13,121)
Net corporate interest expense	(2,852)	(3,858)	(5,497)	(7,802)
Stock option expense	(114)	(214)	(300)	(398)
Amortization of acquisition-related intangible assets	(1,782)	(1,825)	(3,566)	(3,625)
Non-service pension costs	(1,462)	(2,354)	(3,438)	(4,687)
Loss on disposition of businesses, net	(1,285)	—	(1,285)	—
Software impairment	(2,294)	—	(2,294)	—
Contingent earnout adjustments	—	(80)	180	(443)
Income before income taxes	19,656	13,665	26,943	22,885
Provision for income taxes	(6,235)	(5,845)	(8,610)	(8,325)
Net income	13,421	7,820	18,333	14,560
Net loss (income) attributable to noncontrolling interests	27	(38)	20	(94)
Net income attributable to shareholders of Crawford & Company	$13,448	$7,782	$18,353	$14,466

U.S. PROPERTY & CASUALTY SEGMENT

Operating earnings in our U.S. Property & Casualty segment totaled $7.2 million, or 9.7% of revenues before reimbursements, for the three months ended June 30, 2026, compared with 2025 operating earnings of $7.5 million, or 9.0% of revenues before reimbursements. For the six months ended June 30, 2026, our U.S. Property & Casualty segment reported operating earnings of $14.8 million, or 10.1% of revenues before reimbursements, compared with 2025 operating earnings of $17.2 million, or 10.5% of revenues before reimbursements. The decrease in operating earnings in the three and six months ended June 30, 2026 as compared to the prior year periods was driven by a decline in revenues within the Catastrophe Services and Contractor Connection service lines, offsetting benefits from reduced centralized indirect support costs.

Excluding centralized indirect support costs, gross profit decreased from $21.3 million, or 25.8% of revenues before reimbursements in 2025, to $19.2 million, or 25.9% of revenues before reimbursements, in the three months ended June 30, 2026. For the six months ended June 30, 2026, gross profit decreased from $44.4 million or 26.9% of revenues before reimbursements in 2025 to $39.8 million, or 27.1% of revenues before reimbursements, primarily due to revenue declines within the Catastrophe Services and Contractor Connection service lines.

Operating results for our U.S. Property & Casualty segment, including gross profit, for the three and six months ended June 30, 2026 and 2025 were as follows:

	In thousands (except percentages)
Three Months Ended June 30,	2026	2025	Variance
Revenues	$74,065	$82,500	(10.2)%
Direct expenses	54,872	61,229	(10.4)%
Gross profit	19,193	21,271	(9.8)%
Indirect expenses	12,038	13,820	(12.9)%
Total U.S. Property & Casualty Operating Earnings	$7,155	$7,451	(4.0)%

Gross profit margin	25.9%	25.8%	0.1%
Operating margin	9.7%	9.0%	0.7%

	In thousands (except percentages)
Six Months Ended June 30,	2026	2025	Variance
Revenues	$146,950	$164,690	(10.8)%
Direct expenses	107,150	120,324	(10.9)%
Gross profit	39,800	44,366	(10.3)%
Indirect expenses	25,029	27,135	(7.8)%
Total U.S. Property & Casualty Operating Earnings	$14,771	$17,231	(14.3)%

Gross profit margin	27.1%	26.9%	0.2%
Operating margin	10.1%	10.5%	(0.4)%

Revenues before Reimbursements

U.S. Property & Casualty segment revenues are primarily derived from the property and casualty insurance company markets within the U.S. Revenues before reimbursements by service line for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2026	June 30, 2025	Variance
Global Technical Services	$26,770	$26,481	1.1%
Claims Solutions	28,620	28,324	1.0%
Contractor Connection	16,155	18,480	(12.6)%
Catastrophe Services	2,520	9,215	(72.7)%
Total U.S. Property & Casualty Revenues before Reimbursements	$74,065	$82,500	(10.2)%

	Six Months Ended
(in thousands, except percentages)	June 30, 2026	June 30, 2025	Variance
Global Technical Services	$53,339	$53,257	0.2%
Claims Solutions	57,248	59,512	(3.8)%
Contractor Connection	31,096	35,381	(12.1)%
Catastrophe Services	5,267	16,540	(68.2)%
Total U.S. Property & Casualty Revenues before Reimbursements	$146,950	$164,690	(10.8)%

Revenues before reimbursements from our U.S. Property & Casualty segment totaled $74.1 million in the three months ended June 30, 2026, compared with $82.5 million in the 2025 period. This decrease was primarily driven by a continued decrease in weather-driven services within our Catastrophe Services and Contractor Connection businesses. There was a decrease in segment unit volume, measured principally by cases received, of (16.5)% for the three months ended June 30, 2026, compared with the 2025 period. This includes a decrease in low value inspection services cases, of 4,150 or (4.5)%. The decrease in revenues in our Catastrophe Services business of $(5.4) million, or (6.6)%, for which there are minimal cases, is primarily due to a continued decrease in staff augmentation and weather-driven services. During the second quarter of 2025, there was an increase in complex claims of 2,250, or 2.4%, within Global Technical Services for which revenue is expected to be recognized in future periods. Changes in product mix and in the rates charged for those services accounted for a 6.0% revenue increase for the three months ended June 30, 2026 compared with the same period in 2025.

Revenues before reimbursements from our U.S. Property & Casualty segment totaled $147.0 million in the six months ended June 30, 2026, compared with $164.7 million in the 2025 period. This decrease was primarily driven by a continued decrease in weather-driven services within our Catastrophe Services, Claims Solutions, and Contractor Connection businesses. There was a decrease in segment unit volume, measured principally by cases received, of (16.7)% for the six months ended June 30, 2026, compared with the 2025 period. This includes a decrease in low value inspection services cases, of 14,900 or (7.8)%. The decrease in revenues in our Catastrophe Services business of $(9.4) million, or (5.7)%, for which there are minimal cases, is primarily due to a continued decrease in staff augmentation and weather-driven services. During the first two quarters of 2025, there was an increase in complex claims of 2,550, or 1.3%, within Global Technical Services for which revenue is expected to be recognized in future periods. Changes in product mix and in the rates charged for those services accounted for a 2.5% revenue increase for the six months ended June 30, 2026 compared with the same period in 2025.

Revenue variance components for our U.S. Property & Casualty segment, for the three and six months ended June 30, 2026 are summarized as follows:

2026 Period compared to 2025 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Decrease in cases received	(16.5)%	(16.7)%
Decrease in low value inspection services cases	4.5%	7.8%
Decrease in complex claims within U.S. Global Technical Services with revenues recognized in future quarters	2.4%	1.3%
Decrease in revenues from catastrophe related activity with no related cases	(6.6)%	(5.7)%
Change in product mix and rates	6.0%	2.5%
Decrease in Revenues before Reimbursements	(10.2)%	(10.8)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our U.S. Property & Casualty segment, which are included in total Company revenues, were $1.6 million and $1.8 million for each of the three months ended June 30, 2026 and 2025, respectively. Reimbursements were $3.4 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively.

Case Volume Analysis

U.S. Property & Casualty segment unit volumes by service line, measured by cases received, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2026	June 30, 2025	Variance	June 30, 2026	June 30, 2025	Variance
Global Technical Services	6,359	11,308	(43.8)%	13,888	19,988	(30.5)%
Claims Solutions	45,525	48,245	(5.6)%	90,614	105,171	(13.8)%
Contractor Connection	24,957	28,190	(11.5)%	52,540	55,655	(5.6)%
Catastrophe Services	654	5,067	(87.1)%	1,554	9,620	(83.8)%
Total U.S. Property & Casualty Cases Received	77,495	92,810	(16.5)%	158,596	190,434	(16.7)%

Overall, there was a decrease in cases of (16.5)% in the three months ended June 30, 2026, compared to the same period in 2025. Global Technical Services declined primarily due to 2,250 cases received in the prior year for a specific complex event and a decrease in claim referrals from specialized programs. The decrease in Claims Solutions volumes in the 2026 second quarter was primarily due to the decrease in low value inspection services of 4,150 cases. There were decreases in Contractor Connection and Catastrophe Services in the 2026 second quarter primarily due to less weather-driven activity, as compared with the 2025 period.

There was a decrease in cases of (16.7)% for the six months ended June 30, 2026, compared to the same period in 2025. Global Technical Services declined primarily due to 2,550 cases received in the prior year for a specific complex event and a decrease in claim referrals from specialized programs. The decrease in Claims Solutions volumes in the 2026 second quarter was primarily due to the decrease in low value inspection services of 14,900 cases. There were decreases in Contractor Connection and Catastrophe Services for the six months ended June 30, 2026 primarily due to less weather-driven activity, as compared with the 2025 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 61.2% for the three months ended June 30, 2026 compared with 61.8% for the 2025 period. For the six months ended June 30, 2026, these expenses were 61.9% compared with 61.8% for the 2025 period. The total dollar amount of these expenses decreased to $45.3 million for the three months ended June 30, 2026 from $51.0 million for the comparable 2025 period, and were $91.0 million for the six months ended June 30, 2026, decreasing from $101.8 million in 2025. The decreases were primarily in line with the reduction of revenues, driven by the reduction of costs associated with Catastrophe Services, as well as a reduction of claims within Claims Solution and Global Technical Services for each of the periods presented. There was an average of 1,631 full-time equivalent employees in this segment in the six months ended June 30, 2026 compared with an average of 1,817 in the 2025 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

U.S. Property & Casualty expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $21.6 million for the three months ended June 30, 2026 compared with $24.0 million for the 2025 period. As a percentage of revenues before reimbursements, these expenses were 29.1% for the three months ended June 30, 2026 compared with 29.2% for the 2025 period. For the six months ended June 30, 2026, these expenses were $41.2 million, compared with $45.7 million for the 2025 period. As a percentage of revenues before reimbursements, these expenses were 28.0% for the six months ended June 30, 2026 compared with 27.7% for the 2025 period. The decrease in expenses for the three and six months ended June 30, 2026 as compared to the prior year periods was due to reductions in software amortization and centralized indirect support costs.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $15.7 million, or 14.4% of revenues before reimbursements, for the three months ended June 30, 2026 as compared with $14.2 million, or 13.1% of revenues before reimbursements, for the second quarter of 2025. For the six months ended June 30, 2026, our Broadspire segment reported operating earnings $26.6 million, or 12.4% of revenues before reimbursements, compared with 2025 operating earnings of $26.2 million, or 12.4% of revenue before reimbursements. The increase in the 2026 second quarter operating earnings and year-to-date periods was due to growth in disability claim and medical management revenues along with a decline in centralized indirect support expenses.

Excluding centralized indirect support costs, second quarter gross profit increased from $34.2 million, or 31.6% of revenues before reimbursements, in 2025 to $35.1 million, or 32.1% of revenues before reimbursements in 2026. For the six months ended June 30, 2026, gross profit decreased from $66.8 million, or 31.5% of revenues before reimbursements in 2025, to $66.5 million, or 31.0% of revenues before reimbursements. The increase for the 2026 second quarter was due to growth in disability claims and medical management revenues. The slight decrease for the year-to-date period was due to an increase in software amortization.

Operating results for our Broadspire segment, including gross profit, for the three and six months ended June 30, 2026 and 2025 were as follows:

	In thousands (except percentages)
Three Months Ended June 30,	2026	2025	Variance
Revenues	$109,423	$108,158	1.2%
Direct expenses	74,295	73,996	0.4%
Gross profit	35,128	34,162	2.8%
Indirect expenses	19,398	19,960	(2.8)%
Total Broadspire Operating Earnings	$15,730	$14,202	10.8%

Gross profit margin	32.1%	31.6%	0.5%
Operating margin	14.4%	13.1%	1.3%

	In thousands (except percentages)
Six Months Ended June 30,	2026	2025	Variance
Revenues	$214,181	$211,830	1.1%
Direct expenses	147,701	145,023	1.8%
Gross profit	66,480	66,807	(0.5)%
Indirect expenses	39,894	40,628	(1.8)%
Total Broadspire Operating Earnings	$26,586	$26,179	1.6%

Gross profit margin	31.0%	31.5%	(0.5)%
Operating margin	12.4%	12.4%	—

Revenues before Reimbursements

Broadspire revenues are derived from the property, casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 30, 2026	June 30, 2025	Variance
Claims Management	$52,967	$51,991	1.9%
Medical Management	49,465	48,626	1.7%
Subrogation	6,991	7,541	(7.3)%
Total Broadspire Revenues before Reimbursements	$109,423	$108,158	1.2%

	Six Months Ended
(in thousands, except percentages)	June 30, 2026	June 30, 2025	Variance
Claims Management	$103,371	$101,645	1.7%
Medical Management	96,844	95,356	1.6%
Subrogation	13,966	14,829	(5.8)%
Total Broadspire Revenues before Reimbursements	$214,181	$211,830	1.1%

Revenues before reimbursements from our Broadspire segment totaled $109.4 million in the three months ended June 30, 2026 compared with $108.2 million in the 2025 period. This increase was primarily due to an increase in cases in the Claims Management and Medical Management service lines. There was a slight decrease in segment unit volume, measured principally by cases received, of (0.1)% for the three months ended June 30, 2026 compared with the same period of 2025. There was an increase of high-frequency, low-severity claims within our Claims Management service line of 6,300, or 4.2%, primarily related to new disability clients. Revenues were negatively impacted by a $(1.1) million decrease in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (1.0)% decrease in revenues. There was also a $1.4 million increase in revenues within our Medical Management service line for which no cases are received, or a 1.3% increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 5.2% revenue increase for the 2026 second quarter compared with the 2025 period.

For the six months ended June 30, 2026, revenues before reimbursements from our Broadspire segment totaled $214.2 million compared with $211.8 million in the 2025 period. This increase was primarily due to an increase in cases in the Claims Management and Medical Management service lines. There was an increase in segment unit volume, measured principally by cases received, of 4.2% for the six months ended June 30, 2026 compared with the same period of 2025. This was primarily due to an increase of high-frequency, low-severity claims within our Claims Management service line of 21,200, or 7.1%, primarily related to new disability clients. Revenues were negatively impacted by a $(2.1) million decrease in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (1.0)% decrease in revenues. There was also a $1.7 million increase in revenues within our Medical Management service line for which no cases are received, or a 0.8% increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 4.2% revenue increase for the six months ended June 30, 2026 compared with the 2025 period.

Revenue variance components for our Broadspire segment, for the three and six months ended June 30, 2026 are summarized as follows:

2026 Period compared to 2025 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Decrease) increase in cases received	(0.1)%	4.2%
Decrease in claims management revenues with no cases received	(1.0)%	(1.0)%
Increase in medical management revenues with no cases received	1.3%	0.8%
Increase in high-frequency, low-severity disability cases received	(4.2)%	(7.1)%
Change in product mix and rates	5.2%	4.2%
Increase in Revenues before Reimbursements	1.2%	1.1%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.7 million for each of the three months ended June 30, 2026 and 2025. Reimbursements were $1.4 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2026	June 30, 2025	Variance	June 30, 2026	June 30, 2025	Variance
Claims Management	102,376	99,171	3.2%	210,708	198,422	6.2%
Medical Management	39,879	41,449	(3.8)%	83,202	79,661	4.4%
Subrogation	7,478	9,284	(19.5)%	15,468	18,752	(17.5)%
Total Broadspire Cases Received	149,733	149,904	(0.1)%	309,378	296,835	4.2%

Overall case volumes decreased (0.1)% for the three months ended June 30, 2026 due primarily to a decline in Subrogation cases due to the loss of a customer, a reduction in utilization management claims within Medical Management, and decreased casualty claims within our Claims Management service line, offset by increases in new disability clients within our Claims Management service line.

There was an increase in cases of 4.2% in the six months ended June 30, 2026, compared to the same period in 2025, due primarily to increases in new disability clients within our Claims Management service line, partially offset by a decline in Subrogation cases due to the loss of a customer and decreased casualty claims within our Claims Management service line.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. These expenses totaled $60.6 million for the three months ended June 30, 2026, compared to $60.7 million for the 2025 period. As a percent of the related revenues before reimbursements, these expenses decreased from 56.1% in the 2025 second quarter to 55.4% in the 2026 second quarter. For the six months ended June 30, 2026, these expenses totaled $120.9 million, compared to $119.0 million in 2025. For the six months ended June 30, 2026, these expenses, as a percent of the related revenues before reimbursements, increased from 56.2% for the six months ended June 30, 2025 to 56.5% for the 2026 period. The increase in costs as a percentage of revenues before reimbursements for the 2026 three and six month periods was primarily due to increased employees and average wages related to the increase in revenues, as well as product mix changes. Average full-time equivalent employees in this segment totaled 2,931 in the six months ended June 30, 2026, compared with 2,860 in the 2025 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements decreased slightly to 30.3% for the three months ended June 30, 2026, from 30.8% in the 2025 period. The amount of these expenses decreased slightly from $33.3 million for the three months ended June 30, 2025 to $33.1 million in 2026. These expenses were $66.6 million for each of the six months ended June 30, 2026 and 2025. As a percentage of revenues before reimbursements, these expenses were 31.1% for the six months ended June 30, 2026, compared with 31.4% for the 2025 period. The slight decrease in the 2026 three and six months ended June 30, 2026 expenses as a percentage of revenues before reimbursements was due to improved operating leverage and lower centralized indirect support costs.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $10.9 million, or 7.9% of revenues before reimbursements, for the three months ended June 30, 2026, compared with $7.3 million, or 5.5% of revenues before reimbursements, in the 2025 period. For the six months ended June 30, 2026, our International Operations segment reported operating earnings of $14.9 million, or 5.5% of revenues before reimbursements, compared with operating earnings of $9.6 million, or 3.7% of revenues before reimbursements in 2025. The increase in operating earnings in the three months ended June 30, 2026 as compared to 2025 was primarily due to improved operating results in Canada, Australia and Asia, partially offset by a reduction in operating earnings within the U.K. and Europe. The increase in operating earnings for the six months ended June 30, 2026 as compared to 2025 was primarily due to improved operating results in Canada, Australia, and Asia, partially offset by a reduction in operating earnings within the U.K., Europe, and Latin America.

Excluding centralized indirect support costs, gross profit increased slightly from $27.0 million, or 20.4% of revenues before reimbursements in 2025, to $30.9 million, or 22.4% of revenues before reimbursements, in the three months ended June 30, 2026. For the six months ended June 30, 2026, gross profit increased from $49.3 million, or 19.1% of revenues before reimbursements in 2025, to $53.4 million, or 19.8% of revenues before reimbursements. The increase in gross profit in the three months ended June 30, 2026 as compared to 2025 was primarily due to improved operating results in Canada, Australia and Asia, partially offset by a reduction in operating earnings within the U.K. and Europe. The increase in gross profit for the six months ended June 30, 2026 as compared to 2025 was primarily due to improved operating results in Canada, Australia, and Asia, partially offset by a reduction in earnings within the U.K., Europe, and Latin America.

Operating results for our International Operations segment, including gross profit, for the three and six months ended June 30, 2026 and 2025 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for June 30. 2025
Three Months Ended June 30,	2026	2025	Variance	2026	Variance
Revenues	$137,951	$132,339	4.2%	$130,255	(1.6)%
Direct expenses	107,040	105,364	1.6%	101,326	(3.8)%
Gross profit	30,911	26,975	14.6%	28,929	7.2%
Indirect expenses	20,049	19,644	2.1%	18,951	(3.5)%
Total International Operations Operating Earnings	$10,862	$7,331	48.2%	$9,978	36.1%

Gross profit margin	22.4%	20.4%	2.0%	22.2%	1.8%
Operating margin	7.9%	5.5%	2.4%	7.7%	2.2%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for June 30. 2025
Six Months Ended June 30,	2026	2025	Variance	2026	Variance
Revenues	$269,833	$258,509	4.4%	$254,300	(1.6)%
Direct expenses	216,412	209,216	3.4%	204,144	(2.4)%
Gross profit	53,421	49,293	8.4%	50,156	1.8%
Indirect expenses	38,562	39,742	(3.0)%	36,298	(8.7)%
Total International Operations Operating Earnings	$14,859	$9,551	55.6%	$13,858	45.1%

Gross profit margin	19.8%	19.1%	0.7%	19.7%	0.6%
Operating margin	5.5%	3.7%	1.8%	5.4%	1.7%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K, Europe, Australia, Canada, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for June 30. 2025
(in thousands, except percentages)	June 30, 2026	June 30, 2025	Variance	June 30, 2026	Variance
U.K.	$43,021	$44,322	(2.9)%	$41,079	(7.3)%
Europe	29,676	27,369	8.4%	27,375	0.0%
Australia	25,384	21,607	17.5%	22,686	5.0%
Canada	23,737	23,269	2.0%	23,742	2.0%
Asia	8,252	7,236	14.0%	7,981	10.3%
Latin America	7,881	8,536	(7.7)%	7,392	(13.4)%
Total International Operations Revenues before Reimbursements	$137,951	$132,339	4.2%	$130,255	(1.6)%

	Six Months Ended
	Based on actual exchange rates			Based on exchange rates for June 30. 2025
(in thousands, except percentages)	June 30, 2026	June 30, 2025	Variance	June 30, 2026	Variance
U.K.	$86,184	$88,664	(2.8)%	$81,718	(7.8)%
Europe	56,955	53,553	6.4%	52,108	(2.7)%
Australia	46,129	40,655	13.5%	42,550	4.7%
Canada	47,469	45,045	5.4%	46,419	3.1%
Asia	17,373	13,403	29.6%	16,725	24.8%
Latin America	15,723	17,189	(8.5)%	14,780	(14.0)%
Total International Operations Revenues before Reimbursements	$269,833	$258,509	4.4%	$254,300	(1.6)%

Revenues before reimbursements from our International Operations segment totaled $138.0 million in the three months ended June 30, 2026, compared with $132.3 million in the 2025 period. The change in exchange rates increased our International Operations segment revenues by approximately 5.8%, or $7.7 million, for the three months ended June 30, 2026 as compared with the 2025 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $130.3 million for the three months ended June 30, 2026. There was an increase in segment unit volume, measured principally by cases received, of 11.6% for the three months ended June 30, 2026, compared with the 2025 period. There was a net increase in high-frequency, low-severity cases of 17,900, or 13.2%, primarily in Spain, Canada, and the Netherlands, partially offset by a decreases in Germany and Brazil. In addition, revenues decreased by $(4.2) million or (3.2)% in the current year due to the disposition of Crawford Legal Services businesses. In Australia, storm related cases recorded in the prior year second quarter with revenues recorded in future periods decreased by 6,000, or (4.4)%. Changes in product mix and in the rates charged for those services accounted for a (1.2)% revenue decrease for the three months ended June 30, 2026 compared with the same period in 2025.

Revenues before reimbursements from our International Operations segment totaled $269.8 million in the six months ended June 30, 2026, compared with $258.5 million in the 2025 period. The change in exchange rates increased our International Operations segment revenues by approximately 6.0%, or $15.5 million, for the six months ended June 30, 2026 as compared with the 2025 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $254.3 million for the six months ended June 30, 2026. There was an increase in segment unit volume, measured principally by cases received, of 8.2% for the six months ended June 30, 2026, compared with the 2025 period. There was a net increase in high-frequency, low-severity cases of 21,400, or 7.7%, primarily in Spain, Canada, Finland and the Netherlands, partially offset by a decreases in Germany and Brazil. In addition, revenues decreased by $(7.4) million or (2.9)% in the current year due to the disposition of Crawford Legal Services businesses. In Australia, storm related cases recorded in the prior year second quarter with revenues recorded in future periods decreased by 6,000, or (2.2)%. Changes in product mix and in the rates charged for those services accounted for a (1.4)% revenue decrease for the six months ended June 30, 2026 compared with the same period in 2025.

Excluding the impact of foreign currencies, revenues decreased in the U.K. for the three and six month periods due to a reduction in higher-value third-party administration claims as well as a reduction in legal services. There was an increase in revenues in Europe in the 2026 periods, compared with 2025, due to new clients in Spain, Norway, and the Netherlands, partially offset by a reduction in flood related revenues in the Middle East. There was an increase in Australia in the three and six months ended June 30, 2026, compared with the prior year periods, due to increased weather-related activity, partially offset by the sale of the legal services division. Canada increased in each period due to a new client in third-party administration. There was an increase in revenues in Asia for the three and six month periods, compared with 2025, due to earthquakes in Thailand in 2025 that continue to generate revenues in the current year, as well as improved results in Malaysia. The decrease in revenues in Latin America in the 2026 periods was primarily driven by a reduction in weather-related cases in Chile.

Revenue variance components for our International Operations segment, for the three and six months ended June 30, 2026 are summarized as follows:

2026 Period compared to 2025 Period Ending:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Increase in cases received	11.6%	8.2%
Increase due to foreign currency exchange rates	5.8%	6.0%
Change in high-frequency, low-severity cases received, primarily within Spain, Brazil, and Canada	(13.2)%	(7.7)%
Storm related cases received in Australia in the second quarter of 2025 with revenue recognized in later periods	4.4%	2.2%
Reduction in revenues related to disposition of Crawford Legal Services businesses	(3.2)%	(2.9)%
Change in product mix and rates	(1.2)%	(1.4)%
Increase in Revenues before Reimbursements	4.2%	4.4%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $6.3 million and $9.1 million for the three months ended June 30, 2026 and 2025, respectively. Reimbursements were $14.7 million and $17.8 million for the six months ended June 30, 2026 and 2025, respectively.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended			Six Months Ended
(whole numbers, except percentages)	June 30, 2026	June 30, 2025	Variance	June 30, 2026	June 30, 2025	Variance
U.K.	26,824	27,691	(3.1)%	56,139	58,772	(4.5)%
Europe	65,972	45,597	44.7%	125,230	92,760	35.0%
Australia	11,512	13,979	(17.6)%	23,116	22,475	2.9%
Canada	27,226	25,094	8.5%	53,215	48,753	9.2%
Asia	6,741	8,083	(16.6)%	15,290	15,180	0.7%
Latin America	13,143	15,229	(13.7)%	26,283	38,697	(32.1)%
Total International Operations Cases Received	151,418	135,673	11.6%	299,273	276,637	8.2%

Overall, there was an increase in cases received of 11.6% for the three months ended June 30, 2026, compared with the 2025 period. The increases were primarily related to high-frequency, low-severity cases within Europe, where Spain had an increase of 16,000 cases and the Netherlands increased by 3,000 cases. In addition, Canada volume improved due to the addition of a new client with high-frequency, low-severity cases. Australia had a decrease in claims primarily due to 6,000 storm claims added in the prior year second quarter, offset by additions related to 2026 weather-related activity. U.K had a decline in third-party administration cases. Latin America also had decreased cases due to a reduction in high-frequency, low-value cases received in Brazil of 2,000 cases.

There was an increase in cases received of 8.2% for the six months ended June 30, 2026, compared with the 2025 period. The increases were primarily related to high-frequency, low-severity cases within Europe, where Spain had an increase of 26,000 cases. In addition, Canada volume improved due to the addition of a new client with high-frequency, low-severity cases. Australia had an increase in claims due to an increase in weather-related activity, partially offset by 6,000 storm claims added in the prior year second quarter. U.K had a decline in third-party administration cases. Latin America also had decreased cases due to a reduction in high-frequency, low-value cases received in Brazil of 10,100 cases.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 64.5% and 66.6% for the three months ended June 30, 2026 and 2025, respectively. The total dollar amount of these expenses was $89.0 million for the three months ended June 30, 2026, compared to $88.2 million for the 2025 period. The fluctuation in exchange rates resulted in an increase to these expenses by $4.9 million. The decrease as a percentage of revenues before reimbursements was due to lower administrative compensation costs and non-employee labor within the region. For the six months ended June 30, 2026, these expenses were 66.5%, compared with 67.6% in 2025, and were $179.3 million for the six months ended June 30, 2026 compared to $174.6 million in 2025. The fluctuation in exchange rates resulted in an increase to these expenses by $10.3 million. The decrease as a percentage of revenues before reimbursements was due to lower administrative compensation costs and non-employee labor within the region. There was an average of 4,195 full-time equivalent employees in this segment in the six months ended June 30, 2026, compared with an average of 4,418 in the comparable 2025 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $38.1 million for the three months ended June 30, 2026 compared to $36.8 million for the 2025 period. As a percentage of revenues before reimbursements, these expenses were 27.6% for the three months ended June 30, 2026 compared with 27.8% for the 2025 period. For the six months ended June 30, 2026, these expenses were $75.6 million, compared with $74.3 million for the 2025 period. As a percentage of revenues before reimbursements, these expenses were 28.0% for the six months ended June 30, 2026, compared with 28.8% for the 2025 period. The increase in expenses for the three months ended June 30, 2026 as compared to the 2025 period was due to increased professional fees and increased centralized indirect support costs. The increase in expenses for the six months ended June 30, 2026 as compared to the prior period was due to the increased professional fees, an increase in self-insurance costs, partially offset by a reduction in centralized indirect support costs. There was a decrease in the expense as a percentage of revenues before reimbursements for the 2026 periods as compared to 2025 due to the increased revenues of the segment.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, changes in permanent reinvestment assertions, and changes in unrecognized tax benefits. We estimate that our effective income tax rate for 2026 will be approximately 33% to 35% after considering known discrete items as of June 30, 2026.

The provision for income taxes on consolidated income before income tax totaled $6.2 million and $5.8 million for the three months ended June 30, 2026 and 2025, respectively. The overall effective tax rate decreased to 31.7% for the three months ended June 30, 2026 compared with 42.8% for the 2025 period primarily due to a one-time expense of $1.3 million relating to administrative guidance issued by a foreign tax authority in 2025.

The provision for income taxes on consolidated income before income tax totaled $8.6 million and $8.3 million for the six months ended June 30, 2026 and 2025, respectively. The overall effective tax rate decreased to 32.0% for the six months ended June 30, 2026 compared with 36.4% for the 2025 period primarily due to a one-time expense of $1.3 million relating to administrative guidance issued by a foreign tax authority in 2025.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $3.6 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively. Interest income was $0.8 million for each of the three months ended June 30, 2026 and 2025. Corporate interest expense totaled $7.0 million and $9.4 million for the six months ended June 30, 2026 and 2025, respectively. Interest income was $1.5 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. Stock option expense totaled $0.3 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.8 million for each of the three months ended June 30, 2026 and 2025. Amortization expense associated with these intangible assets totaled $3.6 million for each of the six months ended June 30, 2026 and 2025. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and six months ended June 30, 2026 and 2025, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $4.3 million and $7.0 million for the three months ended June 30, 2026 and 2025, respectively. Unallocated corporate and shared costs were $13.1 million for both six month periods ended June 30, 2026 and 2025. The decrease in the 2026 second quarter was primarily due a one-time $3.1 million indirect tax expense incurred in the 2025 second quarter.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. There was no adjustment for the three months ended June 30, 2026, and a benefit of $0.2 million for the six months ended June 30, 2026, compared to expenses of $0.1 million and $0.4 million for the three and six months ended June 30, 2025. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Costs

Non-service pension costs totaled $2.0 million and $3.4 million for the three and six months ended June 30, 2026, compared to $2.4 million and $4.7 million for the three and six months ended June 30, 2025. Non-service pension costs represent the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At June 30, 2026, our working capital balance (current assets less current liabilities) was approximately $57.4 million, an increase of $14.6 million from the working capital balance at December 31, 2025. Our cash and cash equivalents were $69.4 million at June 30, 2026, compared with $64.1 million at December 31, 2025.

Cash and cash equivalents as of June 30, 2026 consisted of $26.5 million held in the U.S. and $42.9 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to earnings that were not permanently reinvested. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $23.1 million for the six months ended June 30, 2026, compared with $21.1 million provided by operating activities in the 2025 period. The increase in cash provided was primarily driven by higher earnings compared to prior year.

Cash Used in Investing Activities

Cash used in investing activities was $9.7 million for the six months ended June 30, 2026, compared with $18.3 million used in the first six months of 2025. The decrease in cash used in 2026 was due to proceeds from business dispositions and the decreases in capital expenditures in 2026 compared to 2025 .

Cash Used in Financing Activities

Cash used in financing activities was $4.6 million for the six months ended June 30, 2026, compared with $1.1 million of cash used in the 2025 period. During the six months of 2026, there was an increase of $9.0 million in net borrowing from our revolving credit facility, compared with a net increase during the 2025 period of $6.6 million. The increase in borrowing in the 2026 period was primarily related to the increase in payments of our accounts payable and accrued liabilities. We added $3.8 million of fiduciary liabilities, due to the timing of fund transfers. We repurchased shares for $9.0 million in the 2026 period, compared with no share repurchases made in the 2025 period. We paid $7.3 million in dividends in the six months ended June 30, 2026 compared with $6.9 million in the 2025 period.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Facility with Bank of America (the "Credit Facility"), we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.0 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $280.9 million at June 30, 2026. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $198.1 million as of June 30, 2026 compared with $189.1 million at December 31, 2025.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve month EBITDA, as defined in our Credit Facility. At June 30, 2026, this resulted in total liquidity of $356.6 million.

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

For the six months ended June 30, 2026 we made no contributions to our U.S. defined benefit pension plan and $1.3 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $1.6 million to the U.K. plans for the six months ended June 30, 2025. We expect to make discretionary contributions of $3.0 million to the U.S. Qualified Plan in 2026 to minimize future funding requirements. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the six months ended June 30, 2026, we paid $7.3 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheets as of June 30, 2026, compared with our Condensed Consolidated Balance Sheets as of December 31, 2025 were as follows:

•
Unbilled revenues increased $16.4 million excluding foreign exchange impacts. The increase is primarily attributable to Global Technical Services in the U.S. Property & Casualty segment and Australia and Asia in the International Operations segment.
•
Accounts payable and accrued liabilities decreased $16.9 million excluding foreign currency exchange impacts. The decrease is primarily due to payments for employee incentive compensation earned in 2025.

At June 30, 2026, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's share repurchase authorization, approved on November 4, 2021 by the Company's Board of Directors, provided the Company with the ability to repurchase up to 2,000,000 shares of CRD-A or CRD-B (or a combination of the two) through December 31, 2023 (the "2021 Repurchase Authorization"). On February 10, 2022, the Company’s Board of Directors added 5,000,000 shares to this authorization. On October 30, 2025, the Company's Board of Directors added 2,000,000 shares to this authorization and amended this authorization to allow for repurchases through December 31, 2027. Under the 2021 Repurchase Authorization, repurchases may be made for cash, in the open market or privately negotiated transactions at such times and for such prices as management deems appropriate, subject to applicable contractual and regulatory restrictions. As of June 30, 2026 the Company was authorized to repurchase 1,260,373 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of March 31, 2026				1,594,021
April 1, 2026 - April 30, 2026
CRD-A	117,097	$10.74	117,097
CRD-B	9,179	$10.20	9,179
Totals as of April 30, 2026				1,467,745
May 1, 2026 - May 31, 2026
CRD-A	110,300	$10.26	110,300
CRD-B	17,823	$9.88	17,823
Totals as of May 31, 2026				1,339,622
June 1, 2026 - June 30, 2026
CRD-A	67,866	$10.92	67,866
CRD-B	11,383	$10.55	11,383
Totals as of June 30, 2026	333,648		333,648	1,260,373

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Crawford & Company
(Registrant)

Date:	August 3, 2026	/s/ W. Bruce Swain
W. Bruce Swain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2026	/s/ Holly B. Boudreau
Holly B. Boudreau
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)