Form 10-Q
period 2026-09-30
CRAWFORD & CO
filed 2026-11-02
CIK 25475

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2026

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

Yes ☐ No ☑

The number of shares outstanding of each class of the Registrant's common stock, as of October 26, 2026, was as follows:

Class A Common Stock, $1.00 par value: 28,753,899

Class B Common Stock, $1.00 par value: 18,904,905

CRAWFORD & COMPANY

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2026

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements:	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2026 and 2025	3

	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2026 and 2025	4

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2026 and 2025	5

	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2026 and 2025	8

	Condensed Consolidated Statements of Shareholders' Investment (unaudited) as of and for the three months ended March 31, June 30, and September 30, 2026 and 2025	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

Part II. Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 5.	Other Information	51

Item 6.	Exhibits	51

Signatures		52

Part I — Financial Information

Item 1. Financial Statements

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,
(In thousands, except per share amounts)	2026	2025
Revenues:

Revenues before reimbursements	$321,628	$322,171
Reimbursements	8,279	10,636
Total Revenues	329,907	332,807

Costs and Expenses:

Costs of services provided, before reimbursements	222,981	228,379
Reimbursements	8,279	10,636
Total costs of services	231,260	239,015

Selling, general, and administrative expenses	71,646	69,393

Corporate interest expense, net of interest income of $858 and $801, respectively	2,893	3,788

Total Costs and Expenses	305,799	312,196

Other Loss, net	(1,781)	(2,409)

Income Before Income Taxes	22,327	18,202

Provision for Income Taxes	7,327	5,813

Net Income	15,000	12,389

Net Loss Attributable to Noncontrolling Interests	8	19

Net Income Attributable to Shareholders of Crawford & Company	$15,008	$12,408

Earnings Per Share - Basic:
Class A Common Stock	$0.31	$0.25
Class B Common Stock	$0.31	$0.25

Earnings Per Share - Diluted:
Class A Common Stock	$0.31	$0.25
Class B Common Stock	$0.31	$0.25

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,157	30,428
Class B Common Stock	18,907	19,142

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	29,603	30,925
Class B Common Stock	18,907	19,142

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025
Revenues:

Revenues before reimbursements	$952,592	$957,200
Reimbursements	27,465	33,541
Total Revenues	980,057	990,741

Costs and Expenses:

Costs of services provided, before reimbursements	670,839	674,996
Reimbursements	27,465	33,541
Total costs of services	698,304	708,537

Selling, general, and administrative expenses	217,452	222,317

Corporate interest expense, net of interest income of $2,369 and $2,424, respectively	8,390	11,590

Loss on disposition of businesses, net	1,285	—

Total Costs and Expenses	925,431	942,444

Other Loss, net	(5,356)	(7,210)

Income Before Income Taxes	49,270	41,087

Provision for Income Taxes	15,937	14,138

Net Income	33,333	26,949

Net Loss (Income) Attributable to Noncontrolling Interests	28	(75)

Net Income Attributable to Shareholders of Crawford & Company	$33,361	$26,874

Earnings Per Share - Basic:
Class A Common Stock	$0.69	$0.54
Class B Common Stock	$0.69	$0.54

Earnings Per Share - Diluted:
Class A Common Stock	$0.68	$0.54
Class B Common Stock	$0.68	$0.54

Weighted-Average Shares Used to Compute Basic Earnings Per Share:
Class A Common Stock	29,540	30,303
Class B Common Stock	18,944	19,144

Weighted-Average Shares Used to Compute Diluted Earnings Per Share:
Class A Common Stock	30,018	30,805
Class B Common Stock	18,944	19,144

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

	Three Months Ended September 30,
(In thousands)	2026	2025
Net Income	$15,000	$12,389

Other Comprehensive (Loss) Income:
Net foreign currency translation loss, net of tax of $0 and $0, respectively	(2,550)	(951)

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $584 and $623, respectively	2,439	2,531

Other Comprehensive (Loss) Income	(111)	1,580

Comprehensive Income	14,889	13,969

Comprehensive (income) loss attributable to noncontrolling interests	(19)	41

Comprehensive Income Attributable to Shareholders of Crawford & Company	$14,870	$14,010

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net Income	$33,333	$26,949

Other Comprehensive Income:
Net foreign currency translation gain, net of tax of $0 and $0, respectively	2,986	2,459

Amortization of actuarial losses for retirement plans included in net periodic pension cost, net of tax of $1,757 and $1,870, respectively	7,340	7,552

Other Comprehensive Income	10,326	10,011

Comprehensive Income	43,659	36,960

Comprehensive loss (income) attributable to noncontrolling interests	125	(131)

Comprehensive Income Attributable to Shareholders of Crawford & Company	$43,784	$36,829

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(In thousands)	(Unaudited)	*
ASSETS
Current Assets:
Cash and cash equivalents	$79,032	$64,079
Accounts receivable, less allowance for expected credit losses of $7,675 and $7,244, respectively	124,089	115,661
Unbilled revenues, at estimated billable amounts	135,813	126,960
Income taxes receivable	3,901	4,350
Prepaid expenses and other current assets	37,532	41,362
Total Current Assets	380,367	352,412
Net Property and Equipment	14,832	16,649
Other Assets:
Operating lease right-of-use assets, net	56,634	66,322
Goodwill	76,430	76,569
Intangible assets arising from business acquisitions, net	61,073	66,352
Capitalized software costs, net	110,073	112,812
Deferred income tax assets	22,236	24,684
Other noncurrent assets	47,462	48,500
Total Other Assets	373,908	395,239
TOTAL ASSETS	$769,107	$764,300

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED

	September 30, 2026	December 31, 2025
(In thousands, except par value amounts)	(Unaudited)	*
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term borrowings	$74,500	$38,500
Accounts payable	40,061	39,769
Accrued compensation and related costs	88,780	108,878
Self-insured risks	17,642	19,095
Income taxes payable	5,052	3,874
Operating lease liability	25,534	27,650
Other accrued liabilities	38,040	37,970
Deferred revenues	34,302	33,834
Total Current Liabilities	323,911	309,570
Noncurrent Liabilities:
Long-term debt and finance leases, less current installments	150,573	150,593
Operating lease liability	42,136	53,531
Deferred revenues	24,447	23,259
Accrued pension liabilities	12,760	17,910
Other noncurrent liabilities	31,407	38,005
Total Noncurrent Liabilities	261,323	283,298
Shareholders' Investment:
Class A common stock, $1.00 par value; 50,000 shares authorized; 28,754 and 29,860 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	28,754	29,860
Class B common stock, $1.00 par value; 50,000 shares authorized; 18,905 and 19,014 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	18,905	19,014
Additional paid-in capital	94,056	92,251
Retained earnings	235,342	233,708
Accumulated other comprehensive loss	(191,317)	(201,740)
Shareholders' Investment Attributable to Shareholders of Crawford & Company	185,740	173,093
Noncontrolling interests	(1,867)	(1,661)
Total Shareholders' Investment	183,873	171,432
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$769,107	$764,300

* Derived from the audited Consolidated Balance Sheet

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$33,333	$26,949
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	28,436	29,545
Software impairment	2,294	—
Stock-based compensation	2,302	4,836
Loss on disposal of property and equipment	21	1,021
Loss on disposition of businesses, net	1,285	—
Contingent earnout adjustments	(180)	503
Changes in operating assets and liabilities:
Accounts receivable, net	(9,235)	13,153
Unbilled revenues, net	(12,389)	(3,146)
Accrued or prepaid income taxes	2,487	74
Accounts payable and accrued liabilities	(23,635)	(23,557)
Deferred revenues	1,471	(272)
Accrued retirement costs	(895)	5,098
Prepaid expenses and other operating activities	3,691	(2,489)
Net cash provided by operating activities	28,986	51,715

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(4,063)	(3,765)
Capitalization of computer software costs	(17,507)	(23,821)
Proceeds from settlement of life insurance policies	—	295
Proceeds from business dispositions, net of cash	5,307	2,046
Net cash used in investing activities	(16,263)	(25,245)

Cash Flows from Financing Activities:
Cash dividends paid	(11,118)	(10,639)
Payments related to shares received for withholding taxes under employee stock-based compensation plans	(1,955)	—
Repurchases of common stock	(22,533)	(2,953)
Increases in revolving credit facility borrowings	54,000	54,720
Payments on revolving credit facility borrowings	(18,000)	(55,449)
Payments of contingent consideration on acquisitions	(95)	(1,326)
Increases in fiduciary liabilities	1,574	—
Other financing activities	1,977	1,840
Net cash provided by (used in) financing activities	3,850	(13,807)
Effects of exchange rate changes on cash and cash equivalents	47	123
Increase in Cash, Cash Equivalents, and Restricted Cash	16,620	12,786
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	64,546	56,329
Cash, Cash Equivalents, and Restricted Cash at End of Period	$81,166	$69,115

Supplemental cash flow information:
Income taxes paid	$13,781	$13,304
Interest paid	10,001	13,504

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2026	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2026	$29,860	$19,014	$92,251	$233,708	$(201,740)	$173,093	$(1,661)	$171,432
Net income	—	—	—	4,905	—	4,905	7	4,912
Other comprehensive income (loss)	—	—	—	—	8,124	8,124	(163)	7,961
Cash dividends paid (Class A - $0.075 per share, Class B - $0.075 per share)	—	—	—	(3,663)	—	(3,663)	—	(3,663)
Stock-based compensation	—	—	1,046	—	—	1,046	—	1,046
Repurchases of common stock	(468)	(60)	—	(4,991)	—	(5,519)	—	(5,519)
Shares issued in connection with stock-based compensation plans, net	348	—	(2,060)	—	—	(1,712)	—	(1,712)
Balance at March 31, 2026	$29,740	$18,954	$91,237	$229,959	$(193,616)	$176,274	$(1,817)	$174,457
Net income (loss)	—	—	—	13,448	—	13,448	(27)	13,421
Other comprehensive income	—	—	—	—	2,437	2,437	39	2,476
Cash dividends paid (Class A - $0.075 per share, Class B - $0.075 per share)	—	—	—	(3,648)	—	(3,648)	—	(3,648)
Stock-based compensation	—	—	481	—	—	481	—	481
Repurchases of common stock	(295)	(38)	—	(3,186)	—	(3,519)	—	(3,519)
Shares issued in connection with stock-based compensation plans, net	169	—	762	—	—	931	—	931
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(81)	(81)
Balance at June 30, 2026	$29,614	$18,916	$92,480	$236,573	$(191,179)	$186,404	$(1,886)	$184,518
Net income (loss)	—	—	—	15,008	—	15,008	(8)	15,000
Other comprehensive (loss) income	—	—	—	—	(138)	(138)	27	(111)
Cash dividends paid (Class A - $0.08 per share, Class B - $0.08 per share)	—	—	—	(3,807)	—	(3,807)		(3,807)
Stock-based compensation	—	—	775	—	—	775	—	775
Repurchases of common stock	(1,052)	(11)	—	(12,432)	—	(13,495)	—	(13,495)
Shares issued in connection with stock-based compensation plans, net	192	—	801	—	—	993	—	993
Balance at September 30, 2026	$28,754	$18,905	$94,056	$235,342	$(191,317)	$185,740	$(1,867)	$183,873

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CRAWFORD & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT - CONTINUED

Unaudited

(In thousands, except per share amounts)

	Common Stock				Accumulated	Shareholders' Investment Attributable to
2025	Class A Non-Voting	Class B Voting	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shareholders of Crawford & Company	Noncontrolling Interests	Total Shareholders' Investment
Balance at January 1, 2025	$30,124	$19,145	$87,118	$237,948	$(217,125)	$157,210	$(1,659)	$155,551
Net income	—	—	—	6,684	—	6,684	56	6,740
Other comprehensive income (loss)	—	—	—	—	(1,263)	(1,263)	38	(1,225)
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,455)	—	(3,455)	—	(3,455)
Stock-based compensation	—	—	1,390	—	—	1,390	—	1,390
Shares issued in connection with stock-based compensation plans, net	93	—	(71)	—	—	22	—	22
Balance at March 31, 2025	$30,217	$19,145	$88,437	$241,177	$(218,388)	$160,588	$(1,565)	$159,023
Net income	—	—	—	7,782	—	7,782	38	7,820
Other comprehensive income	—	—	—	—	9,616	9,616	40	9,656
Cash dividends paid (Class A - $0.07 per share, Class B - $0.07 per share)	—	—	—	(3,462)	—	(3,462)	(61)	(3,523)
Stock-based compensation	—	—	1,695	—	—	1,695	—	1,695
Shares issued in connection with stock-based compensation plans, net	98	—	572	—	—	670	—	670
Balance at June 30, 2025	$30,315	$19,145	$90,704	$245,497	$(208,772)	$176,889	$(1,548)	$175,341
Net income (loss)	—	—	—	12,408	—	12,408	(19)	12,389
Other comprehensive income (loss)	—	—	—	—	1,602	1,602	(22)	1,580
Cash dividends paid (Class A - $0.075 per share, Class B - $0.075 per share)	—	—	—	(3,722)	—	(3,722)	—	(3,722)
Stock-based compensation	—	—	1,751	—	—	1,751	(48)	1,703
Repurchases of common stock	(263)	(13)	—	(2,677)	—	(2,953)	—	(2,953)
Shares issued in connection with stock-based compensation plans, net	186	—	1,155	—	—	1,341	—	1,341
Balance at September 30, 2025	$30,238	$19,132	$93,610	$251,506	$(207,170)	$187,316	$(1,637)	$185,679

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

Due to the impact of weather activity and other macroeconomic uncertainties, the Company's operating results for the three and nine months ended September 30, 2026 and financial position as of September 30, 2026 are not necessarily indicative of the results or financial position that may be expected for the year ending December 31, 2026 or for other future periods. The financial results from the Company's operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines, are reported and consolidated on a two-month delayed basis (fiscal year-end of October 31) as permitted by GAAP in order to provide sufficient time for accumulation of their results.

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

The Company consolidates the liabilities of its deferred compensation plan and the related assets, which are held in a rabbi trust and also considered a variable interest entity ("VIE") of the Company. The rabbi trust was created to fund the liabilities of the Company's deferred compensation plan. The Company is considered the primary beneficiary of the rabbi trust because the Company directs the activities of the trust and can use the assets of the trust to satisfy the liabilities of the Company's deferred compensation plan. At September 30, 2026 and December 31, 2025, the liabilities of the deferred compensation plan were $5,874,000 and $6,686,000, respectively, which represented obligations of the Company rather than of the rabbi trust, and the values of the assets held in the related rabbi trust were $10,461,000 and $10,423,000, respectively. These liabilities and assets are included in "Other noncurrent liabilities" and "Other noncurrent assets," respectively, on the Company's unaudited Condensed Consolidated Balance Sheets.

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

Recently Adopted Accounting Standards

Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provided a practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the accounts receivable and contract assets when estimating expected credit losses. The guidance is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2026. The adoption did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

Disaggregation of Income Statement Expenses (ASU 2024-03)

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures of disaggregated information about certain income statement expense line items, such as inventory purchases, employee compensation, and depreciation. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and may be applied retrospectively or prospectively. The Company is currently evaluating the disclosure requirements of this guidance and the impact on its consolidated financial statements.

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

The following table presents U.S. Property & Casualty revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Global Technical Services	$26,929	$26,632	$80,268	$79,889
Claims Solutions	30,057	27,890	87,305	87,402
Contractor Connection	16,711	16,516	47,807	51,897
Catastrophe Services	2,256	5,189	7,523	21,729
Total U.S. Property & Casualty Revenues before Reimbursements	$75,953	$76,227	$222,903	$240,917

In addition to adjusting services, the Company previously performed Legal Services within its International Operations segment. Revenue is recognized over time as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer.

The following table presents International Operations revenues before reimbursements disaggregated by geography and service line for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
U.K.	$41,036	$42,665	$124,714	$126,428
Europe	28,293	26,801	85,248	80,354
Australia	26,198	22,566	72,327	58,936
Canada	25,222	22,473	72,691	67,518
Asia	7,356	8,077	24,729	21,480
Latin America	8,605	7,799	23,349	23,505
International Loss Adjusting	$136,710	$130,381	$403,058	$378,221

U.K.	$—	$2,811	$2,506	$7,712
Australia	—	1,550	—	5,835
Latin America	—	584	979	2,067
Crawford Legal Services	$—	$4,945	$3,485	$15,614
Total International Operations Revenues before Reimbursements	$136,710	$135,326	$406,543	$393,835

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

The following table presents Broadspire revenues before reimbursements disaggregated by service line for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Claims Management	$52,927	$53,383	$156,298	$155,028
Medical Management	49,209	50,018	146,053	145,374
Subrogation	6,829	7,217	20,795	22,046
Total Broadspire Revenues before Reimbursements	$108,965	$110,618	$323,146	$322,448

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

Contract Balances

The timing of revenue recognition, billings, and cash collections result in billed accounts receivables, unbilled accounts receivable reported as "Unbilled revenues, at estimated billable amounts," and "Deferred revenues" on the Company’s unaudited Condensed Consolidated Balance Sheets. Unbilled revenue is recorded for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that the Company expects and is entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.

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

The Company's deferred revenues for claims handled for one or two years are not as sensitive to changes in claim closing rates since the performance obligations are satisfied within a fixed length of time. Deferred revenues for lifetime claim handling are more sensitive to changes in claim closing rates since the Company is obligated to handle these claims to conclusion with no additional fees received for long-lived claims. Deferred revenues related to lifetime claim handling arrangements approximated $42,073,000 and $40,049,000 as of September 30, 2026 and December 31, 2025, respectively. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim. Based upon its historical averages, the Company closes approximately 99% of all cases referred to it under lifetime claim service agreements within five years from the date of referral. Also, within that five-year period, the percentage of cases remaining open in any one particular year has remained relatively consistent from period to period. Each quarter the Company evaluates its historical case closing rates by type of claim utilizing a portfolio approach and adjusts deferred revenues as necessary. As a portfolio approach is utilized to recognize deferred revenues, any changes in estimates will impact the timing of revenue recognition and any changes in estimates are recognized in the period in which they are determined.

The table below presents the deferred revenues balance as of January 1, 2026 and the significant activity affecting deferred revenues during the three months and nine months ended September 30, 2026:

(In Thousands)
Customer Contract Liabilities	Deferred Revenues
Balance as of January 1, 2026	$57,093
Quarterly additions	26,030
Revenue recognized from the prior periods	(14,983)
Revenue recognized from current quarter additions	(10,343)
Balance as of March 31, 2026	$57,797
Quarterly additions	29,941
Revenue recognized from the prior periods	(16,841)
Revenue recognized from current quarter additions	(11,254)
Balance as of June 30, 2026	$59,643
Quarterly additions	26,323
Revenue recognized from the prior periods	(16,544)
Revenue recognized from current quarter additions	(10,673)
Balance as of September 30, 2026	$58,749

Remaining Performance Obligations

As of September 30, 2026, the Company had $110,100,000 of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain claims where the processing has not yet occurred. The Company expects to recognize approximately 70% of its remaining performance obligations as revenues within one year and the remaining balance thereafter.

Costs to Obtain a Contract

The Company has a sales incentive compensation program where payment is based on the revenues recognized in the period. The payment does not represent an incremental cost to the Company that provides a future benefit expected to be longer than one year. Therefore it does not meet the criteria to be capitalized as a contract asset on the Company's unaudited Condensed Consolidated Balance Sheets, and is expensed as incurred.

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

5. Goodwill

Goodwill was $76,430,000 as of September 30, 2026, compared to $76,569,000 as of December 31, 2025. The Company tests goodwill for impairment annually on October 1st of each year, or more frequently if events or circumstances indicate potential impairment. In assessing goodwill for impairment, the carrying value of each reporting unit, including goodwill, is compared with its estimated fair value, which is determined utilizing a combination of the income and market approaches. The Company performed its annual goodwill impairment analysis as of October 1, 2025, and concluded that the estimated fair value of each reporting unit exceeded its carrying value. Accordingly, no goodwill impairment was recorded in 2025.

On January 1, 2026, the Company realigned its reportable segments as described in Note 1, “Basis of Presentation” and further described in Note 11, "Segment Information". This change resulted in the allocation of $3,736,000 of goodwill from the U.S. Property & Casualty segment to the International Operations segment based on the relative fair value approach. The Company performed an interim goodwill impairment test utilizing the income approach. The estimated fair value of each reporting unit tested exceeded its carrying value. The Company did not identify any impairment indicators during the nine months ended September 30, 2026.

The following table shows the changes in the carrying amount of goodwill for the nine months ended September 30, 2026:

	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Balance at December 31, 2025:
Goodwill	$128,202	$139,568	$81,779	$349,549
Accumulated impairment losses	(80,113)	(111,088)	(81,779)	(272,980)
Net goodwill	$48,089	$28,480	$—	$76,569
2026 Activity:
Reallocation	(3,736)	—	3,736	—
Foreign currency effects	—	—	(139)	(139)
Balance at September 30, 2026:
Goodwill	$124,466	$139,568	$85,376	$349,410
Accumulated impairment losses	(80,113)	(111,088)	(81,779)	(272,980)
Net goodwill	$44,353	$28,480	$3,597	$76,430

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

The provision for income taxes on consolidated income before income taxes totaled $7,327,000 and $5,813,000 for the three months ended September 30, 2026 and 2025, respectively. The overall effective tax rate increased to 32.8% for the three months ended September 30, 2026 compared with 31.9% for the 2025 period primarily due to changes in the mix of income and U.S. taxation of foreign subsidiary profits in the 2026 results.

The provision for income taxes on consolidated income before income taxes totaled $15,937,000 and $14,138,000 for the nine months ended September 30, 2026 and 2025, respectively. The overall effective tax rate decreased to 32.3% for the nine months ended September 30, 2026 compared with 34.4% for the 2025 period primarily due to a one-time expense of $1,328,000 relating to administrative guidance issued by a foreign tax authority in 2025.

7. Defined Benefit Pension Plans

Net periodic cost related to all of the Company's defined benefit pension plans recognized in the Company's unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 included the following components:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service cost	$466	$447	$1,417	$1,318
Interest cost	4,820	5,534	14,466	16,318
Expected return on assets	(6,058)	(6,289)	(18,193)	(18,516)
Amortization of actuarial loss	3,019	3,164	9,083	9,408
Net periodic cost	$2,247	$2,856	$6,773	$8,528

For the three months ended September 30, 2026 and 2025, the non-service components of net periodic pension expense totaled $1,781,000 and $2,409,000, respectively. For the nine months ended September 30, 2026 and 2025, the non-service components of net periodic pension expense totaled $5,356,000 and $7,210,000, respectively. These amounts are included in "Other Loss, net" on the unaudited Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2026, the Company contributed $3,000,000 to the U.S. defined benefit pension plan and $1,989,000 to the U.K. defined benefit pension plans, as compared with no contributions to the U.S. defined benefit pension plan and $2,222,000 to the U.K. defined benefit pension plans during the nine months ended September 30, 2025.

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

The computations of basic net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - basic:
Numerator:
Allocation of undistributed earnings	$6,795	$4,406	$5,332	$3,354	$13,552	$8,691	$9,949	$6,286
Dividends paid	2,295	1,512	2,286	1,436	6,761	4,357	6,523	4,116
Net income attributable to common shareholders, basic	$9,090	$5,918	$7,618	$4,790	$20,313	$13,048	$16,472	$10,402

Denominator:
Weighted-average common shares outstanding, basic	29,157	18,907	30,428	19,142	29,540	18,944	30,303	19,144
Earnings per share - basic	$0.31	$0.31	$0.25	$0.25	$0.69	$0.69	$0.54	$0.54

The computations of diluted net income attributable to shareholders of Crawford & Company per common share were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
(in thousands, except per share amounts)	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B	CRD-A	CRD-B
Earnings per share - diluted:
Numerator:
Allocation of undistributed earnings	$6,835	$4,366	$5,365	$3,321	$13,637	$8,606	$10,013	$6,222
Dividends paid	2,295	1,512	2,286	1,436	6,761	4,357	6,523	4,116
Net income attributable to common shareholders, diluted	$9,130	$5,878	$7,651	$4,757	$20,398	$12,963	$16,536	$10,338

Denominator:
Weighted-average common shares outstanding, basic	29,157	18,907	30,428	19,142	29,540	18,944	30,303	19,144
Weighted-average effect of dilutive securities	446	—	497	—	478	—	502	—
Weighted-average common shares outstanding, diluted	29,603	18,907	30,925	19,142	30,018	18,944	30,805	19,144
Earnings per share - diluted	$0.31	$0.31	$0.25	$0.25	$0.68	$0.68	$0.54	$0.54

Listed below are the shares excluded from the denominator in the preceding computation of diluted earnings per share for CRD-A:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Performance stock grants excluded because performance conditions have not been met (1)	223	796	226	801

(1) Compensation cost is recognized for these performance stock grants based on expected achievement rates; however, no consideration is given to these performance stock grants when calculating diluted earnings per share until the performance measurements have been achieved.

The following table details shares issued during the three and nine months ended September 30, 2026 and 2025, including restricted shares that were returned prior to vesting. These shares are included from their dates of issuance in the weighted-average common shares used to compute basic and diluted earnings per share for CRD-A in the table above. There were no shares of CRD-B issued during any of these periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
CRD-A issued under the Non-Employee Director Stock Plan	—	—	89	86
CRD-A issued under the U.K. Sharesave Scheme	23	7	202	113
CRD-A issued under the Employee Stock Purchase Plan	108	178	114	178
CRD-A issued under the 2016 Omnibus Stock and Incentive Plan	61	—	304	—

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

On August 10, 2026, the Company entered into a Stock Purchase and Sale Agreement with Jesse C. Crawford, pursuant to which the Company purchased 1,000,000 shares of the Company's Class A Common Stock from Mr. Crawford. The purchase price per share was equal to 97% of the official closing price of the Class A Common Stock on the New York Stock Exchange immediately preceding the execution of the agreement at the close of market on the Effective Date of the Agreement, representing an aggregate purchase price of approximately $12,813,700. Mr. Crawford is the father of Jesse C. Crawford, Jr., Non-Executive Chair of the Company's Board of Directors, and is the majority shareholder of the Company. The Audit Committee of the Board of Directors reviewed and approved the transaction as a related party transaction in accordance with the Company's related party transaction policy. The Board of Directors separately approved the purchase, which reflects a 3% discount on the closing market price and which the Audit Committee and the Board determined to be fair to, and in the best interests of, the Company and its shareholders. As the Company's Board of Directors separately authorized this repurchase, the authorized shares remaining under the 2021 Repurchase Authorization were not impacted.

During the nine months ended September 30, 2026, the Company repurchased 1,815,458 shares of CRD-A at an average cost of $11.80 per share and 108,963 shares of CRD-B at an average cost of $10.25, of which, 1,000,000 shares of CRD-A were purchased pursuant to the Stock Purchase and Sale Agreement, dated August 10, 2026 as described above, separate from the 2021 Repurchase Authorization. During the nine months ended September 30, 2025, the Company repurchased 263,098 shares of CRD-A and 12,846 shares of CRD-B at an average cost of $10.71 and $10.40, respectively.

On September 30, 2026, the Company had 1,197,469 shares available for repurchase under the 2021 Repurchase Authorization.

9. Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company consists of the total of net income, foreign currency translation adjustments, and accrued pension. Foreign currency translation adjustments include the net realized gains from intra-entity loans that are long-term in nature of $83,000 and $342,000 for the three and nine months ended September 30, 2026. The changes in components of "Accumulated other comprehensive loss" ("AOCL"), net of taxes and noncontrolling interests, included in the Company's unaudited condensed consolidated financial statements were as follows:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(38,265)	$(152,914)	$(191,179)	$(43,925)	$(157,815)	$(201,740)
Other comprehensive (loss) income before reclassifications	(2,577)	—	(2,577)	3,083	—	3,083
Amounts reclassified from accumulated other comprehensive income to net income	—	2,439	2,439	—	7,340	7,340
Net current period other comprehensive (loss) income	(2,577)	2,439	(138)	3,083	7,340	10,423
Ending balance	$(40,842)	$(150,475)	$(191,317)	$(40,842)	$(150,475)	$(191,317)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in thousands)	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company	Foreign currency translation adjustments	Retirement liabilities (1)	AOCL attributable to shareholders of Crawford & Company
Beginning balance	$(46,747)	$(162,025)	$(208,772)	$(50,079)	$(167,046)	$(217,125)
Other comprehensive (loss) income before reclassifications	(929)	—	(929)	2,403	—	2,403
Amounts reclassified from accumulated other comprehensive income to net income	—	2,531	2,531	—	7,552	7,552
Net current period other comprehensive (loss) income	(929)	2,531	1,602	2,403	7,552	9,955
Ending balance	$(47,676)	$(159,494)	$(207,170)	$(47,676)	$(159,494)	$(207,170)

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

10. Fair Value Measurements

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of September 30, 2026.

Fair Value Disclosures

There were no transfers of assets between fair value levels during the three and nine months ended September 30, 2026. The categorization of assets within the fair value hierarchy and the measurement techniques are reviewed quarterly. Any transfers between levels are deemed to have occurred at the end of the quarter.

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

Financial information as of and for the three and nine months ended September 30, 2026 and 2025 related to the Company's reportable segments is presented below:

	Three Months Ended September 30, 2026
	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Revenues before reimbursements	$75,953	$108,965	$136,710	$321,628
Less:
Segment Expenses:
Compensation	38,381	48,246	69,414	156,041
Benefits and payroll taxes	7,276	10,704	13,278	31,258
Non-employee labor	1,215	3,061	5,440	9,716
Total Compensation	46,872	62,011	88,132	197,015
Office rent and occupancy	713	2,047	3,956	6,716
Other office operating expense(1)	3,937	3,706	8,576	16,219
Depreciation	743	2,070	1,124	3,937
Professional fees	376	5,251	1,832	7,459
Cost of risk	1,037	1,220	912	3,169
Other, net(2)	998	34	2,128	3,160
Total Other Operating Expense	7,804	14,328	18,528	40,660
Allocated corporate, shared services, and administrative costs(3)	11,577	19,652	19,382	50,611
Total Segment Expenses	66,253	95,991	126,042	288,286
Segment Operating Earnings	$9,700	$12,974	$10,668	$33,342
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs(4)				(4,510)
Net corporate interest expense				(2,893)
Stock option expense				(135)
Amortization of acquisition-related intangible assets				(1,757)
Non-service pension costs				(1,720)
Income before income taxes				22,327
Income taxes				(7,327)
Net Income				15,000
Net Loss Attributable to Noncontrolling Interests				8
Net Income Attributable to Shareholders of Crawford & Company				$15,008

	Nine Months Ended September 30, 2026
	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Revenues before reimbursements	$222,903	$323,146	$406,543	$952,592
Less:
Segment Expenses:
Compensation	112,603	142,040	208,712	463,355
Benefits and payroll taxes	21,581	32,104	40,076	93,761
Non-employee labor	3,670	8,815	18,672	31,157
Total Compensation	137,854	182,959	267,460	588,273
Office rent and occupancy	2,182	6,104	11,975	20,261
Other office operating expense(1)	10,896	10,581	25,931	47,408
Depreciation	2,541	6,175	3,346	12,062
Professional fees	1,443	15,221	5,737	22,401
Cost of risk	2,379	2,391	2,949	7,719
Other, net(2)	4,531	609	5,674	10,814
Total Other Operating Expense	23,972	41,081	55,612	120,665
Allocated corporate, shared services, and administrative costs(3)	36,606	59,546	57,944	154,096
Total Segment Expenses	198,432	283,586	381,016	863,034
Segment Operating Earnings	$24,471	$39,560	$25,527	$89,558
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs(4)				(17,583)
Net corporate interest expense				(8,390)
Stock option expense				(435)
Amortization of acquisition-related intangible assets				(5,323)
Non-service pension costs				(5,158)
Contingent earnout adjustments				180
Loss on disposition of businesses, net(5)				(1,285)
Software impairment				(2,294)
Income before income taxes				49,270
Income taxes				(15,937)
Net Income				33,333
Net Loss Attributable to Noncontrolling Interests				28
Net Income Attributable to Shareholders of Crawford & Company				$33,361

	Three Months Ended September 30, 2025
	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Revenues before reimbursements	$76,227	$110,618	$135,326	$322,171
Less:
Segment Expenses:
Compensation	38,096	49,028	69,975	157,099
Benefits and payroll taxes	7,272	10,831	12,794	30,897
Non-employee labor	1,802	2,969	8,350	13,121
Total Compensation	47,170	62,828	91,119	201,117
Office rent and occupancy	1,119	2,154	4,228	7,501
Other office operating expense(1)	3,499	3,444	8,448	15,391
Depreciation	1,814	1,448	1,060	4,322
Professional fees	550	5,086	2,010	7,646
Cost of risk	558	793	1,257	2,608
Other, net(2)	(1,077)	(2)	189	(890)
Total Other Operating Expense	6,463	12,923	17,192	36,578
Allocated corporate, shared services, and administrative costs(3)	12,794	19,581	19,363	51,738
Total Segment Expenses	66,427	95,332	127,674	289,433
Segment Operating Earnings	$9,800	$15,286	$7,652	$32,738
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs(4)				(6,147)
Net corporate interest expense				(3,788)
Non-service pension costs				(2,363)
Stock option expense				(52)
Amortization of acquisition-related intangible assets				(2,126)
Contingent earnout adjustments				(60)
Income before income taxes				18,202
Income taxes				(5,813)
Net Income				12,389
Net Loss Attributable to Noncontrolling Interests				19
Net Income Attributable to Shareholders of Crawford & Company				$12,408

	Nine Months Ended September 30, 2025
	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
Revenues before reimbursements	$240,917	$322,448	$393,835	$957,200
Less:
Segment Expenses:
Compensation	121,204	141,105	203,981	466,290
Benefits and payroll taxes	22,546	31,836	37,584	91,966
Non-employee labor	5,208	8,924	24,186	38,318
Total Compensation	148,958	181,865	265,751	596,574
Office rent and occupancy	3,431	6,471	12,504	22,406
Other office operating expense(1)	11,076	10,229	25,338	46,643
Depreciation	5,434	4,343	3,142	12,919
Professional fees	1,657	14,320	5,215	21,192
Cost of risk	1,487	2,904	1,652	6,043
Other, net(2)	1,914	642	3,925	6,481
Total Other Operating Expense	24,999	38,909	51,776	115,684
Allocated corporate, shared services, and administrative costs(3)	39,929	60,209	59,105	159,243
Total Segment Expenses	213,886	280,983	376,632	871,501
Segment Operating Earnings	$27,031	$41,465	$17,203	$85,699
Reconciliation of segment operating earnings:
Unallocated corporate administrative costs(4)				(19,268)
Net corporate interest expense				(11,590)
Non-service pension costs				(7,050)
Stock option expense				(450)
Amortization of acquisition-related intangible assets				(5,751)
Contingent earnout adjustments				(503)
Income before income taxes				41,087
Income taxes				(14,138)
Net Income				26,949
Net Income Attributable to Noncontrolling Interests				(75)
Net Income Attributable to Shareholders of Crawford & Company				$26,874

(1)
Other office and operating expenses include travel and entertainment, automobile expenses, office operating expenses and data processing costs.
(2)
Other, net primarily includes advertising expenses, bank service charges, bad debt expense, and property and other taxes.
(3)
Allocated corporate, shared services, and administrative costs comprised of expenses for administrative functions, including direct compensation, payroll taxes, and benefits which are allocated to each segment based on usage.
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

Segment assets consist of accounts receivable, less allowance for expected credit losses, unbilled revenues at estimated billable amounts, goodwill and intangible assets arising from business acquisitions, net. Assets at September 30, 2026 and December 31, 2025 were as follows:

	U.S. Property & Casualty	Broadspire	International Operations	Total
	(In thousands)
September 30, 2026
Assets	$113,741	$105,594	$178,070	$397,405
December 31, 2025
Assets	104,970	103,996	176,576	385,542

Revenues by geographic region and major service line for the U.S. Property & Casualty, Broadspire, and International Operations segments are shown in Note 3, "Revenue Recognition."

Capital expenditures for the three and nine months ended September 30, 2026 and 2025 are shown in the following table:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
U.S. Property & Casualty	$124	$719	$528	$3,377
Broadspire	3,101	3,989	9,876	11,369
International Operations	524	460	2,153	975
Corporate	2,579	3,930	9,013	11,865
Total capital expenditures	$6,328	$9,098	$21,570	$27,586

The total of the Company's reportable segments' revenues before reimbursements reconciled to total consolidated revenues for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Segments' revenues before reimbursements	$321,628	$322,171	$952,592	$957,200
Reimbursements	8,279	10,636	27,465	33,541
Total consolidated revenues	$329,907	$332,807	$980,057	$990,741

The Company's reportable segments' total operating earnings reconciled to consolidated income before income taxes for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating earnings of all reportable segments	$33,342	$32,738	$89,558	$85,699
Unallocated corporate and shared costs and credits	(4,510)	(6,147)	(17,583)	(19,268)
Net corporate interest expense	(2,893)	(3,788)	(8,390)	(11,590)
Stock option expense	(135)	(52)	(435)	(450)
Amortization of acquisition-related intangible assets	(1,757)	(2,126)	(5,323)	(5,751)
Non-service pension costs	(1,720)	(2,363)	(5,158)	(7,050)
Loss on disposition of businesses, net	—	—	(1,285)	—
Software impairment	—	—	(2,294)	—
Contingent earnout adjustments	—	(60)	180	(503)
Income before income taxes	$22,327	$18,202	$49,270	$41,087

The Company's reportable segments' total assets reconciled to consolidated total assets of the Company at September 30, 2026 and December 31, 2025 are presented in the following table:

	September 30, 2026	December 31, 2025
	(In thousands)
Assets of reportable segments	$397,405	$385,542
Corporate assets:
Cash and cash equivalents	79,032	64,079
Income taxes receivable	3,901	4,350
Prepaid expenses and other current assets	37,532	41,362
Net property and equipment	14,832	16,649
Operating lease right-of-use asset, net	56,634	66,322
Capitalized software costs, net	110,073	112,812
Deferred income tax assets	22,236	24,684
Other noncurrent assets	47,462	48,500
Total corporate assets	371,702	378,758
Total assets	$769,107	$764,300

12. Commitments and Contingencies

As part of the Company's credit facility, the Company maintains a letter of credit to satisfy certain of its own contractual requirements. On September 30, 2026, the aggregate committed amount of letters of credit outstanding under the credit facility was $7,957,000.

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

13. Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The fair value of cash and cash equivalents approximates carrying value due to their short-term nature. Cash balances that are legally restricted as to usage or withdrawal are separately included in "Prepaid expenses and other current assets" within the Company's unaudited Condensed Consolidated Balance Sheets. Additionally, Restricted cash includes the $1,574,000 increase in fiduciary liabilities included in cash flows from financing activities in the Company's unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's unaudited Condensed Consolidated Balance Sheets to the corresponding amounts presented in the Company's unaudited Condensed Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents	$79,032	$64,079	$68,767	$55,412
Restricted cash within prepaid expenses and other current assets	2,134	467	348	917
Total cash, cash equivalents and restricted cash	$81,166	$64,546	$69,115	$56,329

14. Restructuring and Other Costs, Net

The Company did not incur any restructuring costs during the nine months ended September 30, 2026 and 2025. The Company incurred pre-tax restructuring costs of $13,996,000 during the fourth quarter of 2025.

The Company records restructuring charges when they are probable and estimable. Restructuring costs are accrued when the Company announces a restructuring event or communicates the employee termination, and the amounts can be reasonably estimated.

The following table summarizes the remaining costs in the Company’s accrued restructuring balances as of September 30, 2026. Severance and termination costs are included in “Accrued compensation and related costs” and lease termination costs are included in current and noncurrent “Operating lease liability” in the unaudited Condensed Consolidated Balance Sheets:

Restructuring Charges	Accrued compensation and related costs	Operating lease liability	Other accrued liabilities	Total
	(In thousands)
Balance at December 31, 2025	$1,291	$3,868	$289	$5,448
Additions	—	—	—	—
Adjustments to accruals	(252)	109	—	(143)
Cash payments	(912)	(2,068)	(38)	(3,018)
Balance at September 30, 2026	$127	$1,909	$251	$2,287

15. Client Funds

The Company maintains funds in custodial accounts at financial institutions to administer claims for certain clients. These funds are not available for the Company's general operating activities and, as such, have not been recorded in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of these funds totaled $513,966,000 and $456,043,000 at September 30, 2026 and December 31, 2025, respectively. The increase is driven by new client programs during the nine months ended September 30, 2026.

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

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations and the forward-looking statements related to our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially adversely affect our financial condition and results of operations, and whether the forward-looking statements ultimately prove to be correct. Included among the risks and uncertainties we face are risks related to the following:

•
a decline in cases referred to us for any reason, including changes in the degree to which property and casualty insurance carriers outsource their claims handling functions,
•
changes in global economic conditions, including the impact of tariffs,
•
the impact of changing climate conditions,
•
changes in interest rates,
•
changes in foreign currency exchange rates,
•
changes in regulations and practices of various governmental authorities,
•
changes in our competitive environment,
•
changes in the financial condition of our clients,
•
changes in the rate of inflation and our ability to recover increased operating costs,
•
the loss of any material customer,
•
our ability to successfully integrate the operations of acquired businesses,
•
our ability to timely identify and effectively remediate material weaknesses in internal control over financial reporting,
•
regulatory changes related to funding of defined benefit pension plans,
•
our U.S., U.K. and other international defined benefit pension plans and our future funding obligations thereunder,
•
our ability to complete any transaction involving the acquisition or disposition of assets on terms and at times acceptable to us,
•
our ability to identify new revenue sources not tied to the insurance underwriting cycle,
•
our ability to develop or acquire information technology resources to support and grow our business,
•
our ability to attract and retain qualified personnel,
•
our ability to renew existing contracts with clients on satisfactory terms,
•
our ability to collect amounts due from our clients and others,
•
continued availability of funding under our financing agreements,
•
general risks associated with doing business outside the U.S., including changes in tax rates,
•
our ability to comply with the covenants in our financing or other agreements,
•
changes in the frequency or severity of man-made or natural disasters,
•
the ability of our third-party service providers, used for certain aspects of our internal business functions, to meet expected service levels,
•
our ability to prevent or detect cybersecurity breaches and cyber incidents,
•
risks associated with artificial intelligence may impact our operations and may expose us to significant legal, regulatory, contractual and operational risks,

•
our ability to achieve targeted integration goals with the consolidation and migration of multiple software platforms,
•
proliferation and escalation of international hostilities and geopolitical events, such as the ongoing conflicts in the Middle East and Russia/Ukraine,
•
risks associated with our having a controlling shareholder, and
•
impairments of goodwill or our other indefinite-lived intangible assets.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with (i) our unaudited condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended September 30, 2026 and 2025, and as of September 30, 2026, and December 31, 2025, contained in Item 1 of this Quarterly Report on Form 10-Q, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2025. As described in Note 1, "Basis of Presentation," the financial results of our operations outside of the U.S., Canada, the Caribbean, and certain subsidiaries in the Philippines are included in our consolidated financial statements on a two-month delayed basis (fiscal year-end of October 31) as permitted by U.S. generally accepted accounting principles ("GAAP") in order to provide sufficient time for accumulation of their results.

Results of Operations

Consolidated revenues before reimbursements decreased $0.5 million, or (0.2)%, for the three months ended September 30, 2026, compared with the same period of 2025. This decrease was primarily driven by lower volumes in our U.S. Property & Casualty reportable segment, a reduction in revenues within our Broadspire reportable segment, as well as revenue reductions due to the disposal of the Crawford Legal Services businesses in our International Operations reportable segment. Changes in foreign exchange rates increased our consolidated revenues before reimbursements by $7.9 million, or 2.4%, for the three months ended September 30, 2026 and increased revenues by $23.5 million, or 2.4%, for the nine months ended September 30, 2026, as compared with the prior year periods. To illustrate this impact, segment revenues are presented below, using a constant exchange rate, for the three and nine months ended September 30, 2026.

	Three Months Ended			Three Months Ended
				Based on exchange rates for the three months ended September 30, 2025
(in thousands, except percentages)	September 30, 2026	September 30, 2025	Variance	September 30, 2026	% Variance
Revenues:
U.S. Property & Casualty	$75,953	$76,227	(0.4)%	$75,953	(0.4)%
Broadspire	108,965	110,618	(1.5)%	108,965	(1.5)%
International Operations	136,710	135,326	1.0%	128,769	(4.8)%
Total revenues before reimbursements	321,628	322,171	(0.2)%	313,687	(2.6)%
Reimbursements	8,279	10,636	(22.2)%	8,265	(22.3)%
Total Revenues	$329,907	$332,807	(0.9)%	$321,952	(3.3)%

	Nine Months Ended			Nine Months Ended
				Based on exchange rates for the nine months ended September 30, 2025
(in thousands, except percentages)	September 30, 2026	September 30, 2025	Variance	September 30, 2026	% Variance
Revenues:
U.S. Property & Casualty	$222,903	$240,917	(7.5)%	$222,903	(7.5)%
Broadspire	323,146	322,448	0.2%	323,146	0.2%
International Operations	406,543	393,835	3.2%	383,069	(2.7)%
Total revenues before reimbursements	952,592	957,200	(0.5)%	929,118	(2.9)%
Reimbursements	27,465	33,541	(18.1)%	26,485	(21.0)%
Total Revenues	$980,057	$990,741	(1.1)%	$955,603	(3.5)%

Excluding foreign currency impacts, consolidated revenues before reimbursements decreased $8.5 million, or (2.6)%, for the three months ended September 30, 2026 and decreased $28.1 million, or (2.9)%, for the nine months ended September 30, 2026 compared with the same periods of 2025. Revenues from the U.S. Property & Casualty segment decreased in the 2026 third quarter and year to date period primarily due to a continued decrease in staff augmentation and weather-driven services within our Catastrophe Services and Contractor Connection businesses. Revenues from the Broadspire segment decreased in all service lines in the 2026 third quarter compared with the same period in 2025. Revenues from the Broadspire segment increased for the nine months ended September 30, 2026 compared to the prior year period due to increases in the Claims Management and Medical Management service lines, offset by a decrease in Subrogation revenues. Excluding foreign currency impacts, revenues from the International Operations segment decreased in the 2026 third quarter compared with the same period in 2025 due to reductions in the U.K., Australia, Latin America, Europe and Asia, partially offset by revenue increases in Canada. Excluding foreign currency impacts, revenues from the International Operations segment decreased in the nine months ended September 30, 2026 as compared to the same period in 2025 due to reductions in the U.K., Europe, and Latin America, partially offset by revenue increases in Australia, Canada, and Asia.

Overall, there were increases in cases received of 6.0% and 2.2% for the three and nine months ended September 30, 2026, respectively. Within our U.S. Property & Casualty segment, cases decreased slightly for the three months ended September 30, 2026 as a result of weather-related reductions in Catastrophe Services and Global Technical Services, partially offset by increases in Claims Solutions and Contractor Connection. Cases decreased for the nine months ended September 30, 2026 as a result of a weather-related reduction in all service lines within our U.S. Property & Casualty segment. There was a slight increase in cases within our Broadspire segment for the three months ended September 30, 2026 as compared to the prior year period due to an increase in cases within our Subrogation service line as well as new disability clients within our Claims Management, partially offset by decreased casualty claims within our Claims Management service line and decreased utilization review claims within our Medical Management Service Line. For the nine months ended September 30, 2026, Broadspire cases increased due primarily to increases in new disability clients within our Claims Management service line, partially offset by a decline in Subrogation cases and decreased casualty claims within our Claims Management service line. Cases within our International Operations segment increased for the three and nine months ended September 30, 2026, as compared to the prior year period, primarily due to an increase in high-frequency, low-severity cases in Spain and an increase in weather related claims in Canada.

Cases received are presented below by segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2026	September 30, 2025	Variance	September 30, 2026	September 30, 2025	Variance
U.S. Property & Casualty	88,367	89,932	(1.7)%	246,963	280,366	(11.9)%
Broadspire	149,727	149,213	0.3%	459,105	446,048	2.9%
International Operations	149,162	126,230	18.2%	448,435	402,867	11.3%
Total Crawford Cases Received	387,256	365,375	6.0%	1,154,503	1,129,281	2.2%

To illustrate exposure to the impact of changes in foreign currencies, revenues before reimbursements are presented below by denominated currency for the three and nine months ended September 30, 2026:

		Three Months Ended
		September 30, 2026		September 30, 2025
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$184,918	57.5%	$186,845	58.0%
U.K.	GBP	41,036	12.8%	45,476	14.1%
Canada	CAD	25,222	7.8%	22,473	7.0%
Australia	AUD	26,198	8.1%	24,116	7.5%
Europe	EUR	18,365	5.7%	17,237	5.3%
Rest of World		25,889	8.1%	26,024	8.1%
Total Revenues, before reimbursements		$321,628		$322,171

		Nine Months Ended
		September 30, 2026		September 30, 2025
(in thousands)		USD equivalent	% of total	USD equivalent	% of total
U.S.	USD	$546,049	57.3%	$563,365	58.9%
U.K.	GBP	127,220	13.4%	134,140	14.0%
Canada	CAD	72,691	7.6%	67,518	7.1%
Australia	AUD	72,327	7.6%	64,771	6.8%
Europe	EUR	54,255	5.7%	49,911	5.2%
Rest of World		80,050	8.4%	77,495	8.0%
Total Revenues, before reimbursements		$952,592		$957,200

Costs of services provided, before reimbursements, decreased $5.4 million, or (2.4)%, for the three months ended September 30, 2026 primarily due to lower operating costs in the International Operations segment. Costs of services provided, before reimbursements decreased $4.2 million, or (0.6)%, for the nine months ended September 30, 2026, as compared to the 2025 period. As a percentage of revenues before reimbursements, the decrease in costs of services was consistent with the decrease in revenues.

Selling, general, and administrative expenses (“SG&A”) increased $2.3 million, or 3.2%, in the three months ended September 30, 2026 as compared with the 2025 period, primarily due to increases in cloud software costs, E&O insurance, and bad debt expense. SG&A decreased $4.9 million, or (2.2)%, during the nine months ended September 30, 2026 compared with the same period in 2025. The decrease was primarily due to a $3.1 million one-time indirect tax expense incurred in 2025 and lower compensation costs, partially offset by a $2.3 million software impairment charge in the second quarter of 2026.

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

Operating results for our U.S. Property & Casualty, Broadspire, and International Operations segments reconciled to net income before income taxes and net income attributable to shareholders of Crawford & Company were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
U.S. Property & Casualty	$75,953	$76,227	$222,903	$240,917
Broadspire	108,965	110,618	323,146	322,448
International Operations	136,710	135,326	406,543	393,835
Total Revenues before reimbursements	321,628	322,171	952,592	957,200
Reimbursements	8,279	10,636	27,465	33,541
Total Revenues	$329,907	$332,807	$980,057	$990,741
Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Property & Casualty	$46,872	$47,170	$137,854	$148,958
% of related revenues before reimbursements	61.7%	61.9%	61.8%	61.8%
Broadspire	62,011	62,828	182,959	181,865
% of related revenues before reimbursements	56.9%	56.8%	56.6%	56.4%
International Operations	88,132	91,119	267,460	265,751
% of related revenues before reimbursements	64.5%	67.3%	65.8%	67.5%
Total	$197,015	$201,117	$588,273	$596,574
% of Revenues before reimbursements	61.3%	62.4%	61.8%	62.3%
Expenses Other than Direct Compensation, Fringe Benefits & Non-Employee Labor:
U.S. Property & Casualty	$19,381	$19,257	$60,578	$64,928
% of related revenues before reimbursements	25.5%	25.3%	27.2%	27.0%
Broadspire	33,980	32,504	100,627	99,118
% of related revenues before reimbursements	31.2%	29.4%	31.1%	30.7%
International Operations	37,910	36,555	113,556	110,881
% of related revenues before reimbursements	27.7%	27.0%	27.9%	28.2%
Total before reimbursements	91,271	88,316	274,761	274,927
% of Revenues before reimbursements	28.4%	27.4%	28.8%	28.7%
Reimbursements	8,279	10,636	27,465	33,541
Total	$99,550	$98,952	$302,226	$308,468
% of Revenues	31.0%	29.7%	30.8%	31.1%
Segment Operating Earnings:
U.S. Property & Casualty	$9,700	$9,800	$24,471	$27,031
% of related revenues before reimbursements	12.8%	12.9%	11.0%	11.2%
Broadspire	12,974	15,286	39,560	41,465
% of related revenues before reimbursements	11.9%	13.8%	12.2%	12.9%
International Operations	10,668	7,652	25,527	17,203
% of related revenues before reimbursements	7.8%	5.7%	6.3%	4.4%
(Deduct) Add:
Unallocated corporate and shared costs, net	(4,510)	(6,147)	(17,583)	(19,268)
Net corporate interest expense	(2,893)	(3,788)	(8,390)	(11,590)
Stock option expense	(135)	(52)	(435)	(450)
Amortization of acquisition-related intangible assets	(1,757)	(2,126)	(5,323)	(5,751)
Non-service pension costs	(1,720)	(2,363)	(5,158)	(7,050)
Loss on disposition of businesses, net	—	—	(1,285)	—
Software impairment	—	—	(2,294)	—
Contingent earnout adjustments	—	(60)	180	(503)
Income before income taxes	22,327	18,202	49,270	41,087
Provision for income taxes	(7,327)	(5,813)	(15,937)	(14,138)
Net income	15,000	12,389	33,333	26,949
Net loss (income) attributable to noncontrolling interests	8	19	28	(75)
Net income attributable to shareholders of Crawford & Company	$15,008	$12,408	$33,361	$26,874

U.S. PROPERTY & CASUALTY SEGMENT

Operating earnings in our U.S. Property & Casualty segment totaled $9.7 million, or 12.8% of revenues before reimbursements, for the three months ended September 30, 2026, compared with 2025 operating earnings of $9.8 million, or 12.9% of revenues before reimbursements. For the nine months ended September 30, 2026, our U.S. Property & Casualty segment reported operating earnings of $24.5 million, or 11.0% of revenues before reimbursements, compared with 2025 operating earnings of $27.0 million, or 11.2% of revenues before reimbursements. The decrease in operating earnings in the three and nine months ended September 30, 2026 as compared to the prior year periods was driven by a decline in revenues within Catastrophe Services, offsetting benefits from reduced centralized indirect support costs.

Excluding centralized indirect support costs, gross profit decreased from $22.6 million, or 29.6% of revenues before reimbursements in 2025, to $21.3 million, or 28.0% of revenues before reimbursements, in the three months ended September 30, 2026. For the nine months ended September 30, 2026, gross profit decreased from $67.0 million or 27.8% of revenues before reimbursements in 2025 to $61.1 million, or 27.4% of revenues before reimbursements, primarily due to revenue declines within the Catastrophe Services and Contractor Connection service lines, partially offset by a reduction in office rent and software amortization.

Operating results for our U.S. Property & Casualty segment, including gross profit, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	In thousands (except percentages)
Three Months Ended September 30,	2026	2025	Variance
Revenues	$75,953	$76,227	(0.4)%
Direct expenses	54,676	53,633	1.9%
Gross profit	21,277	22,594	(5.8)%
Indirect expenses	11,577	12,794	(9.5)%
Total U.S. Property & Casualty Operating Earnings	$9,700	$9,800	(1.0)%

Gross profit margin	28.0%	29.6%	(1.6)%
Operating margin	12.8%	12.9%	(0.1)%

	In thousands (except percentages)
Nine Months Ended September 30,	2026	2025	Variance
Revenues	$222,903	$240,917	(7.5)%
Direct expenses	161,826	173,957	(7.0)%
Gross profit	61,077	66,960	(8.8)%
Indirect expenses	36,606	39,929	(8.3)%
Total U.S. Property & Casualty Operating Earnings	$24,471	$27,031	(9.5)%

Gross profit margin	27.4%	27.8%	(0.4)%
Operating margin	11.0%	11.2%	(0.2)%

Revenues before Reimbursements

U.S. Property & Casualty segment revenues are primarily derived from the property and casualty insurance company markets within the U.S. Revenues before reimbursements by service line for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025	Variance
Global Technical Services	$26,929	$26,632	1.1%
Claims Solutions	30,057	27,890	7.8%
Contractor Connection	16,711	16,516	1.2%
Catastrophe Services	2,256	5,189	(56.5)%
Total U.S. Property & Casualty Revenues before Reimbursements	$75,953	$76,227	(0.4)%

	Nine Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025	Variance
Global Technical Services	$80,268	$79,889	0.5%
Claims Solutions	87,305	87,402	(0.1)%
Contractor Connection	47,807	51,897	(7.9)%
Catastrophe Services	7,523	21,729	(65.4)%
Total U.S. Property & Casualty Revenues before Reimbursements	$222,903	$240,917	(7.5)%

Revenues before reimbursements from our U.S. Property & Casualty segment totaled $76.0 million in the three months ended September 30, 2026, compared with $76.2 million in the 2025 period. This slight decrease was primarily driven by a continued decrease in weather-driven services within our Catastrophe Services business partially offset by increases in our Claims Solutions business. There was a decrease in segment unit volume, measured principally by cases received, of (1.7)% for the three months ended September 30, 2026, compared with the 2025 period. There was a decrease in revenues of $(1.9) million, or (2.5)%, for certain clients within our Catastrophe Services business which have minimal cases due primarily to a continued decrease in staff augmentation and weather-driven services. During the third quarter of 2026, there was an increase in low value inspection services cases, of 300 or 0.3%. Changes in product mix and in the rates charged for those services accounted for a 3.5% revenue increase for the three months ended September 30, 2026 compared with the same period in 2025.

Revenues before reimbursements from our U.S. Property & Casualty segment totaled $222.9 million in the nine months ended September 30, 2026, compared with $240.9 million in the 2025 period. This decrease was primarily driven by a continued decrease in weather-driven services within our Catastrophe Services and Contractor Connection businesses. There was a decrease in segment unit volume, measured principally by cases received, of (11.9)% for the nine months ended September 30, 2026, compared with the 2025 period. This includes a decrease in low value inspection services cases, of 15,600 or (5.5)%. There was a decrease in revenues of $(11.5) million, or (4.8)%, for certain clients within our Catastrophe Services business which have minimal cases due primarily to a continued decrease in staff augmentation and weather-driven services. Changes in product mix and in the rates charged for those services accounted for a 3.7% revenue increase for the nine months ended September 30, 2026 compared with the same period in 2025.

Revenue variance components for our U.S. Property & Casualty segment, for the three and nine months ended September 30, 2026 are summarized as follows:

2026 Period compared to 2025 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Decrease in cases received	(1.7)%	(11.9)%
Decrease in low value inspection services cases	0.3%	5.5%
Decrease in revenues from catastrophe related activity with no related cases	(2.5)%	(4.8)%
Change in product mix and rates	3.5%	3.7%
Decrease in Revenues before Reimbursements	(0.4)%	(7.5)%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our U.S. Property & Casualty segment, which are included in total Company revenues, were $1.5 million for each of the three months ended September 30, 2026 and 2025. Reimbursements were $4.8 million and $5.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Case Volume Analysis

U.S. Property & Casualty segment unit volumes by service line, measured by cases received, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2026	September 30, 2025	Variance	September 30, 2026	September 30, 2025	Variance
Global Technical Services	6,736	7,654	(12.0)%	20,624	27,642	(25.4)%
Claims Solutions	51,282	45,673	12.3%	141,896	150,844	(5.9)%
Contractor Connection	29,652	29,304	1.2%	82,192	84,959	(3.3)%
Catastrophe Services	697	7,301	(90.5)%	2,251	16,921	(86.7)%
Total U.S. Property & Casualty Cases Received	88,367	89,932	(1.7)%	246,963	280,366	(11.9)%

Overall, there was a decrease in cases of (1.7)% in the three months ended September 30, 2026, compared to the same period in 2025. There were decreases in our Catastrophe Services business in the 2026 third quarter primarily due to less weather-driven activity, as compared with the 2025 period. The increase in Claims Solutions volumes in the 2026 third quarter was primarily due to increases in U.S. Loss Adjusting and an increase in low value inspection services.

There was a decrease in cases of (11.9)% for the nine months ended September 30, 2026, compared to the same period in 2025. Global Technical Services declined primarily due to cases received in the prior year for a specific complex event and a decrease in claim referrals from specialized programs. The decrease in Claims Solutions volumes in the 2026 year to date period was primarily due to the decrease in low value inspection services of 13,000 cases. There were decreases in our Contractor Connection and Catastrophe Services businesses for the nine months ended September 30, 2026 primarily due to less weather-driven activity, as compared with the 2025 period.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our U.S. Property & Casualty segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 61.7% for the three months ended September 30, 2026 compared with 61.9% for the 2025 period. These expenses were 61.8% for each of the nine months ended September 30, 2026 and September 30, 2025. The total dollar amount of these expenses decreased to $46.9 million for the three months ended September 30, 2026 from $47.2 million for the comparable 2025 period, and were $137.9 million for the nine months ended September 30, 2026, decreasing from $149.0 million in 2025. The slight decline in expenses for the three months ended September 30, 2026 was in line with the decrease in revenues, primarily driven by lower activity within Catastrophe Services, partially offset by increases in the other service lines. The decreases for the year to date period were also primarily in line with the reduction of revenues, driven primarily by the reduction of costs associated with Catastrophe Services and Contractor Connection service lines. There was an average of 1,634 full-time equivalent employees in this segment in the nine months ended September 30, 2026 compared with an average of 1,781 in the 2025 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

U.S. Property & Casualty expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $19.4 million for the three months ended September 30, 2026 compared with $19.3 million for the 2025 period. As a percentage of revenues before reimbursements, these expenses were 25.5% for the three months ended September 30, 2026 compared with 25.3% for the 2025 period. For the nine months ended September 30, 2026, these expenses were $60.6 million, compared with $64.9 million for the 2025 period. As a percentage of revenues before reimbursements, these expenses were 27.2% for the nine months ended September 30, 2026 compared with 27.0% for the 2025 period. The decrease in expenses for the nine months ended September 30, 2026 as compared to the prior year period was due to reductions in software amortization and centralized indirect support costs, partially offset by a prior year reduction in allowance for estimated credit losses.

BROADSPIRE SEGMENT

Our Broadspire segment reported operating earnings of $13.0 million, or 11.9% of revenues before reimbursements, for the three months ended September 30, 2026 as compared with $15.3 million, or 13.8% of revenues before reimbursements, for the third quarter of 2025. For the nine months ended September 30, 2026, our Broadspire segment reported operating earnings of $39.6 million, or 12.2% of revenues before reimbursements, compared with 2025 operating earnings of $41.5 million, or 12.9% of revenue before reimbursements. The decrease in the 2026 third quarter operating earnings was due to a decline in casualty revenues, partly offset with growth in the disability business and increased software amortization costs. The decrease in 2026 year-to-date operating earnings as compared to the prior year period was due to increased compensation and software amortization costs, partially offset by a reduction of centralized indirect support costs.

Excluding centralized indirect support costs, third quarter gross profit decreased from $34.9 million, or 31.5% of revenues before reimbursements, in 2025 to $32.6 million, or 29.9% of revenues before reimbursements in 2026. For the nine months ended September 30, 2026, gross profit decreased from $101.7 million, or 31.5% of revenues before reimbursements in 2025, to $99.1 million, or 30.7% of revenues before reimbursements. The decrease for the 2026 third quarter was due to a decline in Casualty revenues partly offset with growth in the disability business and increased software amortization costs. The decrease in the year-to-date period was due to increased compensation and software amortization costs.

Operating results for our Broadspire segment, including gross profit, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	In thousands (except percentages)
Three Months Ended September 30,	2026	2025	Variance
Revenues	$108,965	$110,618	(1.5)%
Direct expenses	76,339	75,751	0.8%
Gross profit	32,626	34,867	(6.4)%
Indirect expenses	19,652	19,581	0.4%
Total Broadspire Operating Earnings	$12,974	$15,286	(15.1)%

Gross profit margin	29.9%	31.5%	(1.6)%
Operating margin	11.9%	13.8%	(1.9)%

	In thousands (except percentages)
Nine Months Ended September 30,	2026	2025	Variance
Revenues	$323,146	$322,448	0.2%
Direct expenses	224,040	220,774	1.5%
Gross profit	99,106	101,674	(2.5)%
Indirect expenses	59,546	60,209	(1.1)%
Total Broadspire Operating Earnings	$39,560	$41,465	(4.6)%

Gross profit margin	30.7%	31.5%	(0.8)%
Operating margin	12.2%	12.9%	(0.7)%

Revenues before Reimbursements

Broadspire revenues are derived from the property, casualty and disability insurance and self-insured markets in the U.S. Revenues before reimbursements by service line for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025	Variance
Claims Management	$52,927	$53,383	(0.9)%
Medical Management	49,209	50,018	(1.6)%
Subrogation	6,829	7,217	(5.4)%
Total Broadspire Revenues before Reimbursements	$108,965	$110,618	(1.5)%

	Nine Months Ended
(in thousands, except percentages)	September 30, 2026	September 30, 2025	Variance
Claims Management	$156,298	$155,028	0.8%
Medical Management	146,053	145,374	0.5%
Subrogation	20,795	22,046	(5.7)%
Total Broadspire Revenues before Reimbursements	$323,146	$322,448	0.2%

Revenues before reimbursements from our Broadspire segment totaled $109.0 million in the three months ended September 30, 2026 compared with $110.6 million in the 2025 period. Revenues declined in each of the Claims Management, Medical Management, and Subrogation service lines. There was a slight increase in segment unit volume, measured principally by cases received, of 0.3% for the three months ended September 30, 2026 compared with the same period of 2025. There was an increase of high-frequency, low-severity claims within our Claims Management service line of 5,575, or 3.9%, primarily related to new disability clients. Revenues were negatively impacted by a $(1.0) million decrease in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (0.9)% decrease in revenues. There was also a $(0.3) million decrease in revenues within our Medical Management service line for which no cases are received, or a (0.3)% decrease in revenues. Changes in product mix and in the rates charged for those services accounted for a 3.1% revenue increase for the 2026 third quarter compared with the 2025 period.

For the nine months ended September 30, 2026, revenues before reimbursements from our Broadspire segment totaled $323.1 million compared with $322.4 million in the 2025 period. This increase was primarily due to an increase in cases in the Claims Management and Medical Management service lines, partially offset by a decline in the Subrogation service line. There was an increase in segment unit volume, measured principally by cases received, of 2.9% for the nine months ended September 30, 2026 compared with the same period of 2025. This was primarily due to an increase of high-frequency, low-severity claims within our Claims Management service line of 26,800, or 6.0%, primarily related to new disability clients. Revenues were negatively impacted by a $(3.1) million decrease in revenues within our Claims Management service line related to income earned which offsets the costs of managing the funds maintained to administer claims for our customers, for which no cases are received, or (0.9)% decrease in revenues. There was also a $1.4 million increase in revenues within our Medical Management service line for which no cases are received, or a 0.4% increase in revenues. Changes in product mix and in the rates charged for those services accounted for a 3.8% revenue increase for the nine months ended September 30, 2026 compared with the 2025 period.

Revenue variance components for our Broadspire segment, for the three and nine months ended September 30, 2026 are summarized as follows:

2026 Period compared to 2025 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Increase in cases received	0.3%	2.9%
Decrease in claims management revenues with no cases received	(0.9)%	(0.9)%
(Decrease) increase in medical management revenues with no cases received	(0.3)%	0.4%
Increase in high-frequency, low-severity disability cases received	(3.7)%	(6.0)%
Change in product mix and rates	3.1%	3.8%
(Decrease) increase in Revenues before Reimbursements	(1.5)%	0.2%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our Broadspire segment were $0.7 million for each of the three months ended September 30, 2026 and 2025. Reimbursements were $2.1 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Case Volume Analysis

Broadspire unit volumes by service line, as measured by cases received, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2026	September 30, 2025	Variance	September 30, 2026	September 30, 2025	Variance
Claims Management	103,690	102,302	1.4%	314,398	300,724	4.5%
Medical Management	38,472	40,307	(4.6)%	121,674	119,968	1.4%
Subrogation	7,565	6,604	14.6%	23,033	25,356	(9.2)%
Total Broadspire Cases Received	149,727	149,213	0.3%	459,105	446,048	2.9%

Overall case volumes slightly increased 0.3% for the three months ended September 30, 2026 due to new disability clients within our Claims Management service line, as well as an increase in our Subrogation service line. These increases were partially offset by a reduction in utilization management cases within Medical Management, and decreased casualty claims within our Claims Management service line.

There was an increase in cases of 2.9% in the nine months ended September 30, 2026, compared to the same period in 2025, due primarily to increases in new disability clients within our Claims Management service line and medical unit claims within our Medical Management service line. These increases were partially offset by a decline in Subrogation cases due to the loss of a customer and decreased casualty claims within our Claims Management service line.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our Broadspire segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. These expenses totaled $62.0 million for the three months ended September 30, 2026, compared to $62.8 million for the 2025 period. As a percent of the related revenues before reimbursements, these expenses increased from 56.8% in the 2025 third quarter to 56.9% in the 2026 third quarter. For the nine months ended September 30, 2026, these expenses totaled $183.0 million, compared to $181.9 million in 2025. For the nine months ended September 30, 2026, these expenses, as a percent of the related revenues before reimbursements, increased from 56.4% for the nine months ended September 30, 2025 to 56.6% for the 2026 period. The slight decrease in costs for the three month period directly relates to the decrease in revenues as compared to the prior year period. The increase in costs for the 2026 nine month period was primarily due to increased employees and average wages related to the increase in revenues, as well as product mix changes. Average full-time equivalent employees in this segment totaled 2,918 in the nine months ended September 30, 2026, compared with 2,874 in the 2025 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

Broadspire segment expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor as a percent of revenues before reimbursements increased to 31.2% for the three months ended September 30, 2026, from 29.4% in the 2025 period. The amount of these expenses increased from $32.5 million for the three months ended September 30, 2025 to $34.0 million in 2026. These expenses were $100.6 million for the nine months ended September 30, 2026, compared to $99.1 million for the nine months ended September 30, 2025. As a percentage of revenues before reimbursements, these expenses were 31.1% for the nine months ended September 30, 2026, compared with 30.7% for the 2025 period. The increase in expenses in total and as a percentage of revenues before reimbursements for the three and nine months ended September 30, 2026 as compared to the prior year periods was primarily due to an increase in software amortization costs.

INTERNATIONAL OPERATIONS SEGMENT

Operating earnings in our International Operations segment were $10.7 million, or 7.8% of revenues before reimbursements, for the three months ended September 30, 2026, compared with $7.7 million, or 5.7% of revenues before reimbursements, in the 2025 period. For the nine months ended September 30, 2026, our International Operations segment reported operating earnings of $25.5 million, or 6.3% of revenues before reimbursements, compared with operating earnings of $17.2 million, or 4.4% of revenues before reimbursements in 2025. The increase in operating earnings in the three months ended September 30, 2026 compared to the prior year was primarily due to improved operating results in Canada, Australia, Asia, and Latin America, partially offset by a reduction in operating earnings within the U.K. and Europe. The increase in operating earnings in the nine months ended September 30, 2026 compared to the prior year was primarily due to improved operating results in Canada, Australia, and Asia, partially offset by a reduction in operating earnings within the U.K. and Europe.

Excluding centralized indirect support costs, gross profit increased from $27.0 million, or 20.0% of revenues before reimbursements in 2025, to $30.1 million, or 22.0% of revenues before reimbursements, in the three months ended September 30, 2026. For the nine months ended September 30, 2026, gross profit increased from $76.3 million, or 19.4% of revenues before reimbursements in 2025, to $83.5 million, or 20.5% of revenues before reimbursements. The increase in gross profit in the three months ended September 30, 2026 as compared to 2025 was primarily due to improved operating results in Canada, Australia, and Asia. The increase in gross profit for the nine months ended September 30, 2026 as compared to 2025 was primarily due to improved operating results in Canada, Australia, and Asia, partially offset by a reduction in earnings within the U.K, Europe, and Latin America.

Operating results for our International Operations segment, including gross profit, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for September 30, 2025
Three Months Ended September 30,	2026	2025	Variance	2026	Variance
Revenues	$136,710	$135,326	1.0%	$128,769	(4.8)%
Direct expenses	106,660	108,311	(1.5)%	100,496	(7.2)%
Gross profit	30,050	27,015	11.2%	28,273	4.7%
Indirect expenses	19,382	19,363	0.1%	18,258	(5.7)%
Total International Operations Operating Earnings	$10,668	$7,652	39.4%	$10,015	30.9%

Gross profit margin	22.0%	20.0%	2.0%	22.0%	2.0%
Operating margin	7.8%	5.7%	2.1%	7.8%	2.1%

	In thousands (except percentages)
	Based on actual exchange rates			Based on exchange rates for September 30, 2025
Nine Months Ended September 30,	2026	2025	Variance	2026	Variance
Revenues	$406,543	$393,835	3.2%	$383,069	(2.7)%
Direct expenses	323,072	317,527	1.7%	304,640	(4.1)%
Gross profit	83,471	76,308	9.4%	78,429	2.8%
Indirect expenses	57,944	59,105	(2.0)%	54,556	(7.7)%
Total International Operations Operating Earnings	$25,527	$17,203	48.4%	$23,873	38.8%

Gross profit margin	20.5%	19.4%	1.1%	20.5%	1.1%
Operating margin	6.3%	4.4%	1.9%	6.2%	1.8%

Revenues before Reimbursements

International Operations segment revenues are primarily derived from the global property and casualty insurance company markets in the U.K., Europe, Australia, Canada, Asia and Latin America. Revenues before reimbursements by major region, based on actual exchange rates and using a constant exchange rate, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	Based on actual exchange rates			Based on exchange rates for September 30, 2025
(in thousands, except percentages)	September 30, 2026	September 30, 2025	Variance	September 30, 2026	Variance
U.K.	$41,036	$45,476	(9.8)%	$38,946	(14.4)%
Europe	28,293	26,801	5.6%	26,071	(2.7)%
Australia	26,198	24,116	8.6%	23,495	(2.6)%
Canada	25,222	22,473	12.2%	25,040	11.4%
Asia	7,356	8,077	(8.9)%	7,124	(11.8)%
Latin America	8,605	8,383	2.6%	8,093	(3.5)%
Total International Operations Revenues before Reimbursements	$136,710	$135,326	1.0%	$128,769	(4.8)%

	Nine Months Ended
	Based on actual exchange rates			Based on exchange rates for September 30, 2025
(in thousands, except percentages)	September 30, 2026	September 30, 2025	Variance	September 30, 2026	Variance
U.K.	$127,220	$134,140	(5.2)%	$120,664	(10.0)%
Europe	85,248	80,354	6.1%	78,179	(2.7)%
Australia	72,327	64,771	11.7%	66,045	2.0%
Canada	72,691	67,518	7.7%	71,459	5.8%
Asia	24,729	21,480	15.1%	23,849	11.0%
Latin America	24,328	25,572	(4.9)%	22,873	(10.6)%
Total International Operations Revenues before Reimbursements	$406,543	$393,835	3.2%	$383,069	(2.7)%

Revenues before reimbursements from our International Operations segment totaled $136.7 million in the three months ended September 30, 2026, compared with $135.3 million in the 2025 period. The change in exchange rates increased our International Operations segment revenues by approximately 5.8%, or $7.9 million, for the three months ended September 30, 2026 as compared with the 2025 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $128.8 million for the three months ended September 30, 2026. There was an increase in segment unit volume, measured principally by cases received, of 18.2% for the three months ended September 30, 2026, compared with the 2025 period. There was a net increase in high-frequency, low-severity cases of 16,500, or 13.1%, primarily in Spain, Canada, and the Netherlands. In addition, revenues decreased by $(4.9) million or (3.7)% in the current year due to the disposition of Crawford Legal Services businesses. Within the U.K. there was a decrease in higher-value third-party administration claims, which led to a $(3.5) million, or (2.6)% decrease in revenues. In Australia, revenues were earned in the prior year third quarter on 3,500 storm related cases, or 2.8%, recorded in prior quarters. Changes in product mix and in the rates charged for those services accounted for a (0.8)% revenue decrease for the three months ended September 30, 2026 compared with the same period in 2025.

Revenues before reimbursements from our International Operations segment totaled $406.5 million in the nine months ended September 30, 2026, compared with $393.8 million in the 2025 period. The change in exchange rates increased our International Operations segment revenues by approximately 5.9%, or $23.5 million, for the nine months ended September 30, 2026 as compared with the 2025 period. Absent foreign exchange rate fluctuations, International Operations segment revenues would have been $383.1 million for the nine months ended September 30, 2026. There was an increase in segment unit volume, measured principally by cases received, of 11.3% for the nine months ended September 30, 2026, compared with the 2025 period. There was a net increase in high-frequency, low-severity cases of 37,900, or 9.4%, primarily in Spain and Canada. In addition, revenues decreased by $(12.1) million or (3.1)% in the current year due to the disposition of Crawford Legal Services businesses. Within the U.K. there was a decrease in higher-value third-party administration claims, which led to a $(6.1) million, or (1.5)% decrease in revenues. In Australia, storm related cases recorded in the prior year second quarter with revenues recorded in future periods decreased by 2,500, or (0.6)%. Changes in product mix and in the rates charged for those services accounted for a (0.6)% revenue decrease for the nine months ended September 30, 2026 compared with the same period in 2025.

Excluding the impact of foreign currencies, revenues decreased in the U.K. for the three and nine month periods due to a reduction in higher-value third-party administration claims as well as a reduction in legal services. There was a decrease in revenues in Europe in the 2026 periods, compared with 2025, due to a reduction in flood related revenues in the Middle East. There was a decrease in Australia in the three months ended September 30, 2026, compared to the prior year period, due to the sale of the legal services business. For the nine months ended September 30, 2026, compared with the prior year periods, revenues increased within Australia due to increased weather-related activity, partially offset by the sale of the legal services business. Canada increased in each period due to a new client in third-party administration, as well as increased weather-related activity during the third quarter. There was a decrease in revenues in Asia for the three month period, compared with 2025, due to earthquakes in Thailand in 2025. These earthquake claims have continued to result in revenues in 2026, resulting in the increase in revenues within Asia for the nine months ended September 30, 2026 over the 2025 period. The decrease in revenues in Latin America in the 2026 periods was primarily driven by a reduction in weather-related cases in Chile as well as the exit of the legal services business.

Revenue variance components for our International Operations segment, for the three and nine months ended September 30, 2026 are summarized as follows:

2026 Period compared to 2025 Period Ending:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Increase in cases received	18.2%	11.3%
Increase due to foreign currency exchange rates	5.8%	5.9%
Decrease in U.K. revenues related to higher-value third-party administration claims	(2.6)%	(1.5)%
Change in high-frequency, low-severity cases received, primarily within Spain, Canada, and Netherlands	(13.1)%	(9.4)%
Storm related cases received in Australia in the second quarter of 2025 with revenue recognized in later periods	(2.8)%	0.6%
Reduction in revenues related to disposition of Crawford Legal Services businesses	(3.7)%	(3.1)%
Change in product mix and rates	(0.8)%	(0.6)%
Increase in Revenues before Reimbursements	1.0%	3.2%

Reimbursed Expenses included in Total Revenues

Reimbursements for out-of-pocket expenses incurred in our International Operations segment, which are included in total Company revenues, were $6.2 million and $8.2 million for the three months ended September 30, 2026 and 2025, respectively. Reimbursements were $20.8 million and $26.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Case Volume Analysis

International Operations segment unit volumes by geographic region, measured by cases received, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended			Nine Months Ended
(whole numbers, except percentages)	September 30, 2026	September 30, 2025	Variance	September 30, 2026	September 30, 2025	Variance
U.K.	27,279	27,616	(1.2)%	83,418	86,388	(3.4)%
Europe	57,981	40,827	42.0%	183,211	133,587	37.1%
Australia	7,370	10,154	(27.4)%	30,486	32,629	(6.6)%
Canada	31,275	23,974	30.5%	84,490	72,727	16.2%
Asia	7,649	8,194	(6.7)%	22,939	23,374	(1.9)%
Latin America	17,608	15,465	13.9%	43,891	54,162	(19.0)%
Total International Operations Cases Received	149,162	126,230	18.2%	448,435	402,867	11.3%

Overall, there was an increase in cases received of 18.2% for the three months ended September 30, 2026, compared with the 2025 period. The increases were primarily related to high-frequency, low-severity cases within Europe, where Spain had an increase of 4,250 cases and the Netherlands increased by 4,300 cases. Canada volume improved due to increased weather-related activity, which led to an increase of approximately 5,000 high-frequency, low-severity cases. Latin America volume improved due to increased weather-related activity in Chile. Australia had a decrease in storm claims as compared to the prior year period. U.K. had a decline in third-party administration cases. Asia experienced fewer claims primarily due to claims related to earthquakes in Thailand which took place during the prior year third quarter. In addition, Malaysia had fewer cases in the 2026 period.

There was an increase in cases received of 11.3% for the nine months ended September 30, 2026, compared with the 2025 period. The increases were primarily related to high-frequency, low-severity cases within Europe, where Spain had an increase of 30,250 cases. In addition, Canada volume improved due to the addition of a new client with high-frequency, low-severity cases, as well as increased weather-related activity during the third quarter. Australia had a decrease in storm related claims in the 2026 period. U.K. had a decline in third-party administration cases. Latin America also had decreased cases due to a reduction in high-frequency, low-value cases received in Brazil of 10,800 cases.

Direct Compensation, Fringe Benefits & Non-Employee Labor

The most significant expense in our International Operations segment is the compensation of employees, including related payroll taxes and fringe benefits, and the payments to outsourced service providers that augment the functions performed by our employees. As a percentage of revenues before reimbursements, these expenses were 64.5% and 67.3% for the three months ended September 30, 2026 and 2025, respectively. The total dollar amount of these expenses was $88.1 million for the three months ended September 30, 2026, compared to $91.1 million for the 2025 period. This decrease was due to lower compensation costs within Canada, Crawford Legal Services, and administration, as well as non-employee costs within the U.K., partially offset by an increase due to fluctuations in exchange rates that resulted in a $5.1 million increase to these expenses. These efficiencies within compensation also contributed to the decrease as a percentage of revenues before reimbursements. For the nine months ended September 30, 2026, these expenses were 65.8%, compared with 67.5% in 2025, and were $267.5 million for the nine months ended September 30, 2026 compared to $265.8 million in 2025. The fluctuation in exchange rates resulted in an increase to these expenses by $15.5 million. This increase was partially offset by reductions in compensation costs within Canada, Crawford Legal Services, and other administrative compensation costs, as well as non-employee labor within the U.K. These efficiencies within compensation also contributed to the decrease as a percentage of revenues before reimbursements. There was an average of 4,178 full-time equivalent employees in this segment in the nine months ended September 30, 2026, compared with an average of 4,379 in the comparable 2025 period.

Expenses Other than Reimbursements, Direct Compensation, Fringe Benefits & Non-Employee Labor

International Operations expenses other than reimbursements, direct compensation, fringe benefits, and non-employee labor were $37.9 million for the three months ended September 30, 2026 compared to $36.6 million for the 2025 period. As a percentage of revenues before reimbursements, these expenses were 27.7% for the three months ended September 30, 2026 compared with 27.0% for the 2025 period. For the nine months ended September 30, 2026, these expenses were $113.6 million, compared with $110.9 million for the 2025 period. As a percentage of revenues before reimbursements, these expenses were 27.9% for the nine months ended September 30, 2026, compared with 28.2% for the 2025 period. The increase in expenses for the three months ended September 30, 2026 as compared to the 2025 period was due to an increase in the allowance for credit losses. The increase in expenses for the nine months ended September 30, 2026 as compared to the prior period was due to the increased professional fees and an increase in self-insurance costs, partially offset by a reduction in centralized indirect support costs.

EXPENSES AND CREDITS EXCLUDED FROM SEGMENT OPERATING EARNINGS

Income Taxes

The Company's consolidated effective income tax rate may change periodically due to changes in enacted statutory tax rates, changes in tax law or policy, changes in the composition of taxable income from the countries in which it operates, the Company's ability to utilize net operating loss and tax credit carryforwards, changes in permanent reinvestment assertions, and changes in unrecognized tax benefits. We estimate that our effective income tax rate for 2026 will be approximately 33% to 35% after considering known discrete items as of September 30, 2026.

The provision for income taxes on consolidated income before income tax totaled $7.3 million and $5.8 million for the three months ended September 30, 2026 and 2025, respectively. The overall effective tax rate increased to 32.8% for the three months ended September 30, 2026 compared with 31.9% for the 2025 period primarily due to changes in the mix of income and U.S. taxation of foreign subsidiary profits in the 2026 results.

The provision for income taxes on consolidated income before income tax totaled $15.9 million and $14.1 million for the nine months ended September 30, 2026 and 2025, respectively. The overall effective tax rate decreased to 32.3% for the nine months ended September 30, 2026 compared with 34.4% for the 2025 period primarily due to a one-time expense of $1.3 million relating to administrative guidance issued by a foreign tax authority in 2025.

Net Corporate Interest Expense

Net corporate interest expense consists of interest expense that we incur on our short- and long-term borrowings, partially offset by any interest income we earn on available cash balances and short-term investments. These amounts vary based on interest rates, borrowings outstanding and the amounts of invested cash. Corporate interest expense totaled $3.8 million and $4.6 million for the three months ended September 30, 2026 and 2025, respectively. Interest income was $0.9 million for the three months ended September 30, 2026 and $0.8 million for the three months ended September 30, 2025. Corporate interest expense totaled $10.8 million and $14.0 million for the nine months ended September 30, 2026 and 2025, respectively. Interest income was $2.4 million for each of the nine months ended September 30, 2026 and 2025.

Stock Option Expense

Stock option expense, a component of stock-based compensation, is comprised of non-cash expenses related to stock options granted under our various stock option and employee stock purchase plans. Stock option expense is not allocated to our operating segments. Stock option expense totaled $0.1 million for each of the three months ended September 30, 2026 and 2025. Stock option expense totaled $0.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets represents the non-cash amortization expense for finite-lived customer-relationship and trade name intangible assets. Amortization expense associated with these intangible assets totaled $1.8 million for the three months ended September 30, 2026 and $2.1 million for the three months ended September 30, 2025. Amortization expense associated with these intangible assets totaled $5.3 million for the nine months ended September 30, 2026 and $5.8 million for the nine months ended September 30, 2025. This amortization expense is included in "Selling, general, and administrative expenses" in our unaudited Condensed Consolidated Statements of Operations.

Unallocated Corporate and Shared Costs, Net

Certain unallocated corporate and shared costs are excluded from the determination of segment operating earnings. For the three and nine months ended September 30, 2026 and 2025, unallocated corporate and shared costs and credits represented expenses for our chief executive officer and our Board of Directors, certain adjustments to our self-insured liabilities, certain unallocated legal costs and professional fees, and certain adjustments and recoveries to our allowances for estimated credit losses.

Unallocated corporate and shared costs were $4.5 million and $6.1 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in the 2026 quarter was primarily due to lower medical self-insurance and compensation expense. Unallocated corporate and shared costs were $17.6 million for the nine months ended September 30, 2026 and $19.3 million for the nine months ended September 30, 2025. The decrease in the 2026 year to date period was primarily due to one-time $3.1 million indirect tax expense incurred in 2025, partially offset by increased compensation expense.

Contingent Earnout Adjustments

Contingent earnout expense represents the fair value adjustment of earnout liabilities arising from recent acquisitions. There was no adjustment for the three months ended September 30, 2026, and a benefit of $0.2 million for the nine months ended September 30, 2026, compared to expenses of $0.1 million and $0.5 million for the three and nine months ended September 30, 2025. The fair value adjustment is based on changes to projections of acquired entities over the respective earnout periods, which span multiple years.

Non-Service Pension Costs

Non-service pension costs totaled $1.7 million and $5.2 million for the three and nine months ended September 30, 2026, compared to $2.4 million and $7.1 million for the three and nine months ended September 30, 2025. Non-service pension costs represent the U.S. and U.K. non-service defined benefit pension costs, which are non-operating in nature as the U.S. plan is frozen and the U.K. plans are closed to new participants. The service cost component of the U.K. plans remains in compensation expense.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

At September 30, 2026, our working capital balance (current assets less current liabilities) was approximately $56.5 million, an increase of $13.7 million from the working capital balance at December 31, 2025. Our cash and cash equivalents were $79.0 million at September 30, 2026, compared with $64.1 million at December 31, 2025.

Cash and cash equivalents as of September 30, 2026 consisted of $25.0 million held in the U.S. and $54.0 million held in our foreign subsidiaries. The Company generally does not provide for additional U.S. and foreign income taxes on undistributed earnings of foreign subsidiaries because they are considered to be indefinitely reinvested. The Company maintained its permanent reinvestment assertion on a portion of prior year undistributed earnings for certain foreign operations and accrued deferred taxes attributable to earnings that were not permanently reinvested. The majority of the remaining historical earnings and future foreign earnings are expected to remain permanently reinvested and will be used to provide working capital for these operations, fund defined benefit pension plan obligations, repay non-U.S. debt, fund capital improvements, and fund future acquisitions.

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

Cash Provided by Operating Activities

Cash provided by operating activities was $29.0 million for the nine months ended September 30, 2026, compared with $51.7 million provided by operating activities in the 2025 period. The decrease in cash provided by operations was primarily driven by increases in billed and unbilled receivables, partially offset by higher earnings compared to prior year.

Cash Used in Investing Activities

Cash used in investing activities was $16.3 million for the nine months ended September 30, 2026, compared with $25.2 million used in the first nine months of 2025. The decrease in cash used in 2026 was due to proceeds from business dispositions and decreases in capital expenditures in 2026 compared to 2025.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities was $3.9 million for the nine months ended September 30, 2026, compared with $13.8 million of cash used in the 2025 period. During the nine months of 2026, there was an increase of $36.0 million in net borrowing from our revolving credit facility, compared with a net decrease during the 2025 period of $0.7 million. The increase in borrowing in the 2026 period was primarily related to the increase in payments of our accounts payable, accrued liabilities, and share repurchases. We added $1.6 million of fiduciary liabilities, due to the timing of fund transfers. We repurchased shares for $22.5 million in the 2026 period, compared with $3.0 million in the 2025 period. We paid $11.1 million in dividends in the nine months ended September 30, 2026 compared with $10.6 million in the 2025 period.

Other Matters Concerning Liquidity and Capital Resources

As a component of our Credit Facility with Bank of America (the "Credit Facility"), we maintain a letter of credit facility to satisfy certain contractual obligations. Including $8.0 million of undrawn letters of credit issued under the letter of credit facility, the available balance under our credit facility totaled $261.7 million at September 30, 2026. Our short-term debt obligations typically peak during the first half of each year due to the annual payment of incentive compensation, contributions to retirement plans, working capital fluctuations, and certain other recurring payments, and generally decline during the balance of the year. The balance of short-term borrowings represents amounts under our credit facility that we expect, but are not required, to repay in the next twelve months. Long- and short-term borrowings outstanding, including current installments and finance leases, totaled $225.1 million as of September 30, 2026 compared with $189.1 million at December 31, 2025.

Our liquidity is defined as cash on hand and borrowing capacity under our Credit Facility based on our trailing twelve month EBITDA, as defined in our Credit Facility. At September 30, 2026, this resulted in total liquidity of $356.4 million.

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

For the nine months ended September 30, 2026 we contributed $3.0 million to our U.S. defined benefit pension plan and $2.0 million to our U.K defined benefit pension plans, compared with no contributions to the U.S. plan and $2.2 million to the U.K. plans for the nine months ended September 30, 2025. Anticipated funding for the other international plans is not significant.

Dividend Payments

Our Board of Directors makes dividend decisions from time to time based in part on an assessment of current and projected earnings and cash flows. During the nine months ended September 30, 2026, we paid $11.1 million in dividends. Our ability to pay future dividends could be impacted by many factors including the funding requirements of our defined benefit pension plans, repayments of outstanding borrowings, levels of cash expected to be generated by our operating activities, and covenants and other restrictions contained in any credit facilities or other financing agreements.

Financial Condition

Other significant changes on our unaudited Condensed Consolidated Balance Sheets as of September 30, 2026, compared with our Condensed Consolidated Balance Sheets as of December 31, 2025 were as follows:

•
Accounts receivable increased by $9.2 million excluding foreign exchange impacts. The increase is primarily attributable to Global Technical Services in the U.S. Property & Casualty segment and Canada in the International Operations segment.
•
Unbilled revenues increased $12.4 million excluding foreign exchange impacts. The increase is primarily attributable to Global Technical Services in the U.S. Property & Casualty segment and Australia and Canada in the International Operations segment.
•
Accounts payable and accrued liabilities decreased $23.6 million excluding foreign currency exchange impacts. The decrease is primarily due to payments for employee incentive compensation earned in 2025 and the timing of payroll.

At September 30, 2026, we were not a party to any off-balance sheet arrangements which we believe could materially impact our operations, financial condition, or cash flows.

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

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that its disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while the Company's disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

The Registrant's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 12 — Commitments and Contingencies — Legal Proceedings.”

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

On August 10, 2026, the Company entered into a Stock Purchase and Sale Agreement pursuant to which the Company purchased 1,000,000 shares of the Company's Class A Common Stock. As the Company's Board of Directors separately authorized this repurchase, the authorized shares remaining under the 2021 Repurchase Authorization were not impacted. As of September 30, 2026 the Company was authorized to repurchase 1,197,469 shares under the 2021 Repurchase Authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May be Purchased Under the Plans or Programs
Balance as of June 30, 2026				1,260,373
July 1, 2026 - July 31, 2026
CRD-A	51,881	$10.92	51,881
CRD-B	10,227	$10.34	10,227
Totals as of July 31, 2026				1,198,265
August 1, 2026 - August 31, 2026
CRD-A	1,000,000	$12.81	—
CRD-B	796	$10.54	796
Totals as of August 31, 2026				1,197,469
September 1, 2026 - September 30, 2026
CRD-A	—	$—	—
CRD-B	—	$—	—
Totals as of September 30, 2026	1,062,904		62,904	1,197,469

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Crawford & Company
(Registrant)

Date:	November 2, 2026	/s/ W. Bruce Swain
W. Bruce Swain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2026	/s/ Holly B. Boudreau
Holly B. Boudreau
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)